Form 10-Q
period 2014-03-31
CAROLINA FINANCIAL CORP
filed 2014-05-12
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to

Commission file number _________

Carolina Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	57-1039637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

288 Meeting Street, Charleston, South Carolina	29401
(Address of principal executive offices)	(Zip Code)

843-723-7700
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,041,460 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 7, 2014.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
	(In thousands)
ASSETS
Cash and due from banks	$6,553	4,489
Interest-bearing cash	9,887	34,176
Cash and cash equivalents	16,440	38,665
Securities available-for-sale (cost of $196,399 at March 31, 2014 and $166,997 at December 31, 2013)	199,023	167,535
Securities held-to-maturity (fair value of $25,076 at March 31, 2014 and $23,547 at December 31, 2013)	24,242	24,554
Federal Home Loan Bank stock, at cost	3,380	4,103
Other investments	1,921	1,858
Derivative assets	1,216	1,412
Loans held for sale	31,899	36,897
Loans receivable, net of allowance for loan losses of $8,401 at March 31, 2014 and $8,091 at December 31, 2013	571,388	535,221
Premises and equipment, net	18,654	17,585
Accrued interest receivable	2,784	2,802
Real estate acquired through foreclosure, net	5,742	6,273
Deferred tax assets, net	7,124	7,419
Income taxes receivable	634	—
Mortgage servicing rights	10,003	10,908
Cash value life insurance	21,069	20,910
Other assets	3,281	5,442
Total assets	$918,800	881,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$88,105	83,500
Interest-bearing deposits	657,563	614,081
Total deposits	745,668	697,581
Short-term borrowed funds	5,300	10,300
Long-term debt	69,465	74,540
Derivative liabilities	—	55
Drafts outstanding	1,910	2,703
Advances from borrowers for insurance and taxes	457	284
Accrued interest payable	324	311
Income taxes payable	—	749
Reserve for mortgage repurchase losses	5,871	6,109
Dividends payable to shareholders	201	—
Accrued expenses and other liabilities	4,027	6,725
Total liabilities	833,223	799,357
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 200,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.01; 6,800,000 shares authorized; 4,027,827 and 4,015,204 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	40	40
Additional paid-in capital	22,640	22,393
Retained earnings	63,912	62,169
Accumulated other comprehensive loss, net of tax benefit	(1,015)	(2,375)
Total stockholders’ equity	85,577	82,227
Total liabilities and stockholders’ equity	$918,800	881,584

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands, except share data)
Interest income
Loans	$6,833	7,079
Debt securities	1,521	1,103
Dividends from FHLB	34	29
Other interest income	23	18
Total interest income	8,411	8,229
Interest expense
Deposits	815	866
Short-term borrowed funds	5	115
Long-term debt	511	521
Total interest expense	1,331	1,502
Net interest income	7,080	6,727
Provision for loan losses	—	—
Net interest income after provision for loan losses	7,080	6,727
Noninterest income
Net gain on sale of loans held for sale	2,454	11,350
Deposit service charges	431	318
Net gain on sale of securities	316	16
Fair value adjustments on interest rate swaps	(255)	—
Net gain on sale of servicing assets	776	—
Net increase in cash value life insurance	186	1
Mortgage loan servicing income	1,277	1,492
Other	184	206
Total noninterest income	5,369	13,383
Noninterest expense
Salaries and employee benefits	5,344	6,460
Occupancy and equipment	984	814
Marketing and public relations	274	235
FDIC insurance	127	256
Provision for mortgage loan repurchase losses	—	692
Legal expense	170	150
Other real estate expense, net	247	76
Mortgage subservicing expense	363	466
Amortization of mortgage servicing rights	472	593
Settlement of employment agreements	—	1,783
Other	1,625	1,498
Total noninterest expense	9,606	13,023
Income before income taxes	2,843	7,087
Income tax expense	899	2,664
Net income	$1,944	4,423
Earnings per common share:
Basic	$0.50	1.15
Diluted	$0.49	1.15
Weighted average common shares outstanding:
Basic	3,851,426	3,837,984
Diluted	3,936,087	3,837,984

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)

Net income	$1,944	4,423

Other comprehensive income (loss), net of tax:
Unrealized gain on securities, net of tax of $861 and $(48) for the three months ended March 31, 2014 and 2013, respectively	1,531	(86)

Reclassification adjustment for gains included in earnings, net of tax of $(114) and $(6) for the three months ended March 31, 2014 and 2013, respectively	(202)	(10)

Accretion of unrealized losses on held-to-maturity securities previously recognized in other comprehensive income net of tax of $18 and $18 for the three months ended March 31, 2014 and 2013, respectively	31	31

Other comprehensive income (loss), net of tax	1,360	(65)

Comprehensive income	$3,304	4,358

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2012	3,837,984	$39	22,048	45,752	(325)	67,514
Stock-based compensation expense, net	—	—	21	—	—	21
Net income	—	—	—	4,423	—	4,423
Other comprehensive loss, net of tax	—	—	—	—	(65)	(65)
Balance, March 31, 2013	3,837,984	$39	22,069	50,175	(390)	71,893

Balance, December 31, 2013	4,015,204	$40	22,393	62,169	(2,375)	82,227
Stock awards	12,623	—	137	—	—	137
Stock-based compensation expense, net	—	—	110	—	—	110
Net income	—	—	—	1,944	—	1,944
Dividends declared to stockholders	—	—	—	(201)	—	(201)
Other comprehensive income, net of tax	—	—	—	—	1,360	1,360
Balance, March 31, 2014	4,027,827	$40	22,640	63,912	(1,015)	85,577

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$1,944	4,423
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—
Deferred tax (benefit) expense	(448)	2,301
Amortization of unearned discount/premiums on investments, net	504	625
Amortization of deferred loan fees	(577)	(1,414)
Amortization of mortgage servicing rights	472	593
Gain on sale of available for sale securities, net	(316)	(16)
Gain on sale of loans held for sale, net	(2,454)	(11,350)
Originations of loans held for sale	(206,114)	(507,151)
Proceeds from sale of loans held for sale	213,452	568,893
Provision for mortgage loan repurchase losses	—	692
Mortgage loan losses paid, net of recoveries	(238)	(131)
Fair value adjustments on interest rate swaps	255	—
Stock-based compensation	110	21
(Increase) decrease in cash surrender value of bank owned life insurance	(159)	28
Depreciation	271	225
Gain on sale of real estate acquired through foreclosure	(28)	(65)
Write-down of real estate acquired through foreclosure	239	63
Gain on sale of servicing assets	(776)	—
Proceeds from the sale of servicing assets	1,576	—
Originations of mortgage servicing assets	(367)	(3,118)
Decrease (increase) in:
Accrued interest receivable	18	183
Income taxes receivable	(634)	—
Prepaid FDIC insurance	—	248
Other assets	2,161	2,367
Increase (decrease) in:
Accrued interest payable	13	130
Income taxes payable	(788)	(3,038)
Dividends payable to shareholders	201	—
Accrued expenses and other liabilities	(2,561)	353
Cash flows provided by operating activities	5,756	54,862
7

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(47,805)	(34,281)
Maturities, payments and calls	8,448	14,039
Proceeds from sales	9,818	6,216
Activity in held-to-maturity securities:
Maturities, payments and calls	317	255
(Increase) decrease in other investments	(63)	2
Decrease in Federal Home Loan Bank stock	723	2,310
(Increase) decrease in loans receivable, net	(36,427)	854
Purchase of premises and equipment	(1,340)	(92)
Proceeds from sale of real estate acquired through foreclosure	1,157	483
Purchase of bank owned life insurance	—	(53)
Distribution of bank owned life insurance	—	116
Cash flows used in investing activities	(65,172)	(10,151)

Cash flows from financing activities:
Net increase in deposit accounts	48,087	10,561
Net decrease in Federal Home Loan Bank advances	(10,000)	(47,500)
Net increase in other short-term borrowed funds	—	1,504
Principal repayment of subordinated debt	(75)	(75)
Net decrease in drafts outstanding	(793)	(1,349)
Net increase (decrease) in advances from borrowers for insurance and taxes	173	(115)
Cash dividends paid on common stock	(201)	—
Cash flows provided by (used in) financing activities	37,191	(36,974)
Net (decrease) increase in cash and cash equivalents	(22,225)	7,737
Cash and cash equivalents, beginning of quarter	38,665	17,839
Cash and cash equivalents, end of quarter	$16,440	25,576

Supplemental disclosure
Cash paid for:
Interest on deposits and borrowed funds	$1,318	1,372
Income taxes paid, net of (refunds)	2,768	2,997

Noncash investing and financing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$837	876

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Carolina Financial Corporation (“Carolina Financial” or the “Company”), incorporated under the laws of the State of Delaware, is a bank holding company with two wholly-owned subsidiaries, CresCom Bank (the “Bank”) and Carolina Services Corporation of Charleston (“Carolina Services”). Effective July 31, 2012, Carolina Financial combined its wholly-owned subsidiary bank, Community FirstBank of Charleston (“Community FirstBank”), with and into its other wholly-owned subsidiary bank, Crescent Bank. In conjunction with this internal reorganization, Crescent Bank’s name was changed to CresCom Bank. Crescent Mortgage Company (“Crescent Mortgage”), formerly a wholly-owned subsidiary of Community FirstBank, became a wholly-owned subsidiary of CresCom Bank. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CresCom Bank and Carolina Services. In consolidation, all material intercompany accounts and transactions have been eliminated. The results of operations of the businesses acquired in transactions accounted for as purchases are included only from the dates of acquisition. All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with the Company.

At March 31, 2014 and December 31, 2013, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15,000,000. The principal assets of the Trusts are $15,465,000 of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the Company’s audited consolidated financial statements and accompanying footnotes included in the Company’s Registration Statement on Form 10, as amended (File No. 000-19029) (the “Form 10”) filed with the Securities and Exchange Commission (“SEC”) on April 1, 2014. There have been no significant changes to the accounting polices as disclosed in the Company’s Form 10.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2014 and December 31, 2013, and the results of its operations and cash flows for the three-months ended March 31, 2014 and 2013. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

Management’s Estimates

The financial statements are prepared in accordance with GAAP in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, including valuation for impaired loans, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of securities, the valuation of derivative instruments, the valuation of mortgage servicing rights, the determination of the reserve for mortgage loan repurchase losses, asserted and unasserted legal claims and deferred tax assets or liabilities. In connection with the determination of the allowance for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

Management uses available information to recognize losses on loans and foreclosed real estate. However, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for loan losses and foreclosed real estate may change materially in the near term.

Earnings Per Share

Basic earnings per share (“EPS”) represents income available to common stockholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock (non-vested shares), and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the period of the Company’s stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

On January 15, 2014, the Board of Directors of the Company declared a two-for-one stock split to stockholders of record dated February 10, 2014, payable on February 28, 2014. As such, all share, earnings per share, and per share data have been retroactively adjusted to reflect this stock split for all periods presented in accordance with GAAP.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of financial condition but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure except for the following:

On April 23, 2014, the stockholders of the Company approved an increase in the number of authorized common shares from 6,800,000 to 10,000,000 and an increase in the number of authorized preferred shares from 200,000 to 1,000,000.

On April 23, 2014, the Company declared a $0.05 per share dividend to stockholders of record on June 20, 2014, payable July 10, 2014.

Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on stockholders’ equity or the net income as previously reported.

Recently Issued Accounting Pronouncements

The Balance Sheet topic of the ASC was amended in December 2011 for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement. The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. The amendments were effective for reporting periods beginning on or after January 1, 2013 and required retrospective presentation for all comparative periods presented. Additionally, in January 2013 the FASB clarified that the amendments apply only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in GAAP or subject to a master netting arrangement or similar agreement. These amendments did not have a material effect on the Company’s financial statements.

The FASB amended the Comprehensive Income topic of the ASC in February 2013. The amendments address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2013. Earlier adoption is permitted. The Company does not expect that these amendments will have a material effect on its financial statements.

In February 2013, the FASB also amended the Financial Instruments topic of the ASC to address the scope and applicability of certain disclosures to nonpublic companies. The amendments clarify that the requirement to disclose “the level of the fair value hierarchy within the fair value measurements are categorized in their entirety (Level 1, 2, or 3)” does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position but for which fair value is disclosed. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein, and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however it will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance. The Company does not expect this amendment to have any effect on its financial statements.

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in-substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company’s annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments securities available-for-sale and held-to-maturity at March 31, 2014 and December 31, 2013 follows:

	March 31, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(In thousands)
Securities available-for-sale:
Municipal securities	$37,474	687	(703)	37,458	39,790	99	(1,390)	38,499
US government agencies	7,975	—	(36)	7,939	5,199	—	(24)	5,175
Mortgage-backed securities:
Agency	94,331	2,038	(104)	96,265	68,813	1,433	(317)	69,929
Non-agency	56,619	914	(172)	57,361	53,195	826	(89)	53,932
Total mortgage-backed securities	150,950	2,952	(276)	153,626	122,008	2,259	(406)	123,861
Total	$196,399	3,639	(1,015)	199,023	166,997	2,358	(1,820)	167,535

Securities held-to-maturity:
Municipal securities	$15,442	355	(114)	15,683	15,488	30	(341)	15,177
Asset-backed securities	8,800	3,002	(2,409)	9,393	9,066	2,107	(2,803)	8,370
Total	$24,242	3,357	(2,523)	25,076	24,554	2,137	(3,144)	23,547

The asset-backed securities portfolio is collateralized with trust preferred securities issued by other financial institutions in pooled issuances.

The following table presents unrealized losses related to the trust preferred securities that were recognized within other comprehensive income at the time of transfer to held-to-maturity as well as the unrealized gains and losses that are not presented in other comprehensive income for March 31, 2014 and December 31, 2013.

	At March 31, 2014
							Not Recognized in
				Recognized in OCI			OCI
				Gross Unrealized			Gross Unrealized
										Collateral-
	Purchased	Cumula-	Carrying			Amortized			Estimated	ization
	Face Value	tive OTTI	Value	Gains	Losses	Cost	Gains	Losses	Fair Value	Percentage
	(In thousands)
Held-to-Maturity:
Trust Preferred Securities
Total A-Class	$2,487	—	2,487	—	(579)	1,908	365	(89)	2,184	172%-378%
Total B-Class	11,833	(2,635)	9,198	—	(2,541)	6,657	1,712	(2,320)	6,049	94%-104%
Total C-Class	2,698	(1,340)	1,358	—	(1,123)	235	925	—	1,160	86%-86%
	$17,018	(3,975)	13,043	—	(4,243)	8,800	3,002	(2,409)	9,393

	At December 31, 2013
							Not Recognized in
				Recognized in OCI			OCI
				Gross Unrealized			Gross Unrealized
										Collateral-
	Purchased	Cumula-	Carrying			Amortized			Estimated	ization
	Face Value	tive OTTI	Value	Gains	Losses	Cost	Gains	Losses	Fair Value	Percentage
	(In thousands)
Held-to-Maturity:
Trust Preferred Securities
Total A-Class	$2,841	—	2,841	—	(586)	2,255	354	(99)	2,510	164% - 324%
Total B-Class	11,804	(2,635)	9,169	—	(2,569)	6,600	1,190	(2,704)	5,086	94% - 98%
Total C-Class	2,688	(1,340)	1,348	—	(1,137)	211	563	—	774	83% - 83%
	$17,333	(3,975)	13,358	—	(4,292)	9,066	2,107	(2,803)	8,370

The pooled trust preferred securities consisted of positions in seven different securities. The underlying issuers in the pools were primarily financial institutions and to a lesser extent, insurance companies and real estate investment trusts. The Company owns both senior and mezzanine tranches in pooled trust preferred securities; however, the Company does not own any income notes. The senior and mezzanine tranches of trust preferred collateralized debt obligations generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements are failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. Unrealized losses recognized in other comprehensive income relate to unrealized losses at the time of transfer from available-for-sale to held-to-maturity and are accreted in accordance with GAAP.

As of March 31, 2014, $900,000 of the pooled trust preferred securities were investment grade, $1.0 million were split-rated, and $6.9 million were below investment grade. As of December 31, 2013, $1.3 million of the pooled trust preferred securities were investment grade, $1.0 million were split-rated, and $6.8 million were below investment grade. In terms of risk-based capital calculation, the Company allocates additional risk-based capital to the below investment grade securities.

As of March 31, 2014, senior tranches represent $1.9 million of the Company’s pooled securities, while mezzanine tranches represented $6.9 million. All of the $6.9 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance. As of December 31, 2013, senior tranches represent $2.3 million of the Company’s pooled securities, while mezzanine tranches represented $6.8 million. All of the $6.8 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2014 follows:

	2014
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Three to five years	$510	505
Six to ten years	15,621	15,501
After ten years	180,268	183,017
Total	$196,399	199,023

Securities held-to-maturity:
Three to five years	$980	890
Six to ten years	3,545	3,476
After ten years	19,717	20,710
Total	$24,242	25,076

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

During the three months ended March 31, 2014, the Company sold 13 securities available-for-sale totaling $9.5 million. The Company received gross proceeds of $9.8 million related to the sale of these securities and recognized gross gains of $316,000 and no gross losses.

During the three months ended March 31, 2013, the Company sold three securities available-for-sale totaling $6.2 million. The Company received gross proceeds of $6.2 million related to the sale of these securities and recognized gross gains of $16,000 and no gross losses.

At March 31, 2014, the Company had pledged $15.3 million of securities for FHLB advances.

The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 are as follows:

	At March 31, 2014
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
				(In thousands)
Available-for-sale:
Municipal securities	$14,907	14,365	(542)	4,922	4,761	(161)	19,829	19,126	(703)
US government agencies	7,975	7,939	(36)	—	—	—	7,975	7,939	(36)
Mortgage-backed securities:
Agency	8,239	8,135	(104)	—	—	—	8,239	8,135	(104)
Non-agency	21,279	21,127	(152)	2,314	2,294	(20)	23,593	23,421	(172)
Total mortgage-backed securities	29,518	29,262	(256)	2,314	2,294	(20)	31,832	31,556	(276)
Total	$52,400	51,566	(834)	7,236	7,055	(181)	59,636	58,621	(1,015)

Held-to-maturity:
Municipal securities	$—	—	—	3,371	3,257	(114)	3,371	3,257	(114)
Asset-backed securities	—	—	—	7,428	5,019	(2,409)	7,428	5,019	(2,409)
Total	$—	—	—	10,799	8,276	(2,523)	10,799	8,276	(2,523)

 The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 are as follows:

	At December 31, 2013
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$27,108	25,917	(1,191)	3,157	2,958	(199)	30,265	28,875	(1,390)
US government agencies	5,199	5,175	(24)	—	—	—	5,199	5,175	(24)
Mortgage-backed securities:
Agency	27,140	26,823	(317)	—	—	—	27,140	26,823	(317)
Non-agency	15,006	14,951	(55)	3,660	3,626	(34)	18,666	18,577	(89)
Total mortgage-backed securities	42,146	41,774	(372)	3,660	3,626	(34)	45,806	45,400	(406)
Total	$74,453	72,866	(1,587)	6,817	6,584	(233)	81,270	79,450	(1,820)

Held-to-maturity:
Municipal securities	$11,945	11,734	(211)	2,177	2,047	(130)	14,122	13,781	(341)
Asset-backed securities	—	—	—	7,398	4,595	(2,803)	7,398	4,595	(2,803)
Total	$11,945	11,734	(211)	9,575	6,642	(2,933)	21,520	18,376	(3,144)
15

The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospect of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or a portion may be recognized in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment.

At March 31, 2014 and December 31 2013, the Company had 42 and 58, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities and mortgage-backed securities (agency and non-agency) summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows, and determined that no OTTI expense was necessary for the three months ended March 31, 2014.

At March 31, 2014 and December 31, 2013, the Company had four trust preferred securities within the held-to-maturity portfolio that were in an unrealized loss position. The asset-backed securities portfolio is collateralized with trust preferred securities issued by other financial institutions in pooled issuances.

To determine the fair value, cash flow models for trust preferred securities are provided by a third-party pricing service. Impairment testing is performed on a quarterly basis using a detailed cash flow analysis for each security. The major assumptions used during the impairment test are described in the subsequent paragraph.

In 2009, the Company adopted a four year “burst” scenario for its modeled default rates (2010 - 2013) that replicated the default rates for the banking industry from the four peak years of the savings and loan crisis, which then reduced to 0.25% annually. The elevated default rate ended in 2013. The constant default rate used by the Company is now 0.25% annually. All issuers that were currently in deferral were presumed to be in default. Additionally, all defaults are assumed to have a 15% recovery after two years and 1% of the pool is presumed to prepay annually. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current three-month LIBOR forward interest rate curve. Based on the cash flow analysis performed at period end, management believes that there are no additional securities other-than-temporarily impaired at March 31, 2014.

There was no OTTI recognized for the three months ended March 31, 2014 or 2013.

The following table presents the cumulative credit related OTTI related to securities held-to-maturity taken as well as the activity at March 31, 2014 and December 31, 2013 for the trust preferred securities.

	At March 31,	At December 31,
	2014	2013
	(In thousands)

Balance at beginning of year	$3,975	3,975
Additions for credit losses on securities for which OTTI was not previously recognized	—	—
Additions for additional credit losses on securities for which OTTI was previously recognized	—	—
Balance at end of year	$3,975	3,975

Management believes that there are no additional securities other-than-temporarily impaired at March 31, 2014. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

The Company, as a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon a membership-based requirement and an activity-based requirement. FHLB capital stock is pledged to secure FHLB advances. No secondary market exists for this stock, and it has no quoted market price. However, redemption through the FHLB of this stock has historically been at par value. The Company’s investment in FHLB capital stock was $3.4 million and $4.1 million at March 31, 2014 and December 31, 2013, respectively.

NOTE 3 – DERIVATIVES

The derivative positions of the Company at March 31, 2014 and December 31, 2013 are as follows:

	At March 31,		At December 31,
	2014		2013
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
		(In thousands)
Derivative assets:
Mortgage loan interest rate lock commitments	$438	131,955	—	—
Mortgage loan forward sales commitments	261	20,992	106	20,516
Mortgage-backed securities forward sales commitments	270	107,000	878	88,000
Interest rate swaps	247	20,000	428	20,000
	$1,216	279,947	1,412	128,516
Derivative liabilities:
Mortgage loan interest rate lock commitments	—	—	55	103,614
	$—	—	55	103,614

The primary uses of derivative instruments are related to the mortgage banking activities of the Company. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in net gain on sale of loans held for sale within the noninterest income of the consolidated statements of operations.

Derivative instruments not related to mortgage banking activities, including financial futures commitments and interest rate swap agreements that do not satisfy the hedge accounting requirements are recorded at fair value and are classified with resultant changes in fair value recorded in current period earnings in fair value adjustments on interest rate swaps within noninterest income in the consolidated statement of operations.

When using derivatives to hedge fair value and cash flow risks, the Company exposes itself to potential credit risk from the counterparty to the hedging instrument. This credit risk is normally a small percentage of the notional amount and fluctuates as interest rates change. The Company analyzes and approves credit risk for all potential derivative counterparties prior to execution of any derivative transaction. The Company seeks to minimize credit risk by dealing with highly rated counterparties and by obtaining collateralization for exposures above certain predetermined limits. If significant counterparty risk is determined, the Company would adjust the fair value of the derivative recorded asset balance to consider such risk.

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2014 and December 31, 2013 are summarized by category as follows:

	At March 31,		At December 31,
	2014		2013
		% of Total		% of Total
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$201,196	33.44%	184,210	32.60%
Home equity	23,887	3.97%	23,661	4.19%
Commercial real estate	256,523	42.64%	253,035	44.79%
Construction and development	67,598	11.24%	67,056	11.87%
Consumer loans	3,097	0.51%	3,060	0.54%
Commercial business loans	49,339	8.20%	33,938	6.01%
Total gross loans receivable	601,640	100.00%	564,960	100.00%
Less:
Undisbursed loans in process	21,673		21,550
Allowance for loan losses	8,401		8,091
Deferred fees, net	178		98
Total loans receivable, net	$571,388		535,221

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At March 31,		At December 31,
	2014		2013
		(Dollars in thousands)

Variable rate loans	$237,077	40.88%	219,589	40.41%
Fixed rate loans	342,890	59.12%	323,821	59.59%
Total loans outstanding	$579,967	100.00%	543,410	100.00%

The following table presents activity in the allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended March 31, 2014
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
				(In thousands)
Balance at January 1, 2014	$2,472	231	2,855	1,418	42	339	734	8,091
Provision for loan losses	114	3	444	(339)	(40)	115	(297)	—
Charge-offs	(37)	—	(28)	(170)	(13)	—	—	(248)
Recoveries	19	—	—	327	40	172	—	558
Balance at March 31, 2014	$2,568	234	3,271	1,236	29	626	437	8,401
18

	For the Three Months Ended March 31, 2013
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
				(In thousands)
Balance at January 1, 2013	$3,193	276	3,315	1,792	82	862	—	9,520
Provision for loan losses	(265)	(47)	(133)	86	14	(75)	420	—
Charge-offs	(33)	—	—	(62)	(33)	—	—	(128)
Recoveries	115	—	52	7	24	48	—	246
Balance at March 31, 2013	$3,010	229	3,234	1,823	87	835	420	9,638

Allowance for loan losses:	For the Year Ended December 31, 2013
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
				(In thousands)
Balance at January 1, 2013	$3,193	276	3,315	1,792	82	862	—	9,520
Provision for loan losses	(991)	(18)	(317)	281	(58)	(491)	734	(860)
Charge-offs	(168)	(28)	(269)	(765)	(35)	(410)	—	(1,675)
Recoveries	438	1	126	110	53	378	—	1,106
Balance at December 31, 2013	$2,472	231	2,855	1,418	42	339	734	8,091

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
				(In thousands)
At March 31, 2014:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$167	—	55	—	6	4	—	232
Collectively evaluated for impairment	2,401	234	3,216	1,236	23	622	437	8,169
	$2,568	234	3,271	1,236	29	626	437	8,401

Loans receivable ending balances:
Individually evaluated for impairment	$5,747	—	16,529	407	26	2,293	—	25,002
Collectively evaluated for impairment	194,923	23,681	233,368	59,712	2,813	40,468	—	554,965
Total loans receivable	$200,670	23,681	249,897	60,119	2,839	42,761	—	579,967

At December 31, 2013:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$103	—	55	165	20	6	—	349
Collectively evaluated for impairment	2,369	231	2,800	1,253	22	333	734	7,742
	$2,472	231	2,855	1,418	42	339	734	8,091

Loans receivable ending balances:
Individually evaluated for impairment	$6,220	125	17,008	1,493	40	2,560	—	27,446
Collectively evaluated for impairment	177,516	23,217	230,859	58,611	2,775	22,986	—	515,964
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	—	543,410
20

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories, and the creresponding allowance for loan losses as of March 31, 2014, and December 31, 2013. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At March 31, 2014			At December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
			(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$5,084	7,016	—	5,713	7,682	—
Home equity	—	347	—	125	472	—
Commercial real estate	16,220	16,764	—	16,695	17,240	—
Construction and development	407	2,918	—	1,227	3,887	—
Consumer loans	20	546	—	20	404	—
Commercial business loans	2,289	3,335	—	2,554	3,599	—
	24,020	30,926	—	26,334	33,284	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	663	764	167	507	607	103
Home equity	—	—	—	—	—	—
Commercial real estate	309	309	55	313	313	55
Construction and development	—	—	—	266	266	165
Consumer loans	6	6	6	20	20	20
Commercial business loans	4	4	4	6	6	6
	982	1,083	232	1,112	1,212	349

Total:
Loans secured by real estate:
One-to-four family	5,747	7,780	167	6,220	8,289	103
Home equity	—	347	—	125	472	—
Commercial real estate	16,529	17,073	55	17,008	17,553	55
Construction and development	407	2,918	—	1,493	4,153	165
Consumer loans	26	552	6	40	424	20
Commercial business loans	2,293	3,339	4	2,560	3,605	6
	$25,002	32,009	232	27,446	34,496	349
21

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended
	March 31, 2014		March 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
		(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$5,107	53	4,724	28
Home equity	—	—	83	(1)
Commercial real estate	16,807	148	15,245	102
Construction and development	450	2	376	(6)
Consumer loans	23	4	37	—
Commercial business loans	2,480	77	2,238	30
	24,867	284	22,703	153

With an allowance recorded:
Loans secured by real estate:
One-to-four family	545	5	2,590	—
Home equity	—	—	—	—
Commercial real estate	311	6	4,372	(1)
Construction and development	—	—	2,228	—
Consumer loans	7	—	20	—
Commercial business loans	5	—	1,248	(2)
	868	11	10,458	(3)

Total:
Loans secured by real estate:
One-to-four family	5,652	58	7,314	28
Home equity	—	—	83	(1)
Commercial real estate	17,118	154	19,617	101
Construction and development	450	2	2,604	(6)
Consumer loans	30	4	57	—
Commercial business loans	2,485	77	3,486	28
	$25,735	295	33,161	150

 The Company is committed to advance up to $230,000 of additional funds in connection with impaired loans as of March 31, 2014 and December 31, 2013.

22

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of March 31, 2014 and December 31, 2013.

	At March 31, 2014
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
				(In thousands)
30-59 days past due	$2,331	647	269	367	—	76	3,690
60-89 days past due	—	—	—	—	—	—	—
90 days or more past due	3,384	—	4,532	393	6	200	8,515
Total past due	5,715	647	4,801	760	6	276	12,205
Current	194,955	23,034	245,096	59,359	2,833	42,485	567,762
Total loans receivable	$200,670	23,681	249,897	60,119	2,839	42,761	579,967

	At December 31, 2013
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
				(In thousands)
30-59 days past due	$231	—	273	53	—	—	557
60-89 days past due	1,034	—	—	—	—	—	1,034
90 days or more past due	3,440	125	5,074	1,477	7	431	10,554
Total past due	4,705	125	5,347	1,530	7	431	12,145
Current	179,031	23,217	242,520	58,574	2,808	25,115	531,265
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	543,410

Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest payments received while the loan is on nonaccrual are applied to the principal balance. No interest income was recognized on impaired loans subsequent to the nonaccrual status designation. A loan is returned to accrual status when the borrower makes consistent payments according to contractual terms and future payments are reasonably assured. There were no loans past due 90 days or more and still accruing at March 31, 2014 or December 31, 2013.

23

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at March 31, 2014 and December 31, 2013.

	At March 31,	At December 31,
	2014	2013
	(In thousands)
Loans secured by real estate:
One-to-four family	$3,841	3,902
Home equity	—	125
Commercial real estate	4,571	5,114
Construction and development	396	1,481
Consumer loans	7	20
Commercial business loans	204	437
	$9,019	11,079

The Company uses several metrics as credit quality indicators of current or potential risks as part of the ongoing monitoring of credit quality of its loan portfolio. The credit quality indicators are periodically reviewed and updated on a case-by-case basis. The Company uses the following definitions for the internal risk rating grades, listed from the least risk to the highest risk.

Pass: These loans range from minimal credit risk to average, however, still acceptable credit risk.

Special mention: A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

Substandard: A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful: A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The Company uses the following definitions in the tables below:

Nonperforming: Loans on nonaccrual status plus loans greater than 90 days past due still accruing interest.

Performing: All current loans plus loans less than 90 days past due.

24

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of March 31, 2014 and December 31, 2013.

	At March 31, 2014
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
				(In thousands)
Internal Risk Rating Grades:
Pass	$195,547	23,681	233,914	59,404	2,832	41,617	556,995
Special Mention	1,052	—	10,712	290	—	939	12,993
Substandard	4,071	—	5,271	426	7	204	9,979
Total loans receivable	$200,670	23,681	249,897	60,119	2,839	42,761	579,967

Performing	$196,829	23,681	245,326	59,723	2,832	42,557	570,948
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	3,841	—	4,571	396	7	204	9,019
Total nonperforming	3,841	—	4,571	396	7	204	9,019
Total loans receivable	$200,670	23,681	249,897	60,119	2,839	42,761	579,967

	At December 31, 2013
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
				(In thousands)
Internal Risk Rating Grades:
Pass	$177,878	23,217	231,269	58,563	2,795	24,823	518,545
Special Mention	1,679	—	10,633	295	—	286	12,893
Substandard	4,179	125	5,965	1,246	20	437	11,972
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	543,410

Performing	$179,834	23,217	242,753	58,623	2,795	25,109	532,331
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	3,902	125	5,114	1,481	20	437	11,079
Total nonperforming	3,902	125	5,114	1,481	20	437	11,079
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	543,410
25

Troubled Debt Restructurings

At March 31, 2014, there were $23.0 million in loans designated as troubled debt restructurings of which $15.7 million were accruing. At December 31, 2013, there were $23.7 million in loans designated as troubled debt restructurings of which $16.1 million were accruing.

There were no loans designated as troubled debt restructings during the three months ended March 31, 2014 or 2013.

No loans previously restructured in the twelve months prior to March 31, 2014 and 2013 went into default during the period ended March 31, 2014 and 2013.

Loans serviced for the benefit of others under loan participation arrangements amounted to $2.2 million and $2.3 million at March 31, 2014 and December 31, 2013, respectively.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

NOTE 5 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in other real estate owned for the periods ended March 31, 2014 and December 31, 2013:

	At March 31,	At December 31,
	2014	2013
	(In thousands)
Balance at beginning of year	$6,273	6,284
Additions	837	4,140
Sales	(1,129)	(3,302)
Write downs	(239)	(849)
Balance at end of year	$5,742	6,273

A summary of the composition of real estate acquired through foreclosure follows:

	At March 31,	At December 31,
	2014	2013
	(In thousands)
Real estate loans:
One-to-four family	$122	959
Commercial real estate	1,548	1,781
Construction and development	4,072	3,533
	$5,742	6,273
26

NOTE 6 - DEPOSITS

Deposits outstanding by type of account at March 31, 2014 and December 31, 2013 are summarized as follows:

	At March 31,	At December 31,
	2014	2013
	(In thousands)
Noninterest-bearing demand accounts	$88,105	83,500
Interest-bearing demand accounts	105,457	92,067
Savings accounts	25,153	17,816
Money market accounts	218,861	220,915
Certificates of deposit:
Less than $100,000	214,772	195,239
$100,000 or more	93,320	88,044
Total certificates of deposit	308,092	283,283
Total deposits	$745,668	697,581

The aggregate amount of brokered certificates of deposit was $80.9 million and $61.8 million at March 31, 2014 and December 31, 2013, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $100,000. The aggregate amount of institutional certificates of deposit was $38.2 million and $40.0 million at March 31, 2014 and December 31, 2013, respectively. Interest expense related to certificates of deposit over $100,000 was $178,000 and $158,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 7 – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Current accounting literature requires disclosures about the fair value of all financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. Certain items are specifically excluded from disclosure requirements, including the Company’s stock, premises and equipment, accrued interest receivable and payable and other assets and liabilities.

The fair value of a financial instrument is an amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced sale. Fair values are estimated at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The Company has used management’s best estimate of fair value based on the above assumptions. Thus the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

The Company determines the fair value of its financial instruments based on the fair value hierarchy established under ASC 820-10, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the financial instrument’s fair value measurement in its entirety. There are three levels of inputs that may be used to measure fair value. The three levels of inputs of the valuation hierarchy are defined below:

Level 1	Quoted prices (unadjusted) in active markets for identical assets and liabilities for the instrument or security to be valued. Level 1 assets include marketable equity securities as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.
Level 2	Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by U.S. Government sponsored enterprises, and mortgage loans held-for-sale are generally included in this category. Certain private equity investments that invest in publicly traded companies are also considered Level 2 assets.

Level 3	Unobservable inputs that are supported by little, if any, market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect The Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily includes collateral-dependent impaired loans, other real estate, certain equity investments, and certain private equity investments.

Cash and due from banks - The carrying amounts of these financial instruments approximate fair value. All mature within 90 days and present no anticipated credit concerns.

Interest-bearing cash - The carrying amounts of these financial instruments approximate fair value.

Securities available-for-sale and securities held to maturity – Fair values for investment securities available-for-sale and securities held to maturity are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

FHLB stock and other non-marketable equity securities - The carrying amounts of these financial instruments approximate fair value.

Mortgage loans held for sale – Mortgage loans held for sale are recorded at either fair value, if elected, or the lower of cost or fair value on an individual loan basis. Origination fees and costs for loans held for sale recorded at lower of cost or market are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for loans held for sale that are recorded at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.

Loans receivable - For variable rate loans that reprice frequently and have no significant change in credit risk, estimated fair values are based on carrying values and are classified as Level 2. Estimated fair values for certain mortgage loans, credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics and are classified as Level 2. Estimated fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level 2. Estimated fair values on impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. At December 31, 2013 and 2012, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs.

Accrued interest receivable - The fair value approximates the carrying value.

Mortgage servicing rights - The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market.

Deposits - The estimated fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of fixed maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities.

Bank Owned Life Insurance - The cash surrender value of bank owned life insurance policies held by the Bank approximates fair values of the policies.

Short-term borrowed funds - The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Estimated fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term debt - The estimated fair values of the Company’s long-term debt are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Derivative asset and liabilities – The primary use of derivative instruments are related to the mortgage banking activities of the Company. The Company’s wholesale mortgage banking subsidiary enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, The Company records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, the Company assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary’s historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the “pull-through” percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.

Derivative instruments not related to mortgage banking activities, including financial futures commitments and interest rate swap agreements that do not satisfy the hedge accounting requirements are recorded at fair value and are classified with resultant changes in fair value being recognized in noninterest income in the consolidated statement of operations. Fair values for these instruments are based on quoted market prices, when available. As such, the fair value adjustments for derivatives with fair values based on quoted market prices are recurring Level 1.

Commitments to extend credit – The carrying amounts of these commitments are considered to be a reasonable estimate of fair value because the commitments underlying interest rates are based upon current market rates.

Accrued interest payable - The fair value approximates the carrying value.

Off-balance sheet financial instruments – Contract values and fair values for off-balance sheet, credit-related financial instruments are based on estimated fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standing.

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2014 and December 31, 2013 are as follows:

	At March 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$6,553	6,553	6,553	—	—
Interest-bearing cash	9,887	9,887	9,887	—	—
Securities available for sale	199,023	199,023	—	199,023	—
Securities held to maturity	24,242	25,076	—	15,683	9,393
Federal Home Loan Bank stock	3,380	3,380	—	—	3,380
Other investments	1,921	1,921	—	—	1,921
Derivative assets	1,216	1,216	247	969	—
Loans held for sale	31,899	32,153	—	32,153	—
Loans receivable, net	571,388	580,366	—	555,596	24,770
Accrued interest receivable	2,784	2,784	—	2,784	—
Mortgage servicing rights	10,003	15,938	—	15,938	—

Financial liabilities:
Deposits	745,668	744,363	—	744,363	—
Short-term borrowed funds	5,300	5,300	—	5,300	—
Long-term debt	69,465	66,085	—	66,085	—
Derivative liabilities	—	—	—	—	—
Accrued interest payable	324	324	—	324	—

	At December 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$4,489	4,489	4,489	—	—
Interest-bearing cash	34,176	34,176	34,176	—	—
Securities available for sale	167,535	167,535	—	167,535	—
Securities held to maturity	24,554	23,547	—	15,177	8,370
Federal Home Loan Bank stock	4,103	4,103	—	—	4,103
Other investments	1,858	1,858	—	—	1,858
Derivative assets	1,412	1,412	428	984	—
Loans held for sale	36,897	37,041	—	37,041	—
Loans receivable, net	535,221	524,142	—	497,045	27,097
Accrued interest receivable	2,802	2,802	—	2,802	—
Mortgage servicing rights	10,908	17,718	—	17,718	—

Financial liabilities:
Deposits	697,581	696,674	—	696,674	—
Short-term borrowed funds	10,300	10,300	—	10,300	—
Long-term debt	74,540	71,462	—	71,462	—
Derivative liabilities	55	55	—	55	—
Accrued interest payable	311	311	—	311	—

	At March 31,		At December 31,
	2014		2013
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$39,528	—	38,595	—
Standby letters of credit	445	—	526	—
Derivative assets:
Mortgage loan interest rate lock commitments	131,955	438	—	—
Mortgage loan forward sales commitments	20,992	261	20,516	106
Mortgage-backed securities forward sales commitments	107,000	270	88,000	878
Interest rate swaps	20,000	247	20,000	428

Derivative liabilities -
Mortgage loan interest rate lock commitments	—	—	103,614	55

In determining appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Following is a description of valuation methodologies used for assets recorded at fair value on a recurring and non-recurring basis.

Investment Securities Available-for-sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At March 31, 2014 and December 31, 2013, the Company’s investment securities available-for-sale are recurring Level 2.

Mortgage loans held for sale

Mortgage loans held for sale are recorded at either fair value, if elected, or the lower of cost or fair value on an individual loan basis. Origination fees and costs for loans held for sale recorded at lower of cost or market are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for loans held for sale that are recorded at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.

Derivative Assets and Liabilities

The primary use of derivative instruments is related to the mortgage banking activities of the Company. The Company’s wholesale mortgage banking subsidiary enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, the Company records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, the Company assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary’s historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the “pull-through” percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.

Derivative instruments not related to mortgage banking activities, including financial futures commitments and interest rate swap agreements that do not satisfy the hedge accounting requirements are recorded at fair value and are classified with resultant changes in fair value being recognized in noninterest income in the consolidated statement of operations. Fair values for these instruments are based on quoted market prices, when available. As such, the fair value adjustments for derivatives with fair values based on quoted market prices in an active market are recurring Level 1.

Impaired Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis. Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. At March 31, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs.

Other Real Estate Owned (OREO)

OREO is carried at the lower of carrying value or fair value on a non-recurring basis.  Fair value is based upon independent appraisals or management’s estimation of the collateral and is considered a Level 3 measurement.  When the OREO value is based upon a current appraisal or when a current appraisal is not available or there is estimated further impairment, the measurement is considered a Level 3 measurement.

Brokered Deposits

Fair Value accounting was elected for a brokered deposit entered into during 2013 as part of the Company’s interest rate risk management. Fair value of the brokered deposit is derived from quoted market prices. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity.

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2014 and December 31, 2013:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
March 31, 2014
Available-for-sale investment securities:
Municipal securities	$—	37,458	—
US government agencies	—	7,939	—
Mortgage-backed securities:
Agency	—	96,265	—
Non-agency	—	57,361	—
Loans held for sale	—	32,153	—
Derivative assets:
Mortgage loan interest rate lock commitments	—	438	—
Mortgage loan forward sales commitments	—	261	—
Mortgage-backed securities forward sales commitments	—	270	—
Interest rate swaps	247	—	—
Brokered deposits	—	4,948	—
Derivative liabilities:
Mortgage loan interest rate lock commitments	—	—	—
Total	$247	237,093	—

December 31, 2013
Available-for-sale investment securities:
Municipal securities	$—	38,499	—
US government agencies	—	5,175	—
Mortgage-backed securities:
Agency	—	69,929	—
Non-agency	—	53,932	—
Loans held for sale	—	37,041	—
Derivative assets:
Mortgage loan interest rate lock commitments	—	—	—
Mortgage loan forward sales commitments	—	106	—
Mortgage-backed securities forward sales commitments	—	878	—
Interest rate swaps	428	—	—
Brokered deposits	—	4,948	—
Derivative liabilities:
Mortgage loan interest rate lock commitments	—	55	—
Total	$428	210,563	—
34

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2014 and December 31, 2013:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
March 31, 2014
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	5,580
Home equity	—	—	—
Commercial real estate	—	—	16,474
Construction and development	—	—	407
Consumer loans	—	—	20
Commercial business loans	—	—	2,289
Real estate owned:
One-to-four family	—	—	122
Commercial real estate	—	—	1,548
Construction and development	—	—	4,072
Total	$—	—	30,512
December 31, 2013
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	6,117
Home equity	—	—	125
Commercial real estate	—	—	16,953
Construction and development	—	—	1,328
Consumer loans	—	—	20
Commercial business loans	—	—	2,554
Real estate owned:
One-to-four family	—	—	959
Commercial real estate	—	—	1,781
Construction and development	—	—	3,533
Total	$—	—	33,370

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans that are deemed to be impaired are primarily valued at fair values of the underlying real estate collateral.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2014 and December 31, 2013
		Significant	Significant Unobservable
	Valuation Technique	Observable Inputs	Inputs
Impaired Loans	Appraisal Value	Appraisals and or sales of	Appraisals discounted 10% to 20% for
		comparable properties	sales commissions and other holding costs

Real estate owned	Appraisal Value/	Appraisals and or sales of	Appraisals discounted 10% to 20% for
	Comparison Sales/	comparable properties	sales commissions and other holding costs
Other estimates
35

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted earnings per share include the effects of outstanding stock options and restricted stock issued by the Company, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises and vesting were used to acquire shares of common stock at the average market price during the reporting period.

As stated in Note 1, on January 15, 2014, the Board of Directors of the Company declared a two-for-one stock split to stockholders of record dated February 10, 2014, payable on February 28, 2014. All share, earnings per share, and per share data have been retroactively adjusted to reflect this stock split for all periods presented in accordance with GAAP.

The following is a summary of the reconciliation of average shares outstanding for the period ended March 31, 2014 and 2013:

	At March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	3,851,426	3,851,426	3,837,984	3,837,984
Effect of dilutive securities	—	84,661	—	—
Average shares outstanding	3,851,426	3,936,087	3,837,984	3,837,984

The average market price used in calculating the dilutive securities under the treasury stock method for the periods ended March 31, 2014 and 2013 was $18.58 and $9.46, respectively. For the periods ended March 31, 2014 and 2013, 1,000 and 16,480 option shares, respectively, were excluded from the calculation of diluted earnings per share during the period because the exercise prices were greater than the average market price of the common shares, and therefore were deemed not to be dilutive. The Company does not have an actively traded market for its shares and, accordingly, the average market price used in calculating dilutive securities is based either on a very limited number of transactions or on a valuation model.

NOTE 9 – SUPPLEMENTAL SEGMENT INFORMATION

The Company has three reportable segments: community banking, wholesale mortgage banking (“mortgage banking”) and other. The community banking segment provides traditional banking services offered through CresCom Bank. The mortgage banking segment provides mortgage loan origination and servicing offered through Crescent Mortgage. The other segment provides managerial and operational support to the other business segments through Carolina Services and Carolina Financial.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income.

The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were generated to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

36

The following tables present selected financial information for the Company’s reportable business segments for the periods ended March 31, 2014 and 2013:

	Community	Mortgage
For the Three Months Ended March 31, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$8,091	285	4	31	8,411
Interest expense	1,197	—	134	—	1,331
Net interest income (expense)	6,894	285	(130)	31	7,080
Provision for loan losses	—	—	—	—	—
Noninterest income (expense) from external customers	915	4,444	10	—	5,369
Intersegment noninterest income	—	72	1,510	(1,582)	—
Noninterest expense	4,114	3,846	1,646	—	9,606
Intersegment noninterest expense	1,270	240	—	(1,510)	—
Income (loss) before income taxes	2,425	715	(256)	(41)	2,843
Income tax expense (benefit)	735	275	(95)	(16)	899
Net income (loss)	$1,690	440	(161)	(25)	1,944

Assets	$918,290	58,654	103,667	(161,811)	918,800
Loans receivable, net	569,013	3,185	—	(810)	571,388
Loans held for sale	421	31,478	—	—	31,899
Deposits	753,919	—	—	(8,251)	745,668
Borrowed funds	59,301	—	15,465	(1)	74,765

	Community	Mortgage
For the Three Months Ended March 31, 2013	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$7,816	393	4	16	8,229
Interest expense	1,276	47	181	(2)	1,502
Net interest income (expense)	6,540	346	(177)	18	6,727
Provision for loan losses	—	—	—	—	—
Noninterest income (expense) from external customers	705	12,655	23	—	13,383
Intersegment noninterest income	42	127	1,453	(1,622)	—
Noninterest expense	5,393	6,324	1,306	—	13,023
Intersegment noninterest expense	1,213	282	—	(1,495)	—
Income (loss) before income taxes	681	6,522	(7)	(109)	7,087
Income tax expense (benefit)	275	2,429	(3)	(37)	2,664
Net income (loss)	$406	4,093	(4)	(72)	4,423

Assets	$840,776	60,235	92,997	(136,855)	857,153
Loans receivable, net	500,526	1,565	—	(716)	501,375
Loans held for sale	63,185	34,115	—	—	97,300
Deposits	665,942	—	—	(2,134)	663,808
Borrowed funds	79,601	3,486	18,315	(151)	101,251
37

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013 and assesses our financial condition as of March 31, 2014 as compared to December 31, 2013. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2013 included in our Form 10 for that period. Results for the three month period ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.

Cautionary Warning Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, the following:

•	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;

•	changes in economic conditions, either nationally or regionally and especially in our primary service areas, resulting in, among other things, a deterioration in credit quality;

•	an increase in interest rates, resulting in a decline in our mortgage production and a decrease in the profitability of our mortgage banking operations;

•	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the South Carolina and national real estate markets;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	the rate of loan growth in recent or future years;

•	our ability to attract and retain key personnel;

•	our ability to retain our existing customers, including our deposit relationships;

•	significant increases in competitive pressure in the banking and financial services industries;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Act and regulations adopted thereunder, changes in federal or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking and financial service industries;

•	inflation;
38

•	increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding;

•	our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations;

•	changes in deposit flows;

•	changes in technology;
•	changes in monetary and tax policies;

•	changes in accounting policies, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;

•	the general decline in the real estate and lending markets;

•	our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our liquidity and working capital requirements;

•	competitive pressures among depository and other financial institutions;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	the growth rates of the markets in which we compete;

•	our anticipated strategies for growth and sources of new operating revenues;

•	our current and future products, services, applications and functionality and plans to promote them;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	management compensation and the methodology for its determination;

•	our ability to compete in our industry and innovation by our competitors;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and

•	estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed, implied or projected by us in such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Registration Statement on Form 10. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

Overview

Carolina Financial Corporation is a Delaware corporation and bank holding company that was incorporated in 1996 and began operations in 1997. It operates principally through CresCom Bank, a South Carolina state-chartered bank. Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including:

•	Commercial and retail banking;

•	Mortgage banking; and

•	Cash management

Through CresCom Bank, the Company currently conducts business through 12 bank branches located in the following counties in South Carolina: Charleston (4), Dorchester (3), Georgetown (1), and Horry (4). Effective July 31, 2011, Carolina Financial Corporation merged its wholly-owned subsidiary bank, Community FirstBank of Charleston, with and into its other wholly-owned subsidiary bank, Crescent Bank. In conjunction with this internal reorganization, Crescent Bank’s name was changed to CresCom Bank, and Crescent Mortgage Company, formerly a wholly-owned subsidiary of Community FirstBank of Charleston, became a wholly-owned subsidiary of CresCom Bank. Crescent Mortgage Company is located in Atlanta, Georgia, and is qualified to originate loans in 43 states.

At March 31, 2014, we had total assets of $918.8 million, an increase of $37.2 million, from total assets of $881.6 million at December 31, 2013. The largest components of our total assets are loans receivable and securities which were $571.4 million and $223.3 million, respectively at March 31, 2014. Comparatively, our loans receivable and securities totaled $535.2 million and $192.1 million, respectively, at December 31, 2013. At March 31, 2014 loans held for sale were $31.9 million compared to $36.9 million as of December 31, 2013. Our liabilities and stockholders’ equity at March 31, 2014 totaled $833.2 million and $85.6 million, respectively, compared to liabilities of $799.4 million and stockholders’ equity of $82.2 million at December 31, 2013. The principal components of our liabilities are deposits, which were $745.7 million and $697.6 million at March 31, 2014 and December 31, 2013, respectively.

Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, both interest-bearing and noninterest-bearing. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowed funds. In order to maximize our net interest income, we must not only manage the volume of these balance sheet items, but also the yields that we earn on our interest-earning assets and the rates that we pay on interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.

In addition to earning interest on our loans and investments, we derive a substantial portion of our income from Crescent Mortgage Company through net gain on sale of loans held for sale as well as servicing income. We also earn income through fees that we charge to our customers. Likewise, we incur other operating expenses as well. We describe the various components of this noninterest income, as well as our noninterest expense, within the “Results of Operations” within the MD&A.

Economic conditions, competition, and the monetary and fiscal policies of the federal government significantly affect most financial institutions, including the Bank. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions as well as client preferences, interest rate conditions and prevailing market rates on competing products in our market areas.

Recent Events

On January 15, 2014, the Board of Directors of the Company declared a two-for-one stock split to stockholders of record as of February 10, 2014, payable on February 28, 2014. All share, earnings per share, and per share data have been retroactively adjusted in the consolidated balance sheets, earnings per share, and stockholders’ equity disclosures to reflect the stock split for all periods presented in accordance with GAAP.

On February 21, 2014, the Bank completed the acquisition of the St. George office of First Federal of South Carolina in a transaction that had been announced on August 28, 2013. The Bank added approximately $24.5 million in deposits and $11.2 million in loans receivable as a result of this branch acquisition.

On April 23, 2014, the stockholders of the Company approved an increase in the number of authorized common shares from 6,800,000 to 10,000,000 and an increase in the number of authorized preferred shares from 200,000 to 1,000,000.

On April 23, 2014, the Company declared a $0.05 per share dividend to stockholders of record on June 20, 2014, payable July 10, 2014.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our consolidated financial statements in this report.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

The evaluation and recognition of other-than-temporary impairment, or OTTI, on certain investments including our private label mortgage-backed securities and trust preferred securities requires significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security. Under different conditions or utilizing different assumptions, the actual OTTI realized by us may be different from the actual amounts recognized in our consolidated financial statements.

The determination of fair value related to derivatives of the Company requires significant judgment and estimates. The primary uses of derivative instruments are related to the mortgage banking activities of the Company. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (“interest rate lock commitments”) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans (“forward commitments”). The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in net gain on sale of loans held for sale within the noninterest income section of the consolidated statements of operations.

Derivative instruments not related to mortgage banking activities, including interest rate swap agreements, that do not satisfy the hedge accounting requirements, are recorded at fair value and changes in fair value are recognized in noninterest income in the consolidated statements of operations.

The establishment of the mortgage repurchases reserves related to various representations and warranties that reflect management’s estimate of losses require significant judgment and estimates. Some of the more critical factors that are incorporated into the estimation of the mortgage repurchase reserve include the defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. The Company establishes a reserve at the time loans are sold and continually updates the reserve estimate during the estimated loan life. To the extent that economic conditions and the housing market do not recover or future investor repurchase demand and appeals success rates differ from past experience, the Company could continue to have increased demands and increased loss severities on repurchases, causing future additions to the repurchase reserve. Refer to the “Mortgage Operations” within the MD&A for additional discussion.

Results of Operations

Summary

Our net income available to common stockholders was approximately $1.9 million, or $0.49 per share diluted, for the three months ended March 31, 2014, compared to net income of $4.4 million, or $1.15 per share diluted, for the three months ended March 31, 2013. The decrease of $2.5 million, or 56.0%, resulted primarily from the decrease in income derived from our mortgage banking subsidiary.

During the third quarter of 2013, mortgage interest rates began to rise and, as a result, mortgage loan production began to slow down. Rising interest rates significantly slowed the mortgage refinance activity. The slowed mortgage refinance activity has continued into 2014. As the overall mortgage originations volumes declined, there was a corresponding reduction in margins earned due to competitive pressures. For additional information regarding the effects of the mortgage banking subsidiary on net income, refer to Note 9 under Item 1 “Financial Statements”.

Net Interest Income and Margin

Net interest income is a significant component of our net income. Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings. Net interest income is determined by the yields earned on interest-earning assets, rates paid on interest-bearing liabilities, the relative balances of interest-earning assets and interest-bearing liabilities, the degree of mismatch, and the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

For the period ended March 31, 2014 and 2013, our net interest income was $7.1 million and $6.7 million, respectively. The $353,000, or 5.3%, increase in net interest income during 2014 primarily related to the increase in average balance of loans receivable, partially offset by a decrease in loans held for sale, as well as the reduction in the cost of interest bearing liabilities, partially offset by decrease in yield on loans receivable.

The increase in the average balance of loans receivable primarily relates to the loan growth experienced during the second half of 2013 continuing into 2014. Also adding to the increase in average balance of loans receivable was the $11.2 million in loans acquired related to the St. George branch acquisition, which was completed during the first quarter of 2014. The reduction in average balance of loans held for sale relates to the decrease in the level of mortgage originations incurred during the latter half of 2013 continuing on into 2014. The decrease in rates paid on interest-bearing liabilities is based on the continued historically low interest rates that have positively impacted our ability to reduce funding cost as well as the growth in the average balance of our noninterest bearing and interest bearing demand accounts. The decrease in loan yield was primarily driven by loans being originated or renewed at market rates which were lower than those in the past due to the overall rate environment and competitive pricing in the market place.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at March 31, 2014 and 2013. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees, which are considered immaterial, are amortized into interest income on loans.

	For The Three Months Ended March 31,
	2014			2013
		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate	Balance	Earned	Rate

Interest-earning assets:
Loans held for sale	$25,658	266	4.15%	106,927	918	3.43%
Loans receivable, net (1)	553,427	6,567	4.81%	502,698	6,161	4.90%
Interest-bearing cash	21,009	13	0.25%	11,260	7	0.25%
Securities available for sale	182,747	1,317	2.92%	160,594	1,056	2.63%
Securities held to maturity	24,326	204	3.40%	9,072	47	2.07%
Federal Home Loan Bank stock	3,773	34	3.60%	5,467	29	2.12%
Other investments	1,686	10	2.41%	1,732	11	2.54%
Total interest-earning assets	812,626	8,411	4.20%	797,750	8,229	4.13%
Non-earning assets	81,528			76,061
Total assets	$894,154			873,811

Interest-bearing liabilities:
Demand accounts	84,146	41	0.20%	43,795	26	0.24%
Money market accounts	217,868	136	0.25%	209,165	268	0.51%
Savings accounts	20,756	10	0.20%	11,393	12	0.42%
Certificates of deposit	292,362	628	0.87%	298,315	560	0.75%
Short-term borrowed funds	4,644	5	0.44%	57,727	121	0.84%
Long-term debt	73,307	511	2.83%	69,747	515	2.95%
Total interest-bearing liabilities	693,083	1,331	0.78%	690,142	1,502	0.87%
Noninterest-bearing deposits	103,583			91,853
Other liabilities	14,508			19,572
Stockholders’ equity	82,980			72,244
Total liabilities and Stockholders’ equity	$894,154			873,811
Net interest spread			3.42%			3.26%
Net interest margin	3.54%			3.42%
Net interest margin (tax equivalent) (2)	3.63%			3.44%
Net interest income		7,080			6,727

(1) Average balances of loans include nonaccrual loans.

(2) The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.54%, and 3.63% on a tax equivalent basis, for the three month period ended March 31, 2014 compared to 3.42%, and 3.44% on a tax equivalent basis, for the three month period ended March 31, 2013. The 12 basis point increase in net interest margin during the period ended March 31, 2014 as compared to the prior year was driven primarily by a seven basis point increase in the yield on interest-earning assets in conjunction with a nine basis point decrease in interest bearing liabilities.

Our interest income increased $182,000, or 2.2%, to $8.4 million during the first quarter of 2014 from $8.2 million during the first quarter of 2013. The increase in interest income during the first quarter 2014 is a result of the increase in average interest-earning assets of $14.9 million as well as the increase of seven basis points in yield on average interest-earning assets. The increase in average assets is primarily a result of the increase in the average balance of loans receivable, partially offset by the decrease in average balance of loans held for sale. The increase in the average balance of loans receivable primarily relates to the loan growth experienced during the second half of 2013 continuing into 2014 as well as $11.2 million in loans acquired related to the St. George branch acquisition which was completed in the first quarter of 2014. We have also hired additional experienced commercial and residential loan officers to our team. The increase in yield on average assets is primarily attributed to the increase in yield on securities, partially offset by the decrease in yield on loans receivable. The increase in yield on securities available-for-sale related to slower prepayments from period to period while the increase in yield on securities held-to-maturity relates to the addition of municipal securities with higher yields added during the latter half of 2013. The reduction in average balance of loans held for sale relates to the decrease in the level of mortgage originations incurred during the latter half of 2013 continuing on into 2014. The decrease in yield on loans receivable was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

Our interest expense decreased $170,000, or 11.3%, to $1.3 million during the first quarter 2014 from $1.5 million during the first quarter of 2013. While our interest expense decreased during the first quarter 2014 as compared to the first quarter 2013, our average interest-bearing liabilities increased by $2.9 million, and the rate on these liabilities decreased by nine basis points. We have also grown our average balance of noninterest-bearing deposits to $103.5 million as compared to $91.8 million from the first quarter of 2013 to the first quarter of 2014. Also, in the first quarter of 2014, the bank completed its acquisition of the St. George office of First Federal of South Carolina which resulted in an increase of $24.5 million of deposits, of which $11.8 million were considered core deposits, defined as interest-bearing transaction accounts, money market accounts and savings accounts. Continued historically low interest rates have positively impacted our ability to reduce funding costs. As a result, we continued to control the growth of our balance sheet with funding from lower cost core deposit sources.

Our net interest spread was 3.42% for the three months ended March 31, 2014 as compared to 3.26% for the same period in 2013. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The nine basis point reduction in rate on our interest-bearing liabilities in addition to the seven basis point increase in yield on our earning assets, resulted in a 16 basis point increase in our net interest spread for the 2014 period.

Provision for Loan Loss

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statements of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Following is a summary of the activity in the allowance for loan losses during the periods ended March 31, 2014 and 2013.

	For the Three Months
	Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$8,091	9,520
Provision for loan losses	—	—
Loan charge-offs	(248)	(128)
Loan recoveries	558	246
Balance, end of period	$8,401	9,638

During the period ended March 31, 2014, we charged-off $248,000 of loans and recorded $558,000 of recoveries on loans previously charged-off, for a net recovery position of $310,000. Comparatively, we charged-off $128,000 of loans and recorded $246,000 of recoveries on loans previously charged-off, resulting in a net recovery position of $118,000, for the period ended March 31, 2013. There was no provision expense recorded for the periods ended March 31, 2014 and 2013.

Provision expense is recorded based on our assessment of general loan loss risk as well as asset quality and is driven by the determination of the allowance for loan losses. The allowance for loan losses is management’s estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. Management determines the allowance based on an ongoing evaluation. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. For further discussion regarding the calculation of the allowance, see the “Allowance for Loan Losses” discussion below.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. For the three months period ended March 31, 2014 and 2013, noninterest income comprised of 39.0% and 62.0%, respectively, of total interest and noninterest income. The major components of noninterest income for the Company are listed below:

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Noninterest income:
Net gain on sale of loans held for sale	$2,454	11,350
Deposit service charges	431	318
Net gain on sale of securities	316	16
Fair value adjustments on interest rate swaps	(255)	—
Net gain on sale of servicing assets	776	—
Net increase in cash value life insurance	186	1
Mortgage loan servicing income	1,277	1,492
Other	184	206
Total noninterest income	$5,369	13,383

Noninterest income was $5.4 million and $13.4 million for the three months ended March 31, 2014 and 2013, respectively. The primary cause of the decrease in noninterest income from the prior year to the current year relates to the gain on sale of loans sold from our mortgage banking subsidiary. During the third quarter of 2013, mortgage interest rates began to rise and, as a result, mortgage loan production began to slow down. Rising interest rates significantly slowed the mortgage refinance activity.  As the overall mortgage originations volumes declined, there was a corresponding reduction in margins earned due to competitive pressures. Originations were $206.1 million, a decrease of $301.0 million or 59.4%, for the first three months of 2014 compared to originations of $507.1 million for the first three months of 2013. Due to the decrease in originations as well as the reduction in margin experienced, the net gain on sale of loans held for sale decreased $8.9 million to $2.5 million during the first quarter of 2014 from $11.4 million during the first quarter of 2013.

Partially offsetting the overall decrease in noninterest income were increases in the net gain on sale of servicing asset as well as net gain on sale of securities. During the first quarter of 2014, the Company sold $147.7 million in unpaid principal balance of mortgage servicing rights for a net gain of $776,000. There were no servicing rights sold during the first quarter of 2013. During the first quarter of 2014, the company recognized gains on sales of available-for-sale securities of $316,000, an increase of $300,000, from gains on sale of available-for-sale securities of $16,000 during the first quarter of 2013.

Net increase in cash value of life insurance was $186,000 and $1,000 for the three month periods ended March 31, 2014 and 2013, respectively. The $185,000 increase in cash surrender value relates to the increase of $20.1 million in cash value life insurance that was purchased at the end of the first quarter in 2013 and was outstanding for a full quarter in 2014. During 2013, the Company purchased and invested in bank owned life insurance policies on certain employees with an initial cash surrender value of $20.0 million through two insurance carriers.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$5,344	6,460
Occupancy and equipment	984	814
Marketing and public relations	274	235
FDIC insurance	127	256
Provision for mortgage loan repurchase losses	—	692
Legal expense	170	150
Other real estate expense, net	247	76
Mortgage subservicing expense	363	466
Amortization of mortgage servicing rights	472	593
Settlement of employment agreements	—	1,783
Other	1,625	1,498
Total noninterest expense	$9,606	13,023

Noninterest expense represents the largest expense category for our company. Noninterest expense was $9.6 million and $13.0 million, a decrease of $3.4 million, for the three months ended March 31, 2014 and 2013, respectively. The decrease in noninterest expense primarily resulted from a decrease in salaries and employee benefits as well as a reduction in provision for mortgage loan repurchase losses and settlement of employment agreements. Salaries and employee benefits decreased $1.1 million to $5.3 million for the three months ended March 31, 2014 from $6.5 million for the three months ended March 31, 2013. The primary cause for the decrease in salaries and benefits related to the reduced mortgage loan production during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, and the related commissions and bonuses paid within the wholesale mortgage subsidiary. Provision for mortgage loan repurchase losses was $0 and $692,000 for the three months ended March 31, 2014 and 2013, respectively. The decline in the provision for mortgage loan repurchase losses is primarily related to the significant decline in originations from period to period. Originations for the first three months of 2014 were $206.1 million as compared to $507.1 million for the first three months of 2013. The decrease in expense in settlement of employment agreements related to the Company settling employment agreements with two former retired executive officers during 2013. All amounts related to the settlement of these agreements were expensed during 2013. As such, there were no additional expenses related to these contracts during the three months ended March 31, 2014.

Income Tax Expense

Our effective tax rate decreased to 31.6% for three month period ended March 31, 2014, compared to 37.6% for the three month period ended March 31, 2013. The lower effective tax rate in 2014 is primarily attributable to the increase in balances of tax-exempt municipal securities as well as the increase in average balances of bank-owned life insurance.

Balance Sheet Review

Investment Securities

Our primary objective in managing the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We are required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. We maintain investment balances based on a continuing assessment of cash flows, the level of current and expected loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk.

At March 31, 2014, the $199.0 million in our investment securities portfolio, excluding FHLB stock and other investments, represented approximately 21.7% of our assets. Our available-for-sale investment portfolio included US agency securities, municipal securities, and mortgage-backed securities (agency and non-agency) with a fair value of $199.0 million and an amortized cost of $196.4 million for a net unrealized gain of $2.6 million. Our held-to-maturity portfolio included municipal securities and asset backed securities, made up of pooled trust preferred securities, with a fair value of $25.1 million and a cost of $24.2 million for a net unrealized gain of $900,000.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

The following table summarizes issuer concentrations of agency mortgage-backed securities for which aggregate fair values exceed 10% of stockholders’ equity at March 31, 2014:

	Aggregate	Aggregate	Fair Value
	Amortized	Fair	as a % of
Issuer	Cost	Value	Stockholders’ Equity
	(Dollars in thousands)
GNMA	$14,299	14,828	17.33%
FNMA	53,583	54,426	63.60%
FHLMC	26,449	27,011	31.56%
	$94,331	96,265	112.49%

See Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to the Company’s evaluation of securities for OTTI.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Before allowance for loan losses, loans outstanding at March 31, 2014 and December 2013 were $579.8 million and $543.3 million, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of March 31, 2014, our loan portfolio included $534.4 million, or 92.1%, of loans secured by real estate. As of December 31, 2013, our loan portfolio included $515.1 million, or 94.8%, of loans secured by real estate. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans prior to the allowance for loan losses increased $36.5 million to $579.8 million at March 31, 2014 from $543.3 million at December 31, 2013. The increase in loans receivable primarily relates to the acquisition of the St. George branch, which accounted for $11.2 million of the growth, as well as the ability of the Company to attract commercial and residential loan officers to our team.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At March 31,		At December 31,
	2014		2013
		% of Total		% of Total
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$201,196	33.44%	184,210	32.60%
Home equity	23,887	3.97%	23,661	4.19%
Commercial real estate	256,523	42.64%	253,035	44.79%
Construction and development	67,598	11.24%	67,056	11.87%
Consumer loans	3,097	0.51%	3,060	0.54%
Commercial business loans	49,339	8.20%	33,938	6.01%
Total gross loans receivable	601,640	100.00%	564,960	100.00%
Less:
Undisbursed loans in process	21,673		21,550
Allowance for loan losses	8,401		8,091
Deferred fees, net	178		98
Total loans receivable, net	$571,388		535,221

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At March 31, 2014
		After one
	One Year	but within	After five
	or Less	five years	years	Total
		(In thousands)
Loans secured by real estate:
One-to-four family	$11,232	49,513	140,451	201,196
Home equity	4,033	14,423	5,431	23,887
Commercial real estate	32,940	192,021	31,562	256,523
Construction and development	21,668	45,721	209	67,598
Consumer loans	1,068	1,726	303	3,097
Commercial business loans	18,342	15,756	15,241	49,339
Total gross loans receivable	89,283	319,160	193,197	601,640
Less:
Undisbursed loans in process	13,369	6,819	1,485	21,673
Deferred fees, net	91	538	(451)	178
Total loans receivable	$75,823	311,803	192,163	579,789

Loans maturing - after one year
Variable rate loans				$206,169
Fixed rate loans				297,797
				$503,966
48

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of March 31, 2014 and December 31 2013, we had no loans 90 days past due and still accruing.

Troubled Debt Restructurings (“TDRs”)

The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider. Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accrual status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated repayment performance in accordance with the modified terms for a reasonable period of time, generally a minimum of six months.

The following table summarizes non-performing and problem assets at the end of the periods indicated.

	At March 31,	At December 31,
	2014	2013
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$7,253	7,641
Nonaccrual loans-other	1,766	3,438
Accruing loans 90 days or more delinquent	—	—
Real estate acquired through foreclosure, net	5,742	6,273
Total Non-Performing Assets	$14,761	17,352

Problem Assets not included in Non-Performing Assets-Accruing renegotiated loans outstanding	$15,720	16,095

At March 31, 2014, nonperforming assets were $14.8 million, or 1.61% of total assets and 2.55% of loans outstanding. Comparatively, nonperforming assets were $17.4 million, or 2.0% of total assets and 3.2% of loans outstanding at December 31, 2013. Nonaccrual loans decreased $2.1 million to $9.0 million at March 31, 2014 from $11.1 million at December 31, 2013.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $15.7 million, or 2.8% of total loans outstanding at March 31, 2014, compared to $16.1 million, or 3.0% of loans outstanding at December 31, 2013. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at March 31, 2014 and December 31, 2013 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

Although nonperforming assets remain at a historically elevated level, credit quality indicators generally showed improvement during 2013 and continuing into 2014 as the Company experienced reduced loan migrations to nonaccrual status, lower loss severity on individual problem assets and a reduction in nonperforming assets. The Company believes this general trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in the Company’s overall loan portfolio and a leading indicator of reduced credit losses going forward. Nevertheless, the Company can make no assurances that nonperforming assets will continue to improve in future periods. The Company continues to monitor the loan portfolio and foreclosed assets and is continually working to reduce its problem assets.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. Management determines the allowance based on an ongoing evaluation. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The allowance consists of specific and general components.

The general component covers nonimpaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by major loan category and is based on the actual loss history trends for the previous 12 quarters. The actual loss experience is supplemented with internal and external qualitative factors as considered necessary at each period and given the facts at the time. These qualitative factors adjust the 12 quarter historical loss rate to recognize the most recent loss results and changes in the economic conditions to ensure the estimated losses in the portfolio are recognized in the period incurred and that the allowance at each balance sheet date is adequate and appropriate in accordance with GAAP. Qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries for the most recent twelve quarters; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. Impaired loans are evaluated for impairment using the discounted cash flow methodology or based on the net realizable value of the underlying collateral. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. See additional discussion in section “Nonperforming and Problem Assets” of the MD&A.

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses could be required that could adversely affect the Bank’s earnings or financial position in future periods.

At March 31, 2014 and December 31, 2013, the allowance for loan losses was $8.4 million and $8.1 million, respectively, or 1.45% and 1.49% of outstanding loans, respectively. During the three month period ended March 31, 2014, we charged-off $248,000 of loans and recorded $558,000 of recoveries on loans previously charged-off, for a net recovery position of $310,000. Comparatively, we charged-off $128,000 of loans and recorded $246,000 of recoveries on loans previously charged-off, resulting in a net recovery position of $118,000, for the three month period ended March 31, 2013. There was no provision recorded for the three month periods ended March 31, 2014 and 2013.

The following table summarizes the activity related to our allowance for loan losses as of and for the three month ended March 31, 2014 and March 31, 2013 and the year ended December 31, 2013.

	For the Three Months		For the Year Ended
	Ended March 31,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Balance, beginning of period	$8,091	9,520	9,520
Provision for loan losses	—	—	(860)
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(37)	(33)	(168)
Home equity	—	—	(28)
Commercial real estate	(28)	—	(269)
Construction and development	(170)	(62)	(765)
Consumer loans	(13)	(33)	(35)
Commercial business loans	—	—	(410)
Total loan charge-offs	(248)	(128)	(1,675)
Loan recoveries:
Loans secured by real estate:
One-to-four family	19	115	438
Home equity	—	—	1
Commercial real estate	—	52	126
Construction and development	327	7	110
Consumer loans	40	24	53
Commercial business loans	172	48	378
Total loan recoveries	558	246	1,106
Net loan (charge-offs) recoveries	310	118	(569)
Balance, end of period	$8,401	9,638	8,091

Allowance for loan losses as a percentage of loans receivable, net (end of period)	1.45%	1.89%	1.49%
Net charge-offs (recoveries) to average loans receivable (annualized)	-0.22%	-0.09%	0.11%

Mortgage Operations

Mortgage Activities and Servicing

Our mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations are provided in “Results of Operations”. Additional segment information is provided in Note 9 “Supplemental Segment Information” to the consolidated financial statements.

Loan Servicing

We retain the rights to service loans we sell on the secondary market, as part of our mortgage banking activities, for which we receive service fee income. These rights are known as mortgage servicing rights, or MSRs, where the owner of the MSR acts on behalf of the mortgage loan owner and has the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions. These duties typically include, but are not limited to, performing loan administration, collection, and default activities, including the collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures and property dispositions. We subservice the duties and responsibilities obligated to the owner of the MSR to a third party provider for which we pay a fee.

At March 31, 2014, the Company was servicing $1.8 billion of loans for others, a decrease of $200 million, from $2.0 billion at December 31, 2013. The decrease in loans serviced in the current year relates to a loan servicing sale where the Company sold $147.7 million in unpaid principal balance of mortgage servicing rights for a net gain of $776,000.

We recognize the rights to service mortgage loans for others as an asset. We initially record the MSR at fair value and subsequently account for the asset at lower of cost or market using the amortization method. Servicing assets are amortized in proportion to, and over the period of, the estimated net servicing income and are carried at amortized cost. A valuation is performed by an independent third party on a quarterly basis to assess the servicing assets for impairment based on the fair value at each reporting date. The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees. This valuation is performed on a disaggregated basis, based on loan type and year of production. Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase). As discussed in detail in notes to the consolidated financial statements, we use an appropriate weighted average constant prepayment rate, discount rate, and other defined assumptions to model the respective cash flows and determine the fair value of the servicing asset at each reporting date.

In the aggregate, the net servicing asset had a balance of $10.0 million and $10.9 million at March 31, 2014 and December 31, 2013, respectively. The economic estimated fair value of the mortgage servicing rights was $15.9 million and $17.7 million at March 31, 2014 and December 31, 2013, respectively. The amortization expense related to the mortgage servicing rights were $472,000 and $593,000 during the period ended March 31, 2014 and 2013, respectively.

Below is a roll-forward of activity in the balance of the servicing assets at March 31, 2014 and December 31, 2013 respectively:

	For the Three Months	For the Year
	Ended March 31,	Ended December 31,
	2014	2013
	(In thousands)
MSR beginning balance	$10,908	12,039
Amount capitalized	367	6,860
Amount sold	(800)	(5,547)
Amount amortized	(472)	(2,444)
MSR ending balance	$10,003	10,908

Losses on Mortgage Loans Previously Sold

Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within 30 days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Repurchases and losses on mortgage loans previously sold are recorded when the Company indemnifies or repurchases mortgage loans previously sold.  The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions.  Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal.  In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an early payment default, or EPD.  In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

The following table demonstrates the activity for the mortgage repurchase reserve at March 31, 2014 and December 31, 2013:

	For the Three Months	For the Year
	Ended March 31,	Ended December 31,
	2014	2013
	(In thousands)
Beginning Balance	$6,109	4,882
Losses paid	(260)	(1,237)
Recoveries	22	26
Provision for buyback	—	2,438
Ending balance	$5,871	6,109

For the three months ended March 31, 2014 and 2013, the Company recorded a provision for mortgage repurchase reserve expense of $0, and $692,000 respectively. The decline in the provision for mortgage loan repurchase losses is primarily related to the significant decline in originations from period to period. Originations for the first three months of 2014 were $193.5 million as compared to $316.5 million for the first three months of 2013.

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At March 31, 2014 deposits totaled $745.7 million, an increase of $48.1 million, or 6.9%, from deposits of $697.6 million at December 31, 2013. The increase in deposits is primarily related to the completed acquisition of the St. George branch during the first quarter of 2014. The St. George branch added $24.5 million in total deposits.

Our retail deposits represented $626.6 million, or 84.0% of total deposits at March 31, 2014, while our out-of-market, or brokered deposits and institutional deposits, represented $119.1 million, or 16.0% of our total deposits. Our retail deposits represented $595.7 million, or 85.4% of total deposits at December 31, 2013, while our out-of-market, or brokered deposits and institutional deposits, represented $101.9 million, or 14.6% of our total deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	At March 31,		At March 31,
	2014		2013
		Average		Average
	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate

Interest-bearing demand accounts	$84,146	0.20%	43,795	0.24%
Money market accounts	217,868	0.25%	209,165	0.51%
Savings accounts	20,756	0.20%	11,393	0.42%
Certificates of deposit less than $100,000	201,094	0.90%	206,368	0.79%
Certificates of deposit of $100,000 or more	91,268	0.78%	91,947	0.69%
Total interest-bearing average deposits	615,132		562,668

Noninterest-bearing deposits	103,583		91,853
Total average deposits	$718,715		654,521
53

The maturity distribution of our time deposits of $100,000 or more is as follows:

At March 31,
2014
(In thousands)

Three months or less	$7,133
Over three through six months	18,497
Over six through twelve months	20,882
Over twelve months	46,808
Total certificates of deposits	$93,320

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

The Company utilizes borrowing facilities in order to maintain adequate liquidity including: the FHLB of Atlanta advance window, the Federal Reserve Bank (“FRB”), federal funds purchased, and warehouse lines of credit. The Company also uses wholesale deposit products, including brokered deposits as well as national certificate of deposit services. Additionally, the Company has certain investment securities classified as available-for-sale that are carried at market value with changes in market value, net of tax, recorded through stockholders’ equity.

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements resulting in approximately $191.8 million of collateral for these advances. In addition, at March 31, 2014, the Company has pledged $15.3 million of securities for these advances. At March 31, 2014, the Company had FHLB advances of $57.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $93.2 million.

Lines of credit with the FRB are based on collateral pledged. The company has pledged certain non-mortgage commercial, acquisition and development, and lot loan portfolios under blanket lien agreements resulting in approximately $64.5 million of collateral to FRB for advances. At March 31, 2014, the Company had lines available with the FRB for $47.6 million. At March 31, 2014, the Company had no FRB advances outstanding.

Capital Resources

The Company and the Bank are subject to numerous regulatory capital requirements administered by federal banking agencies. If these capital requirements are not met, regulators can initiate certain mandatory – and possibly additional discretionary – actions that, if undertaken, could affect operations. Under capital adequacy guidelines and the regulatory framework for corrective action, the Company and the Bank must meet certain capital guidelines, which involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and certain other factors.

Quantitative measures set up by regulation to guarantee capital adequacy require the Company and the Bank to sustain minimum amounts and ratios of Tier 1 capital and total risk-based capital to risk-weighted assets and Tier 1 capital to total average assets. The Company and the Bank are required to maintain minimum Tier 1 capital and total risk-based capital to risk-weighted assets, and Tier 1 capital to total average assets of 4%, 8%, and 4%, respectively. To be considered “well capitalized”, the Company and the Bank must maintain at least Tier 1 capital and total risk-based capital to risk-weighted assets, and Tier 1 capital to total average assets of 6%, 10%, and 5%, respectively. As of March 31, 2014, the Company and the Bank are considered “well capitalized” under regulatory capital adequacy guidelines.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at March 31, 2014 and December 31, 2013 are as follows:

			Required to be
			Categorized		Required to be
			Adequately		Categorized
	Actual		Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)

March 31, 2014
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$101,419	15.16%	26,767	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	110,684	16.54%	53,534	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	101,419	11.24%	36,089	4.00%	N/A	N/A

CresCom Bank
Tier 1 capital (to risk weighted assets)	100,235	15.01%	26,703	4.00%	40,055	6.00%
Total risk based capital (to risk weighted assets)	109,480	16.40%	53,407	8.00%	66,758	10.00%
Tier 1 capital (to total average assets)	100,235	11.13%	36,009	4.00%	45,011	5.00%

December 31, 2013
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$99,602	15.42%	25,834	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	108,650	16.82%	51,668	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	99,602	11.15%	35,732	4.00%	N/A	N/A

CresCom Bank
Tier 1 capital (to risk weighted assets)	98,301	15.26%	25,763	4.00%	38,645	6.00%
Total risk based capital (to risk weighted assets)	107,327	16.66%	51,526	8.00%	64,408	10.00%
Tier 1 capital (to total average assets)	98,301	11.01%	35,706	4.00%	44,632	5.00%

In December 2010, the Basel Committee on Banking Supervision, or BCBS, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which substantially revised the existing capital requirements for banking organizations. Modest revisions were made in June 2011. The Basel III standards operate in conjunction with portions of standards previously released by the BCBS and commonly known as “Basel II” and “Basel 2.5.” On June 7, 2012, the Federal Reserve, the OCC, and the FDIC requested comment on these proposed rules that, taken together, would implement the Basel regulatory capital reforms through what we refer to herein as the “Basel III capital framework.”

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule will begin to phase on January 1, 2014, for advanced approaches banking organizations, and on January 1, 2015, for other covered banking organizations. The requirements in the rule will be fully phased in by January 1, 2019. Management expects to comply with the final rules when issued and effective.

Market Risk Management and Interest Rate Risk

The effective management of market risk is essential to achieving the Company’s objectives. As a financial institution, the Company’s most significant market risk exposure is interest rate risk. The primary objective of managing interest rate risk is to minimize the effect that changes in interest rates have on net income. This is accomplished through active asset and liability management, which requires the strategic pricing of asset and liability accounts and management of appropriate maturity mixes of assets and liabilities. The expected result of these strategies is the development of appropriate maturity and re-pricing opportunities in those accounts to produce consistent net income during periods of changing interest rates. The Bank’s asset/liability management committee, or ALCO, monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios. The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or re-pricing opportunities of interest-earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate volume and mix of interest-earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The ALCO meets regularly to review the Company’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards. The Board of Directors also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity.

The Company uses interest rate sensitivity analysis to measure the sensitivity of projected net interest income to changes in interest rates. Management monitors the Company’s interest sensitivity by means of a computer model that incorporates current volumes, average rates earned and paid, and scheduled maturities, payments of asset and liability portfolios, together with multiple scenarios of prepayments, repricing opportunities and anticipated volume growth. Interest rate sensitivity analysis shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months under the current interest rate environment. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

As of March 31, 2014, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Downward movements do not appear to be applicable due to the low interest rate environment experienced during 2013. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest Rate Scenario		Annualized Hypothetical Percentage Change in
Change	Prime Rate	Net Interest Income
0.00%	3.25%	0.00%
1.00%	4.25%	2.70%
2.00%	5.25%	5.40%
3.00%	6.25%	7.00%
56

 The primary uses of derivative instruments are related to the mortgage banking activities of the Company. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings within the noninterest income of the consolidated statements of operations.

Derivative instruments not related to mortgage banking activities, including financial futures commitments and interest rate swap agreements that do not satisfy the hedge accounting requirements, are recorded at fair value and are classified with resultant changes in fair value being recognized in noninterest income in the consolidated statement of operations.

When using derivatives to hedge fair value and cash flow risks, the Company exposes itself to potential credit risk from the counterparty to the hedging instrument. This credit risk is normally a small percentage of the notional amount and fluctuates as interest rates change. The Company analyzes and approves credit risk for all potential derivative counterparties prior to execution of any derivative transaction. The Company seeks to minimize credit risk by dealing with highly rated counterparties and by obtaining collateralization for exposures above certain predetermined limits. If significant counterparty risk is determined, the Company would adjust the fair value of the derivative recorded asset balance to consider such risk.

Accounting, Reporting, and Regulatory Matters

Information regarding recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of the financial information by the Company are included in Note 1 of the consolidated financial statements.

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with GAAP.

Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management and Interest Rate Risk, and – Liquidity.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A RISK FACTORS.

Not applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to its 2013 Equity Incentive Plan, the Company issued to certain of its employees, including an employee of Crescent Mortgage Company, 18,723 shares of restricted common stock and granted options to purchase 2,740 shares of common stock, exercise price of $10.00 per share. 8,723 shares of restricted stock were issued as part of Crescent Mortgage Company’s 2013 bonus compensation plan and vested immediately on the grant date, January 9, 2014. 8,000 shares of the restricted stock are subject to incremental vesting over a four-year period (25% of the award to vest annually on the first four anniversaries of the grant date), and 2,000 shares of the restricted stock cliff vests on the fifth anniversary of the grant date. The options to purchase 2,740 shares of common stock vest incrementally over a two-year period (50% of the award to vest annually on the first two anniversaries of the grant date). The shares of restricted stock subject to vesting and the options to purchase common stock were granted on April 23, 2014. The issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 701 promulgated thereunder.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Item 5. OTHER INFORMATION.

On April 23, 2014, the stockholders of the Company approved an increase in the number of authorized common shares from 6,800,000 to 10,000,000 and an increase in the number of authorized preferred shares from 200,000 to 1,000,000. On May 8, 2014, the Company filed with the Delaware Secretary of State a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 6,800,000 shares to 10,000,000 shares and to increase the number of authorized shares of preferred stock from 200,000 shares to 1,000,000. A copy of the Certificate of Amendment is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA FINANCIAL CORPORATION
Registrant

Date: May 12, 2014	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	/s/ William A. Gehman, III
William A. Gehman, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
60

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Carolina Financial Corporation
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.
61