Form 10-Q
period 2014-06-30
CAROLINA FINANCIAL CORP
filed 2014-08-11
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number _________

(Exact name of registrant as specified in its charter)

Delaware	57-1039673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

288 Meeting Street, Charleston, South Carolina	29401
(Address of principal executive offices)	(Zip Code)

843-723-7700
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,048,868 shares of common stock, par value $0.01 per share, were issued and outstanding as of August 11, 2014.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS	(In thousands)
Cash and due from banks	$9,560	4,489
Interest-bearing cash	17,132	34,176
Cash and cash equivalents	26,692	38,665
Securities available-for-sale (cost of $202,570 at June 30, 2014 and $166,997 at December 31, 2013)	207,301	167,535
Securities held-to-maturity (fair value of $25,910 at June 30, 2014 and $23,547 at December 31, 2013)	24,254	24,554
Federal Home Loan Bank stock, at cost	4,730	4,103
Other investments	1,944	1,858
Derivative assets	2,255	1,412
Loans held for sale	47,859	36,897
Loans receivable, net of allowance for loan losses of $8,662 at June 30, 2014 and $8,091 at December 31, 2013	605,295	535,221
Premises and equipment, net	18,667	17,585
Accrued interest receivable	3,059	2,802
Real estate acquired through foreclosure, net	5,655	6,273
Deferred tax assets, net	5,700	7,419
Income taxes receivable	509	—
Mortgage servicing rights	9,843	10,908
Cash value life insurance	21,228	20,910
Other assets	3,421	5,442
Total assets	$988,412	881,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$102,376	83,500
Interest-bearing deposits	677,160	614,081
Total deposits	779,536	697,581
Short-term borrowed funds	35,300	10,300
Long-term debt	69,390	74,540
Derivative liabilities	730	55
Drafts outstanding	2,544	2,703
Advances from borrowers for insurance and taxes	709	284
Accrued interest payable	325	311
Income taxes payable	—	749
Reserve for mortgage repurchase losses	5,533	6,109
Dividends payable to stockholders	202	—
Accrued expenses and other liabilities	4,866	6,725
Total liabilities	899,135	799,357
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 and 200,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; no shares issued or outstanding	—	—
Common stock, par value $.01; 10,000,000 and 6,800,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 4,041,460 and 4,015,204 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	40	40
Additional paid-in capital	22,921	22,393
Retained earnings	65,951	62,169
Accumulated other comprehensive income (loss), net of tax benefit	365	(2,375)
Total stockholders’ equity	89,277	82,227
Total liabilities and stockholders’ equity	$988,412	881,584

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Interest income
Loans	$7,157	7,005	13,990	14,084
Debt securities	1,526	1,205	3,047	2,308
Dividends from FHLB	35	31	69	60
Other interest income	25	40	49	58
Total interest income	8,743	8,281	17,155	16,510
Interest expense
Deposits	898	842	1,713	1,708
Short-term borrowed funds	11	80	16	194
Long-term debt	512	546	1,023	1,068
Total interest expense	1,421	1,468	2,752	2,970
Net interest income	7,322	6,813	14,403	13,540
Provision for loan losses	—	(700)	—	(700)
Net interest income after provision for loan losses	7,322	7,513	14,403	14,240
Noninterest income
Net gain on sale of loans held for sale	3,426	10,199	5,880	21,549
Deposit service charges	517	371	948	689
Net loss on extinguishment of debt	(31)	(19)	(31)	(19)
Net gain (loss) on sale of securities	164	(62)	480	(46)
Fair value adjustments on interest rate swaps	(263)	263	(518)	263
Net gain on sale of servicing assets	—	—	775	—
Net increase in cash value life insurance	187	—	373	1
Mortgage loan servicing income	1,254	1,836	2,531	3,328
Other	195	217	380	423
Total noninterest income	5,449	12,805	10,818	26,188
Noninterest expense
Salaries and employee benefits	5,515	6,248	10,859	12,708
Occupancy and equipment	1,051	847	2,035	1,661
Marketing and public relations	297	263	571	498
FDIC insurance	136	157	263	413
Legal expense	191	290	361	440
Other real estate expense, net	60	335	307	411
Mortgage subservicing expense	326	469	689	935
Amortization of mortgage servicing rights	441	738	913	1,331
Settlement of employment agreements	—	119	—	1,902
Other	1,474	2,139	3,100	4,329
Total noninterest expense	9,491	11,605	19,098	24,628
Income before income taxes	3,280	8,713	6,123	15,800
Income tax expense	1,031	3,180	1,930	5,844
Net income	$2,249	5,533	4,193	9,956

Earnings per common share:
Basic	$0.58	1.44	1.08	2.60
Diluted	$0.57	1.40	1.07	2.53
Weighted average common shares outstanding:
Basic	3,881,115	3,832,043	3,866,353	3,829,130
Diluted	3,951,478	3,935,880	3,929,948	3,925,920

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$2,249	5,533	4,193	9,956

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	2,271	(4,302)	4,663	(4,436)
Tax effect	(817)	1,549	(1,678)	1,598

Reclassification adjustment for (gains) losses included in earnings	(164)	62	(480)	46
Tax effect	59	(22)	173	(17)

Accretion of unrealized losses on held-to-maturity securities previously recognized in other comprehensive income	49	49	98	98
Tax effect	(18)	(18)	(36)	(36)

Other comprehensive income (loss), net of tax	1,380	(2,682)	2,740	(2,747)

Comprehensive income	$3,629	2,851	6,933	7,209

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2012	3,837,984	$39	22,048	45,752	(325)	67,514
Stock awards	164,900	1	(1)	—	—	—
Stock-based compensation expense, net	—	—	97	—	—	97
Net income	—	—	—	9,956	—	9,956
Other comprehensive loss, net of tax	—	—	—	—	(2,747)	(2,747)
Balance, June 30, 2013	4,002,884	$40	22,144	55,708	(3,072)	74,820

Balance, December 31, 2013	4,015,204	$40	22,393	62,169	(2,375)	82,227
Stock awards	21,936	—	132	—	—	132
Stock options exercised	4,320	—	44	—	—	44
Excess tax benefit in connection with equity awards	—	—	126	—	—	126
Stock-based compensation expense, net	—	—	226	—	—	226
Net income	—	—	—	4,193	—	4,193
Dividends declared to stockholders	—	—	—	(411)	—	(411)
Other comprehensive income, net of tax	—	—	—	—	2,740	2,740
Balance, June 30, 2014	4,041,460	$40	22,921	65,951	365	89,277

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$4,193	9,956
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	—	(700)
Deferred tax expense	224	901
Amortization of unearned discount/premiums on investments, net	1,121	1,283
Amortization of deferred loan fees	(1,284)	(2,658)
Amortization of mortgage servicing rights	913	1,331
(Gain) loss on sale of available-for-sale securities, net	(480)	46
Gain on sale of loans held for sale, net	(5,880)	(21,549)
Originations of loans held for sale	(450,444)	(993,875)
Proceeds from sale of loans held for sale	444,676	1,069,837
Loss on extinquishment of debt	31	19
Provision for mortgage loan repurchase losses	(250)	1,152
Mortgage loan losses paid, net of recoveries	(326)	(341)
Fair value adjustments on interest rate swaps	518	(263)
Stock-based compensation	226	97
Decrease in cash surrender value of bank owned life insurance	54	54
Depreciation	558	452
Gain on disposals of premises and equipment	—	(4)
Gain on sale of real estate acquired through foreclosure	(92)	(163)
Write-down of real estate acquired through foreclosure	289	401
Gain on sale of servicing assets	(775)	—
Proceeds from the sale of servicing assets	1,575	—
Originations of mortgage servicing assets	(648)	(4,780)
Decrease (increase) in:
Accrued interest receivable	(257)	491
Income taxes receivable	(509)	—
Prepaid FDIC insurance	—	2,035
Other assets	2,021	3,163
Increase (decrease) in:
Accrued interest payable	14	273
Income taxes payable	(698)	(3,123)
Dividends payable to stockholders	202	—
Accrued expenses and other liabilities	(1,859)	1,416
Cash flows (used in) provided by operating activities	(6,887)	65,451

Continued

	For the Six Months
	Ended June 30,
	2014	2013
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(82,376)	(96,319)
Maturities, payments and calls	17,708	29,375
Proceeds from sales	28,561	45,842
Activity in held-to-maturity securities:
Maturities, payments and calls	316	(42)
Increase in other investments	(86)	(38)
(Increase) decrease in Federal Home Loan Bank stock	(627)	2,760
Increase in loans receivable, net	(70,022)	(2,035)
Purchase of premises and equipment	(1,640)	(219)
Proceeds from disposals of premises and equipment	—	5
Proceeds from sale of real estate acquired through foreclosure	1,653	1,357
Purchase of bank owned life insurance	(372)	(20,053)
Distribution of bank owned life insurance	—	91
Cash flows used in investing activities	(106,885)	(39,276)

Cash flows from financing activities:
Net increase in deposit accounts	81,955	38,314
Net increase (decrease) in Federal Home Loan Bank advances	19,969	(56,420)
Net decrease in other short-term borrowed funds	—	(100)
Principal repayment of subordinated debt	(150)	(150)
Net decrease in drafts outstanding	(159)	(328)
Net increase in advances from borrowers for insurance and taxes	425	26
Cash dividends paid on common stock	(411)	—
Net increase in excess tax benefit in connection with equity awards	126
Proceeds from exercise of stock options	44	—
Cash flows provided by (used in) financing activities	101,799	(18,658)
Net (decrease) increase in cash and cash equivalents	(11,973)	7,517
Cash and cash equivalents, beginning of period	38,665	17,839
Cash and cash equivalents, end of period	$26,692	25,356

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$2,738	2,697
Income taxes paid, net of (refunds)	2,917	8,250

Noncash investing and financing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$1,232	3,189

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Carolina Financial Corporation (“Carolina Financial” or the “Company”), incorporated under the laws of the State of Delaware, is a bank holding company with two wholly-owned subsidiaries, CresCom Bank (the “Bank”) and Carolina Services Corporation of Charleston (“Carolina Services”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Carolina Services. In consolidation, all material intercompany accounts and transactions have been eliminated. The results of operations of the businesses acquired in transactions accounted for as purchases are included only from the dates of acquisition. All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with the Company.

At June 30, 2014 and December 31, 2013, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15,000,000. The principal assets of the Trusts are $15,465,000 of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Because the accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the Company’s audited consolidated financial statements and accompanying footnotes included in the Company’s Registration Statement on Form 10, as amended (File No. 000-19029) (the “Form 10”) filed with the Securities and Exchange Commission (“SEC”) on April 1, 2014. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10.

In management’s opinion, the accompanying unaudited consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2014 and December 31, 2013, and the results of its operations and cash flows for the three-months and six-months ended June 30, 2014 and 2013. Operating results for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

Management’s Estimates

The financial statements are prepared in accordance with GAAP in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Management uses available information to recognize losses on loans and foreclosed real estate. However, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses and valuation of foreclosed real estate may change materially in the near term.

Earnings Per Share

Basic earnings per share (“EPS”) represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock (non-vested shares), and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the period of the Company’s stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

On January 15, 2014, the Board of Directors of the Company declared a two-for-one stock split to stockholders of record dated February 10, 2014, payable on February 28, 2014. As such, all share, earnings per share, and per share data have been retroactively adjusted to reflect this stock split for all periods presented in accordance with GAAP.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of financial condition but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure other than as disclosed in Note 10 regarding the Bank’s entry into an agreement on August 6, 2014 to purchase 13 branches in South Carolina and southeastern North Carolina.

Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on stockholders’ equity or the net income as previously reported.

Recently Issued Accounting Pronouncements

The Balance Sheet topic of the Accounting Standards Codification (the “ASC”) was amended in December 2011 for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement. The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. The amendments were effective for reporting periods beginning on or after January 1, 2013 and required retrospective presentation for all comparative periods presented. Additionally, in January 2013 the Financial Accounting Standards Board (the “FASB”) clarified that the amendments apply only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in GAAP or subject to a master netting arrangement or similar agreement. These amendments did not have a material effect on the Company’s financial statements.

The FASB amended the Comprehensive Income topic of the ASC in February 2013. The amendments address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2013. These amendments did not have a material effect on the Company’s financial statements.

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

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein, and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. These amendments did not have any effect on the Company’s financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however it will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance. This amendment does not have any effect on the Company’s financial statements.

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments securities available-for-sale and held-to-maturity at June 30, 2014 and December 31, 2013 follows:

	June 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Municipal securities	$35,256	1,071	(230)	36,097	39,790	99	(1,390)	38,499
US government agencies	4,944	—	(23)	4,921	5,199	—	(24)	5,175
Collateralized loan obligations	9,708	—	(12)	9,696	—	—	—	—
Mortgage-backed securities:
Agency	101,080	3,101	(39)	104,142	68,813	1,433	(317)	69,929
Non-agency	51,582	1,117	(254)	52,445	53,195	826	(89)	53,932
Total mortgage-backed securities	152,662	4,218	(293)	156,587	122,008	2,259	(406)	123,861
Total	$202,570	5,289	(558)	207,301	166,997	2,358	(1,820)	167,535

Securities held-to-maturity:
Municipal securities	$15,395	611	(52)	15,954	15,488	30	(341)	15,177
Asset-backed securities	8,859	3,066	(1,969)	9,956	9,066	2,107	(2,803)	8,370
Total	$24,254	3,677	(2,021)	25,910	24,554	2,137	(3,144)	23,547

The asset-backed securities portfolio is collateralized with trust preferred securities issued by other financial institutions in pooled issuances.

The following table presents unrealized losses related to the trust preferred securities that were recognized within other comprehensive income at the time of transfer to held-to-maturity as well as the unrealized gains and losses that are not presented in other comprehensive income for June 30, 2014 and December 31, 2013.

	At June 30, 2014
				Recognized in OCI			Not Recognized in OCI
				Gross Unrealized			Gross Unrealized
	Purchased Face Value	Cumulative OTTI	Carrying Value	Gains	Losses	Amortized Cost	Gains	Losses	Estimated Fair Value	Collateralization Percentage
Held-to-Maturity:	(In thousands)
Trust Preferred Securities
Total A-Class	$2,465	—	2,465	—	(572)	1,893	363	—	2,256	179%-376%
Total B-Class	11,855	(2,635)	9,221	—	(2,514)	6,707	1,812	(1,969)	6,550	94%-105%
Total C-Class	2,708	(1,340)	1,367	—	(1,108)	259	891	—	1,150	88%-88%
	$17,028	(3,975)	13,053	—	(4,194)	8,859	3,066	(1,969)	9,956

	At December 31, 2013
				Recognized in OCI			Not Recognized in OCI
				Gross Unrealized			Gross Unrealized
	Purchased Face Value	Cumulative OTTI	Carrying Value	Gains	Losses	Amortized Cost	Gains	Losses	Estimated Fair Value	Collateralization Percentage
Held-to-Maturity:	(In thousands)
Trust Preferred Securities
Total A-Class	$2,841	—	2,841	—	(586)	2,255	354	(99)	2,510	164% - 324%
Total B-Class	11,804	(2,635)	9,169	—	(2,569)	6,600	1,190	(2,704)	5,086	94% - 98%
Total C-Class	2,688	(1,340)	1,348	—	(1,137)	211	563	—	774	83% - 83%
	$17,333	(3,975)	13,358	—	(4,292)	9,066	2,107	(2,803)	8,370

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

As of June 30, 2014, $1.0 million of the pooled trust preferred securities were investment grade, $1.0 million were split-rated, and $6.9 million were below investment grade. As of December 31, 2013, $1.3 million of the pooled trust preferred securities were investment grade, $1.0 million were split-rated, and $6.8 million were below investment grade. In terms of risk-based capital calculation, the Company allocates additional risk-based capital to the below investment grade securities.

As of June 30, 2014, senior tranches represent $1.9 million of the Company’s pooled securities, while mezzanine tranches represented $7.0 million. All of the $7.0 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance. As of December 31, 2013, senior tranches represent $2.3 million of the Company’s pooled securities, while mezzanine tranches represented $6.8 million. All of the $6.8 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2014 follows:

	At June 30, 2014
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$—	—
One to five years	—	—
Five to ten years	17,753	17,760
After ten years	184,817	189,541
Total	$202,570	207,301

Securities held-to-maturity:
Less than one year	$—	—
One to five years	970	989
Five to ten years	4,480	4,455
After ten years	18,804	20,466
Total	$24,254	25,910

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds	$18,753	40,104	28,561	45,842

Realized gains	204	360	520	376
Realized losses	(40)	(422)	(40)	(422)
Total investment securities gains, net	$164	(62)	480	(46)

At June 30, 2014, the Company had pledged $11.3 million of securities for Federal Home Loan Bank (“FHLB”) advances.

The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 are as follows:

	At June 30, 2014
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$10,513	10,353	(160)	4,208	4,138	(70)	14,721	14,491	(230)
US government agencies	4,944	4,921	(23)	—	—	—	4,944	4,921	(23)
Collateralized loan obligations	4,708	4,696	(12)	—	—	—	4,708	4,696	(12)
Mortgage-backed securities:
Agency	3,639	3,600	(39)	—	—	—	3,639	3,600	(39)
Non-agency	9,239	8,998	(241)	1,676	1,663	(13)	10,915	10,661	(254)
Total mortgage-backed securities	12,878	12,598	(280)	1,676	1,663	(13)	14,554	14,261	(293)
Total	$33,043	32,568	(475)	5,884	5,801	(83)	38,927	38,369	(558)

Held-to-maturity:
Municipal securities	$—	—	—	3,349	3,297	(52)	3,349	3,297	(52)
Asset-backed securities	—	—	—	6,481	4,512	(1,969)	6,481	4,512	(1,969)
Total	$—	—	—	9,830	7,809	(2,021)	9,830	7,809	(2,021)

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

At June 30, 2014 and December 31, 2013, the Company had 28 and 58, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities and mortgage-backed securities (agency and non-agency) summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows, and determined that no OTTI expense was necessary for the three months ended June 30, 2014.

At June 30, 2014 and December 31, 2013, the Company had four trust preferred securities within the held-to-maturity portfolio that were in an unrealized loss position. The asset-backed securities portfolio is collateralized with trust preferred securities issued by other financial institutions in pooled issuances.

To determine the fair value, cash flow models for trust preferred securities are provided by a third-party pricing service. Impairment testing is performed on a quarterly basis using a detailed cash flow analysis for each security. The major assumptions used during the impairment test are described in the subsequent paragraph.

In 2009, the Company adopted a four year “burst” scenario for its modeled default rates (2010 - 2013) that replicated the default rates for the banking industry from the four peak years of the savings and loan crisis, which then reduced to 0.25% annually. The elevated default rate ended in 2013, and the constant default rate used by the Company is now 0.25% annually. All issuers that were currently in deferral were presumed to be in default. Additionally, all defaults are assumed to have a 15% recovery after two years and 1% of the pool is presumed to prepay annually. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current three-month LIBOR forward interest rate curve. Based on the cash flow analysis performed at period end, management believes that there are no additional securities other-than-temporarily impaired at June 30, 2014.

There was no OTTI recognized for the three or six months ended June 30, 2014 or 2013.

The following table presents the cumulative credit related OTTI related to securities held-to-maturity taken as well as the activity at June 30, 2014 and December 31, 2013 for the trust preferred securities.

	At June 30,	At December 31,
	2014	2013
	(In thousands)

Balance at beginning of year	$3,975	3,975
Additions for credit losses on securities for which OTTI was not previously recognized	—	—
Additions for additional credit losses on securities for which OTTI was previously recognized	—	—
Balance at end of year	$3,975	3,975

Management believes that there are no additional securities other-than-temporarily impaired at June 30, 2014. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

NOTE 3 – DERIVATIVES

The derivative positions of the Company at June 30, 2014 and December 31, 2013 are as follows:

	At June 30,		At December 31,
	2014		2013
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
		(In thousands)
Derivative assets:
Mortgage loan interest rate lock commitments	$1,672	159,113	—	—
Mortgage loan forward sales commitments	583	25,855	106	20,516
Mortgage-backed securities forward sales commitments	—	—	878	88,000
Interest rate swaps	—	—	428	20,000
	$2,255	184,968	1,412	128,516
Derivative liabilities:
Mortgage-backed securities forward sales commitments	$709	139,000	—	—
Mortgage loan interest rate lock commitments	—	—	55	103,614
Interest rate swaps	21	10,000	—	—
	$730	149,000	55	103,614

The primary uses of derivative instruments are related to the mortgage banking activities of the Company. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in net gain on sale of loans held for sale within noninterest income in the consolidated statements of operations.

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

When using derivatives to hedge fair value and cash flow risks, the Company exposes itself to potential credit risk from the counterparty to the hedging instrument. This credit risk is normally a small percentage of the notional amount and fluctuates as interest rates change. The Company analyzes and approves credit risk for all potential derivative counterparties prior to execution of any derivative transaction. The Company seeks to minimize credit risk by dealing with highly rated counterparties and by obtaining collateralization for exposures above certain predetermined limits. If significant counterparty risk is determined, the Company would adjust the fair value of the derivative recorded to consider such risk.

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2014 and December 31, 2013 are summarized by category as follows:

	At June 30,		At December 31,
	2014		2013
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$209,878	32.62%	184,210	32.60%
Home equity	23,529	3.66%	23,661	4.19%
Commercial real estate	264,911	41.18%	253,035	44.79%
Construction and development	77,629	12.07%	67,056	11.87%
Consumer loans	3,132	0.49%	3,060	0.54%
Commercial business loans	64,187	9.98%	33,938	6.01%
Total gross loans receivable	643,266	100.00%	564,960	100.00%
Less:
Undisbursed loans in process	29,053		21,550
Allowance for loan losses	8,662		8,091
Deferred fees, net	256		98
Total loans receivable, net	$605,295		535,221

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At June 30,		At December 31,
	2014		2013
	(Dollars in thousands)

Variable rate loans	$252,110	41.05%	219,589	40.41%
Fixed rate loans	362,103	58.95%	323,821	59.59%
Total loans outstanding	$614,213	100.00%	543,410	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended June 30, 2014
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at April 1, 2014	$2,568	234	3,271	1,236	29	626	437	8,401
Provision for loan losses	(80)	(27)	(98)	(13)	(11)	88	141	—
Charge-offs	(36)	—	—	—	—	—	—	(36)
Recoveries	52	—	—	2	10	233	—	297
Balance at June 30, 2014	$2,504	207	3,173	1,225	28	947	578	8,662

Allowance for loan losses:	For the Three Months Ended June 30, 2013
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at April 1, 2013	$3,010	229	3,234	1,823	87	835	420	9,638
Provision for loan losses	(706)	49	(247)	(342)	(18)	25	539	(700)
Charge-offs	(48)	(28)	(110)	(248)	(1)	(336)	—	(771)
Recoveries	18	—	21	72	8	117	—	236
Balance at June 30, 2013	$2,274	250	2,898	1,305	76	641	959	8,403

Allowance for loan losses:	For the Six Months Ended June 30, 2014
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2014	$2,472	231	2,855	1,418	42	339	734	8,091
Provision for loan losses	34	(24)	346	(352)	(51)	203	(156)	—
Charge-offs	(73)	—	(28)	(170)	(13)	—	—	(284)
Recoveries	71	—	—	329	50	405	—	855
Balance at June 30, 2014	$2,504	207	3,173	1,225	28	947	578	8,662

	For the Six Months Ended June 30, 2013
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2013	$3,193	276	3,315	1,792	82	862	—	9,520
Provision for loan losses	(971)	2	(380)	(256)	(4)	(50)	959	(700)
Charge-offs	(81)	(28)	(110)	(310)	(34)	(336)	—	(899)
Recoveries	133	—	73	79	32	165	—	482
Balance at June 30, 2013	$2,274	250	2,898	1,305	76	641	959	8,403
19

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At June 30, 2014:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$304	—	30	90	4	3	—	431
Collectively evaluated for impairment	2,200	207	3,143	1,135	24	944	578	8,231
	$2,504	207	3,173	1,225	28	947	578	8,662

Loans receivable ending balances:
Individually evaluated for impairment	$6,301	—	16,054	671	24	2,231	—	25,281
Collectively evaluated for impairment	202,878	23,319	239,273	65,596	2,848	55,018	—	588,932
Total loans receivable	$209,179	23,319	255,327	66,267	2,872	57,249	—	614,213

At December 31, 2013:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$103	—	55	165	20	6	—	349
Collectively evaluated for impairment	2,369	231	2,800	1,253	22	333	734	7,742
	$2,472	231	2,855	1,418	42	339	734	8,091

Loans receivable ending balances:
Individually evaluated for impairment	$6,220	125	17,008	1,493	40	2,560	—	27,446
Collectively evaluated for impairment	177,516	23,217	230,859	58,611	2,775	22,986	—	515,964
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	—	543,410
20

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of June 30, 2014 and December 31, 2013. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At June 30, 2014			At December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$5,162	7,304	—	5,713	7,682	—
Home equity	—	347	—	125	472	—
Commercial real estate	15,789	16,334	—	16,695	17,240	—
Construction and development	404	2,385	—	1,227	3,887	—
Consumer loans	20	546	—	20	404	—
Commercial business loans	2,228	3,804	—	2,554	3,599	—
	23,603	30,720	—	26,334	33,284	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,139	1,139	304	507	607	103
Home equity	—	—	—	—	—	—
Commercial real estate	265	265	30	313	313	55
Construction and development	267	267	90	266	266	165
Consumer loans	4	4	4	20	20	20
Commercial business loans	3	3	3	6	6	6
	1,678	1,678	431	1,112	1,212	349

Total:
Loans secured by real estate:
One-to-four family	6,301	8,443	304	6,220	8,289	103
Home equity	—	347	—	125	472	—
Commercial real estate	16,054	16,599	30	17,008	17,553	55
Construction and development	671	2,652	90	1,493	4,153	165
Consumer loans	24	550	4	40	424	20
Commercial business loans	2,231	3,807	3	2,560	3,605	6
	$25,281	32,398	431	27,446	34,496	349
21

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$5,302	(9)	4,724	73	5,431	44	7,253	100
Home equity	—	—	83	1	—	—	83	—
Commercial real estate	16,000	119	15,245	154	16,423	267	19,573	257
Construction and development	405	1	376	1	428	3	2,604	(5)
Consumer loans	20	(3)	37	1	22	—	37	—
Commercial business loans	2,264	(25)	2,238	27	2,372	53	2,810	57
	23,991	83	22,703	257	24,676	367	32,360	409

With an allowance recorded:
Loans secured by real estate:
One-to-four family	841	(3)	2,590	—	467	2	62	—
Home equity	—	—	—	—	—	—	—	—
Commercial real estate	266	4	4,372	1	269	9	44	—
Construction and development	200	1	2,228	—	100	1	—	—
Consumer loans	5	—	19	—	6	—	19	—
Commercial business loans	4	—	1,248	1	4	—	677	—
	1,316	2	10,457	2	846	12	802	—

Total:
Loans secured by real estate:
One-to-four family	6,143	(12)	7,314	73	5,898	46	7,315	100
Home equity	—	—	83	1	—	—	83	—
Commercial real estate	16,266	123	19,617	155	16,692	276	19,617	257
Construction and development	605	2	2,604	1	528	4	2,604	(5)
Consumer loans	25	(3)	56	1	28	—	56	—
Commercial business loans	2,268	(25)	3,486	28	2,376	53	3,487	57
	$25,307	85	33,160	259	25,522	379	33,162	409

The Company was not committed to advance additional funds in connection with impaired loans as of June 30, 2014 and was committed to advance up to $230,000 in additional funds as of December 31, 2013.

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of June 30, 2014 and December 31, 2013.

	At June 30, 2014
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$2,626	207	265	168	—	—	3,266
60-89 days past due	700	—	191	—	5	—	896
90 days or more past due	4,116	—	4,285	660	4	168	9,233
Total past due	7,442	207	4,741	828	9	168	13,395
Current	201,737	23,112	250,586	65,439	2,863	57,081	600,818
Total loans receivable	$209,179	23,319	255,327	66,267	2,872	57,249	614,213

	At December 31, 2013
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$231	—	273	53	—	—	557
60-89 days past due	1,034	—	—	—	—	—	1,034
90 days or more past due	3,440	125	5,074	1,477	7	431	10,554
Total past due	4,705	125	5,347	1,530	7	431	12,145
Current	179,031	23,217	242,520	58,574	2,808	25,115	531,265
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	543,410

Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest payments received while the loan is on nonaccrual are applied to the principal balance. No interest income was recognized on impaired loans subsequent to the nonaccrual status designation. A loan is returned to accrual status when the borrower makes consistent payments according to contractual terms and future payments are reasonably assured. There were no loans past due 90 days or more and still accruing at June 30, 2014 or December 31, 2013.

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at June 30, 2014 and December 31, 2013.

	At June 30,	At December 31,
	2014	2013
Loans secured by real estate:	(In thousands)
One-to-four family	$4,270	3,902
Home equity	—	125
Commercial real estate	4,285	5,114
Construction and development	661	1,481
Consumer loans	5	20
Commercial business loans	172	437
	$9,393	11,079

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of June 30, 2014 and December 31, 2013.

	At June 30, 2014
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$204,774	23,319	240,146	65,294	2,867	56,177	592,577
Special Mention	1,046	—	10,631	282	—	900	12,859
Substandard	3,359	—	4,550	691	5	172	8,777
Total loans receivable	$209,179	23,319	255,327	66,267	2,872	57,249	614,213

Performing	$204,909	23,319	251,042	65,606	2,867	57,077	604,820
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	4,270	—	4,285	661	5	172	9,393
Total nonperforming	4,270	—	4,285	661	5	172	9,393
Total loans receivable	$209,179	23,319	255,327	66,267	2,872	57,249	614,213

	At December 31, 2013
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$177,878	23,217	231,269	58,563	2,795	24,823	518,545
Special Mention	1,679	—	10,633	295	—	286	12,893
Substandard	4,179	125	5,965	1,246	20	437	11,972
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	543,410

Performing	$179,834	23,217	242,753	58,623	2,795	25,109	532,331
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	3,902	125	5,114	1,481	20	437	11,079
Total nonperforming	3,902	125	5,114	1,481	20	437	11,079
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	543,410

Troubled Debt Restructurings

At June 30, 2014, there were $22.0 million in loans designated as troubled debt restructurings of which $15.5 million were accruing. At December 31, 2013, there were $23.7 million in loans designated as troubled debt restructurings of which $16.4 million were accruing.

There were no loans designated as troubled debt restructings during the three or six months ended June 30, 2014 or 2013. No loans previously restructured in the twelve months prior to June 30, 2014 and 2013 went into default during the period ended June 30, 2014 and 2013.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

NOTE 5 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in other real estate owned for the periods ended June 30, 2014 and December 31, 2013:

	At June 30,	At December 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$6,273	6,284
Additions	1,232	4,140
Sales	(1,561)	(3,302)
Write downs	(289)	(849)
Balance at end of period	$5,655	6,273

A summary of the composition of real estate acquired through foreclosure follows:

	At June 30,	At December 31,
	2014	2013
	(In thousands)
Real estate loans:
One-to-four family	$521	959
Commercial real estate	1,498	1,781
Construction and development	3,636	3,533
	$5,655	6,273
26

NOTE 6 - DEPOSITS

Deposits outstanding by type of account at June 30, 2014 and December 31, 2013 are summarized as follows:

	At June 30,	At December 31,
	2014	2013
	(In thousands)
Noninterest-bearing demand accounts	$102,376	83,500
Interest-bearing demand accounts	128,431	92,067
Savings accounts	24,757	17,816
Money market accounts	208,658	220,915
Certificates of deposit:
Less than $100,000	211,277	195,239
$100,000 or more	104,037	88,044
Total certificates of deposit	315,314	283,283
Total deposits	$779,536	697,581

The aggregate amount of brokered certificates of deposit was $83.0 million and $61.8 million at June 30, 2014 and December 31, 2013, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $100,000. The aggregate amount of institutional certificates of deposit was $47.0 million and $40.0 million at June 30, 2014 and December 31, 2013, respectively.

The following table summarizes the interest expense recorded on certificate of deposits greater than $100,000 for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Certificates of deposit:
$100,000 or more	$216	170	395	328

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

Securities available-for-sale and securities held-to-maturity – Fair values for investment securities available-for-sale and securities held to maturity are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

Bank-owned life insurance - The cash surrender value of bank owned life insurance policies held by the Bank approximates fair values of the policies.

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

Derivative asset and liabilities – The primary use of derivative instruments are related to the mortgage banking activities of the Company. The Company’s wholesale mortgage banking subsidiary enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, the Company records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, the Company assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary’s historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate fall out ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the “pull-through” percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.

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

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2014 and December 31, 2013 are as follows:

	At June 30, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$9,560	9,560	9,560	—	—
Interest-bearing cash	17,132	17,132	17,132	—	—
Securities available-for-sale	207,301	207,301	—	207,301	—
Securities held-to-maturity	24,254	25,910	—	15,954	9,956
Federal Home Loan Bank stock	4,730	4,730	—	—	4,730
Other investments	1,944	1,944	—	—	1,944
Derivative assets	2,255	2,255	—	2,255	—
Loans held for sale	47,859	48,442	—	48,442	—
Loans receivable, net	605,295	620,770	—	595,920	24,850
Mortgage servicing rights	9,843	15,238	—	15,238	—
Cash value life insurance	21,228	21,228	—	21,228	—

Financial liabilities:
Deposits	779,536	778,482	—	778,482	—
Short-term borrowed funds	35,300	35,300	—	35,300	—
Long-term debt	69,390	65,549	—	65,549	—
Derivative liabilities	730	730	21	709	—

	At December 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$4,489	4,489	4,489	—	—
Interest-bearing cash	34,176	34,176	34,176	—	—
Securities available-for-sale	167,535	167,535	—	167,535	—
Securities held-to-maturity	24,554	23,547	—	15,177	8,370
Federal Home Loan Bank stock	4,103	4,103	—	—	4,103
Other investments	1,858	1,858	—	—	1,858
Derivative assets	1,412	1,412	428	984	—
Loans held for sale	36,897	37,041	—	37,041	—
Loans receivable, net	535,221	524,142	—	497,045	27,097
Mortgage servicing rights	10,908	17,718	—	17,718	—
Cash value life insurance	20,910	20,910	—	20,910	—

Financial liabilities:
Deposits	697,581	696,674	—	696,674	—
Short-term borrowed funds	10,300	10,300	—	10,300	—
Long-term debt	74,540	71,462	—	71,462	—
Derivative liabilities	55	55	—	55	—
31

	At June 30, 2014		At December 31, 2013
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(In thousands)
Commitments to extend credit	$46,788	—	38,595	—
Standby letters of credit	720	—	526	—
Derivative assets:
Mortgage loan interest rate lock commitments	159,113	1,672	—	—
Mortgage loan forward sales commitments	25,855	583	20,516	106
Mortgage-backed securities forward sales commitments	—	—	88,000	878
Interest rate swaps	—	—	20,000	428

Derivative liabilities:
Mortgage-backed securities forward sales commitments	139,000	709	—	—
Mortgage loan interest rate lock commitments	—	—	103,614	55
Interest rate swaps	10,000	21	—	—

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

Investment Securities Available-for-Sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At June 30, 2014 and December 31, 2013, the Company’s investment securities available-for-sale are recurring Level 2.

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

Derivative Assets and Liabilities

The primary use of derivative instruments is related to the mortgage banking activities of the Company. The Company’s wholesale mortgage banking subsidiary enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, the Company records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, the Company assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary’s historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate fall-out ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the “pull-through” percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.

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

Impaired Loans

Loans that are considered impaired are recorded at fair value on a nonrecurring basis. Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of carrying value or fair value on a nonrecurring basis.  Fair value is based upon independent appraisals or management’s estimation of the collateral and is considered a Level 3 measurement.  When the OREO value is based upon a current appraisal or when a current appraisal is not available or there is estimated further impairment, the measurement is considered a Level 3 measurement.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2014 and December 31, 2013:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2014
Available-for-sale investment securities:
Municipal securities	$—	36,097	—
US government agencies	—	4,921	—
Collateralized loan obligations	—	9,696	—
Mortgage-backed securities:
Agency	—	104,142	—
Non-agency	—	52,445	—
Loans held for sale	—	48,442	—
Derivative assets:
Mortgage loan interest rate lock commitments	—	1,672	—
Mortgage loan forward sales commitments	—	583	—
Brokered deposits	—	4,957	—
Derivative liabilities:
Mortgage-backed securities forward sales commitments	—	709
Interest rate swaps	21	—	—
Total	$21	263,664	—

December 31, 2013
Available-for-sale investment securities:
Municipal securities	$—	38,499	—
US government agencies	—	5,175	—
Mortgage-backed securities:
Agency	—	69,929	—
Non-agency	—	53,932	—
Loans held for sale	—	37,041	—
Derivative assets:
Mortgage loan forward sales commitments	—	106	—
Mortgage-backed securities forward sales commitments	—	878	—
Interest rate swaps	428	—	—
Brokered deposits	—	4,948	—
Derivative liabilities:
Mortgage loan interest rate lock commitments	—	55	—
Total	$428	210,563	—
34

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2014 and December 31, 2013:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2014
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	5,997
Commercial real estate	—	—	16,024
Construction and development	—	—	581
Consumer loans	—	—	20
Commercial business loans	—	—	2,228
Real estate owned:
One-to-four family	—	—	521
Commercial real estate	—	—	1,498
Construction and development	—	—	3,636
Total	$—	—	30,505

December 31, 2013
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	6,117
Home equity	—	—	125
Commercial real estate	—	—	16,953
Construction and development	—	—	1,328
Consumer loans	—	—	20
Commercial business loans	—	—	2,554
Real estate owned:
One-to-four family	—	—	959
Commercial real estate	—	—	1,781
Construction and development	—	—	3,533
Total	$—	—	33,370

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2014 and December 31, 2013
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

The following is a summary of the reconciliation of weighted average shares outstanding for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	3,881,115	3,881,115	3,832,043	3,832,043
Effect of dilutive securities	—	70,363	—	103,837
Weighted average shares outstanding	3,881,115	3,951,478	3,832,043	3,935,880

	For the Six Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	3,866,353	3,866,353	3,829,130	3,829,130
Effect of dilutive securities	—	63,595	—	96,790
Weighted average shares outstanding	3,866,353	3,929,948	3,829,130	3,925,920

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

36

The following tables present selected financial information for the Company’s reportable business segments for the three months and six months ended June 30, 2014 and 2013:

	Community	Mortgage
For the Three Months Ended June 30, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$8,429	274	4	36	8,743
Interest expense	1,286	—	135	—	1,421
Net interest income (expense)	7,143	274	(131)	36	7,322
Provision for loan losses	(10)	10	—	—	—
Noninterest income from external customers	958	4,482	9	—	5,449
Intersegment noninterest income	—	23	1,510	(1,533)	—
Noninterest expense	4,267	3,553	1,671	—	9,491
Intersegment noninterest expense	1,270	240	—	(1,510)	—
Income (loss) before income taxes	2,574	976	(283)	13	3,280
Income tax expense (benefit)	766	365	(105)	5	1,031
Net income (loss)	$1,808	611	(178)	8	2,249

	Community	Mortgage
For the Three Months Ended June 30, 2013	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$7,874	383	5	19	8,281
Interest expense	1,252	33	186	(3)	1,468
Net interest income (expense)	6,622	350	(181)	22	6,813
Provision for loan losses	(700)	—	—	—	(700)
Noninterest income from external customers	908	11,877	20	—	12,805
Intersegment noninterest income	25	150	1,453	(1,628)	—
Noninterest expense	4,035	6,131	1,439	—	11,605
Intersegment noninterest expense	1,213	265	—	(1,478)	—
Income (loss) before income taxes	3,007	5,981	(147)	(128)	8,713
Income tax expense (benefit)	1,053	2,232	(61)	(44)	3,180
Net income (loss)	$1,954	3,749	(86)	(84)	5,533
37

	Community	Mortgage
For the Six Months Ended June 30, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$16,521	559	8	67	17,155
Interest expense	2,483	—	269	—	2,752
Net interest income (expense)	14,038	559	(261)	67	14,403
Provision for loan losses	(10)	10	—	—	—
Noninterest income from external customers	1,873	8,926	19	—	10,818
Intersegment noninterest income	—	95	3,020	(3,115)	—
Noninterest expense	8,381	7,399	3,318	—	19,098
Intersegment noninterest expense	2,540	480	—	(3,020)	—
Income (loss) before income taxes	5,000	1,691	(540)	(28)	6,123
Income tax expense (benefit)	1,501	639	(199)	(11)	1,930
Net income (loss)	$3,499	1,052	(341)	(17)	4,193

	Community	Mortgage
For the Six Months Ended June 30, 2013	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$15,690	776	9	35	16,510
Interest expense	2,527	80	367	(4)	2,970
Net interest income (expense)	13,163	696	(358)	39	13,540
Provision for loan losses	(700)	—	—	—	(700)
Noninterest income from external customers	1,613	24,532	43	—	26,188
Intersegment noninterest income	67	277	2,906	(3,250)	—
Noninterest expense	9,428	12,454	2,746	—	24,628
Intersegment noninterest expense	2,426	547	—	(2,973)	—
Income (loss) before income taxes	3,689	12,504	(155)	(238)	15,800
Income tax expense (benefit)	1,329	4,662	(65)	(82)	5,844
Net income (loss)	$2,360	7,842	(90)	(156)	9,956

The following tables present selected financial information for the Company’s reportable business segments for June 30, 2014 and December 31, 2013:

	Community	Mortgage
At June 30, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$978,629	66,123	105,836	(162,176)	988,412
Loans receivable, net	606,732	4,380	—	(5,817)	605,295
Loans held for sale	3,119	44,740	—	—	47,859
Deposits	780,473	—	—	(937)	779,536
Borrowed funds	89,226	5,020	15,465	(5,021)	104,690

	Community	Mortgage
At December 31, 2013	Banking	Banking	Other	Eliminations	Total
	(In thousands)

Assets	$873,104	61,846	101,497	(154,863)	881,584
Loans receivable, net	532,616	3,374	—	(769)	535,221
Loans held for sale	753	36,144	—	—	36,897
Deposits	701,110	—	—	(3,529)	697,581
Borrowed funds	69,376	—	15,465	(1)	84,840
38

NOTE 10 – SUBSEQUENT EVENT

On August 6, 2014, the Bank entered into a definitive agreement with First Community Bank, Bluefield, Virginia, to acquire 13 branches with total deposits of approximately $230 million and approximately $67 million in loans. Three of the offices are in South Carolina and operate under the name “People’s Community Bank” and 10 are in southeastern North Carolina. The deposit premium will be approximately 3.11% of deposits acquired. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close in late 2014 or early 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 and assesses our financial condition as of June 30, 2014 as compared to December 31, 2013. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2013 included in our Form 10 for that period. Results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.

Cautionary Warning Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, the following:

●	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

●	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;

●	changes in economic conditions, either nationally or regionally and especially in our primary service areas, resulting in, among other things, a deterioration in credit quality;

●	an increase in interest rates, resulting in a decline in our mortgage production and a decrease in the profitability of our mortgage banking operations;

●	credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

●	credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

●	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the South Carolina and national real estate markets;

●	the rate of delinquencies and amount of loans charged-off;

●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

●	the rate of loan growth in recent or future years;

●	our ability to attract and retain key personnel;

●	our ability to retain our existing customers, including our deposit relationships;

●	significant increases in competitive pressure in the banking and financial services industries;

●	adverse changes in asset quality and resulting credit risk-related losses and expenses;
39

●	changes in the interest rate environment which could reduce anticipated or actual margins;

●	changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder, changes in federal or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking and financial service industries;

●	inflation;

●	increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding;

●	our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations;

●	changes in deposit flows;

●	changes in technology;

●	changes in monetary and tax policies;

●	changes in accounting policies, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;

●	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

●	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;

●	the general decline in the real estate and lending markets;

●	our anticipated capital expenditures and our estimates regarding our capital requirements;

●	our liquidity and working capital requirements;

●	competitive pressures among depository and other financial institutions;

●	the growth rates of the markets in which we compete;

●	our anticipated strategies for growth and sources of new operating revenues;

●	our current and future products, services, applications and functionality and plans to promote them;

●	our ability to retain and hire necessary employees and to staff our operations appropriately;

●	management compensation and the methodology for its determination;

●	our ability to compete in our industry and innovation by our competitors;

●	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

●	increased cybersecurity risk, including potential business disruptions or financial losses; and

●	estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed, implied or projected by us in such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of the Form 10. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

Overview

Carolina Financial Corporation is a Delaware corporation and bank holding company that was incorporated in 1996 and began operations in 1997. It operates principally through CresCom Bank, a South Carolina state-chartered bank. Unless the context indicates otherwise, all references in this report to “we,” “us,” and “our” refer to Carolina Financial Corporation and our wholly owned subsidiary, CresCom Bank, except that in the discussion of our capital stock and related matters, these terms refer solely to Carolina Financial Corporation and not to the Bank. All references to the “Bank” refer to CresCom Bank only.

Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including:

●	Commercial and retail banking;

●	Mortgage banking; and

●	Cash management

Through the Bank, the Company currently conducts business through 13 bank branches located in the following counties in South Carolina: Charleston (4), Dorchester (3), Berkeley (1) Georgetown (1), and Horry (4). Effective July 31, 2011, the Company merged its wholly-owned subsidiary bank, Community FirstBank of Charleston, with and into its other wholly-owned subsidiary bank, Crescent Bank. In conjunction with this internal reorganization, Crescent Bank’s name was changed to CresCom Bank, and Crescent Mortgage Company, formerly a wholly-owned subsidiary of Community FirstBank of Charleston, became a wholly-owned subsidiary of CresCom Bank. Crescent Mortgage Company is located in Atlanta, Georgia, and is qualified to originate loans in 46 states.

At June 30, 2014, we had total assets of $988.4 million, an increase of $106.8 million, from total assets of $881.6 million at December 31, 2013. The largest components of our total assets are loans receivable and securities which were $605.3 million and $231.6 million, respectively at June 30, 2014. Comparatively, our loans receivable and securities totaled $535.2 million and $192.1 million, respectively, at December 31, 2013. At June 30, 2014 loans held for sale were $47.9 million compared to $36.9 million as of December 31, 2013. Our liabilities and stockholders’ equity at June 30, 2014 totaled $899.1 million and $89.3 million, respectively, compared to liabilities of $799.4 million and stockholders’ equity of $82.2 million at December 31, 2013. The principal components of our liabilities are deposits, which were $779.5 million and $697.6 million at June 30, 2014 and December 31, 2013, respectively.

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

On June 16, 2014, the Company declared a $0.05 per share dividend to stockholders of record on September 17, 2014, payable October 8, 2014.

On August 6, 2014, the Bank entered into a definitive agreement with First Community Bank, Bluefield, Virginia to acquire 13 branches with total deposits of approximately $230 million and approximately $67 million in loans. Three of the offices are in South Carolina and operate under the name “People’s Community Bank” and 10 are in southeastern North Carolina. The deposit premium will be approximately 3.11% of deposits acquired. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close in late 2014 or early 2015.

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

The establishment of the mortgage repurchases reserves related to various representations and warranties that reflect management’s estimate of losses require significant judgment and estimates. Some of the more critical factors that are incorporated into the estimation of the mortgage repurchase reserve include the defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, changes in regulatory framework regarding representations and warranties and projected loss severity. The Company establishes a reserve at the time loans are sold and continually updates the reserve estimate during the estimated loan life. To the extent that economic conditions and the housing market do not recover or future investor repurchase demand and appeals success rates differ from past experience, the Company could continue to have increased demands and increased loss severities on repurchases, causing future additions to the repurchase reserve. Refer to the “Mortgage Operations” within the MD&A for additional discussion.

Results of Operations

Summary

For the three months ended June 30, 2014, net income available to common stockholders was approximately $2.2 million, or $0.57 per diluted share, compared to net income available to common stockolders of $5.5 million, or $1.40 per diluted share, for the three months ended June 30, 2013. The $3.3 million decrease in net income from quarter to quarter resulted primarily from a $3.2 million decrease in income derived from our wholesale mortgage banking subsidiary.

For the six months ended June 30, 2014, net income available to common stockholders was approximately $4.2 million, or $1.07 per share diluted, compared to net income available to common stockholders of $10.0 million, or $2.53 per share diluted, for the six months ended June 30, 2013. The $5.8 million decrease in net income from period to period resulted primarily from a $6.8 million decrease in income derived from our wholesale mortgage banking subsidiary.

During the third quarter of 2013, mortgage interest rates began to rise and, as a result, mortgage loan production began to slow down. Rising interest rates significantly slowed the mortgage refinance activity in 2013 and has continued into 2014. As the overall mortgage originations volumes declined, there was a corresponding reduction in margins earned due to competitive pressures. For additional information regarding the effects of the wholesale mortgage banking subsidiary on net income, refer to Note 9 under Item 1 “Financial Statements”.

Net Interest Income and Margin

Net interest income is a significant component of our net income. Net interest income is the difference between income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is determined by the yields earned on interest-earning assets, rates paid on interest-bearing liabilities, the relative balances of interest-earning assets and interest-bearing liabilities, the degree of mismatch, and the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

Net interest income increased to $7.3 million for the three months ended June 30, 2014 from $6.8 million for the three months ended June 30, 2013. During the six months ended June 30, 2014, net interest income increased to $14.4 million compared to $13.5 million for the six months ended June 30, 2013. The increase in net interest income for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 is a result of the increase in average earning assets as well as a decrease in rates paid on interest-bearing liabilities and a shift to lower cost funding sources.

The Company is focused on continuing to improve the utilization of its capital. To accomplish this, the Bank has incorporated various strategies to increase high quality loan portfolios. Accordingly, the increase in average earnings assets for the three and six months ended June 30, 2014 is primarily the result of increased balances of loans receivable. The growth in average loan balances were primarily the result of the following:

●	Residential mortgage – during the third quarter of 2013 continuing into 2014, the Company has hired several retail residential mortgage loan officers in its Charleston and Myrtle Beach markets of South Carolina. In addition to selling a portion of its production, the Company has retained a portion of the mortgage production. Due to the emphasis, gross loans receivable within the one-to-four family portfolio have increased $16.7 million, excluding loans acquired in the St. George branch acquisition described below, since December 31, 2013.
●	Commercial lending – during 2014, the Company expanded its commercial lending team by hiring additional loan officers in its Charleston and Myrtle Beach markets of South Carolina. As a result, gross loans receivable within the commercial real estate and construction and development portfolios have grown $11.8 million and $10.6 million, respectively, since December 31, 2013.
●	Syndicated loans – the Charleston and Myrtle Beach markets of South Carolina have provided limited opportunities for the Bank to develop a Commercial and Industrial (“C&I”) loan portfolio. The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase C&I loans to retain in the loan portfolio. These loans typically have terms of seven years and are tied to a floating rate index such as libor or prime. To effectively manage this new line of lending, the Company hired an experienced senior lending executive with relevant experience to lead and manage this area of the loan portfolio and engaged a consulting firm that specializes in syndicated loans. The Company expects to continue to grow this portion of the loan portfolio throughout 2014. As of June 30, 2014, the syndicated loan portfolio was $29.1 million and is grouped within commercial business loans. As of June 30, 2014, the Moody’s weighted average credit facility rating of the syndicated loan portfolio was Ba3, with no credit rated less than B2.
●	Acquisition of St. George branch – The Bank acquired $11.2 million in loans related to this first quarter branch acquisition. Approximately $ 9.2 million of these loans were one-to-four family secured loans with the remaining loans consisting of consumer and commercial real estate loans.

Partially offsetting the increase in average earning assets is the decrease in average balance of loans held for sale as the Company experienced a significant decrease in the level of mortgage originations during the latter half of 2013 continuing into 2014. For the six months ended June 30, 2014, mortgage originations were $449.8 million, a decrease of 54.8%, as compared to originations of $995.8 million for the six months ended June 30, 2013.

The decrease in rates paid on interest-bearing liabilities is based on the continued historically low interest rates that have positively impacted our ability to reduce funding cost while the shift to lower cost funding sources relates to the sustained efforts of the Company to grow checking, savings, and money market accounts. During the first half of 2014, the Company experienced significant growth in checking, savings, and money market accounts which typically yield less than other forms of interest-bearing liabilities. Specifically, checking, savings and money market balances increased $26.6 million during the second quarter of 2014 and $23.3 million during the first quarter of 2014 for year to date growth of $49.9 million. This growth includes $11.3 million of deposits acquired in the St. George branch acquisition during the first quarter of 2014. In addition to the aforementioned growth, the Company established a deposit relationship with its mortgage subservicing provider during the third quarter of 2013 whereby the subservicer deposited impound escrow funds with the Company. The impound escrow funds had average balances of $41.8 million and $38.6 million for the three and six months ended June 30, 2014, respectively, and are included in interest-bearing demand accounts within the yield rate tables below. As this relationship was established during the third quarter of 2013, there were no funds outstanding for the three or six months ended June 30, 2013.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated (dollars in thousands). We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees, which are considered immaterial, are amortized into interest income on loans.

	For The Three Months Ended June 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate	Balance	Earned	Rate

Interest-earning assets:
Loans held for sale	$28,466	251	3.45%	89,042	754	3.31%
Loans receivable, net (1)	581,267	6,906	4.71%	499,181	6,251	4.97%
Interest-bearing cash	24,063	14	0.23%	44,289	29	0.26%
Securities available for sale	199,634	1,352	2.69%	166,587	1,122	2.67%
Securities held to maturity	24,238	174	2.85%	9,169	83	3.59%
Federal Home Loan Bank stock	3,625	35	3.86%	4,106	31	3.02%
Other investments	1,925	11	2.27%	1,731	11	2.52%
Total interest-earning assets	863,218	8,743	4.02%	814,105	8,281	4.04%
Non-earning assets	84,949			73,932

Total assets	$948,167			888,037

Interest-bearing liabilities:
Demand accounts	104,140	46	0.18%	44,525	22	0.20%
Money market accounts	213,576	132	0.25%	210,519	231	0.44%
Savings accounts	24,812	11	0.18%	13,206	12	0.36%
Certificates of deposit	312,809	709	0.90%	315,046	577	0.73%
Short-term borrowed funds	11,523	11	0.38%	20,812	80	1.53%
Long-term debt	69,571	512	2.92%	79,762	546	2.72%
Total interest-bearing liabilities	736,431	1,421	0.77%	683,870	1,468	0.85%
Noninterest-bearing deposits	112,021			107,475
Other liabilities	12,587			21,781
Stockholders’ equity	87,128			74,911

Total liabilities and
Stockholders’ equity	$948,167			888,037

Net interest spread			3.25%			3.19%
Net interest margin	3.37%			3.32%

Net interest margin (tax equivalent) (2)	3.45%			3.37%
Net interest income		7,322			6,813

(1) Average balances of loans include nonaccrual loans.

(2) The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.37%, or 3.45% on a tax equivalent basis, for the three month period ended June 30, 2014 compared to 3.32%, or 3.37% on a tax equivalent basis, for the three month period ended June 30, 2013. The increase in our net margin primarily resulted from a decrease in the rate paid on interest-bearing liabilities, an increase in average non-interest bearing depoists, as well as the shift to lower cost deposits.

Our net interest spread was 3.25% for the three months ended June 30, 2014 as compared to 3.19% for the same period in 2013. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The six basis point increase in net interest spread is a result of the 8 basis point reduction in rate paid on our interest-bearing liabilities offset by a two basis point reduction in yield on interest-earning assets.

	For The Six Months Ended June,
	2014			2013
		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate	Balance	Earned	Rate

Interest-earning assets:
Loans held for sale	$27,062	517	3.80%	97,985	1,672	3.39%
Loans receivable, net (1)	567,379	13,473	4.79%	500,940	12,412	5.00%
Interest-bearing cash	22,536	28	0.25%	28,775	47	0.33%
Securities available for sale	190,852	2,705	2.86%	163,592	2,183	2.69%
Securities held to maturity	24,282	342	2.84%	9,120	125	2.76%
Federal Home Loan Bank stock	3,699	69	7.46%	4,786	60	5.01%
Other investments	1,911	21	2.22%	1,730	11	1.28%
Total interest-earning assets	837,721	17,155	4.13%	806,928	16,510	4.13%
Non-earning assets	83,729			73,997

Total assets	$921,450			880,925

Interest-bearing liabilities:
Demand accounts	94,131	86	0.18%	44,137	49	0.22%
Money market accounts	215,722	268	0.25%	209,842	500	0.48%
Savings accounts	22,784	21	0.19%	12,299	23	0.38%
Certificates of deposit	302,585	1,338	0.89%	306,681	1,136	0.75%
Short-term borrowed funds	8,086	16	0.40%	26,519	194	1.48%
Long-term debt	71,436	1,023	2.89%	87,505	1,068	2.46%
Total interest-bearing liabilities	714,744	2,752	0.78%	686,983	2,970	0.87%
Noninterest-bearing deposits	107,814			99,687
Other liabilities	13,563			20,676
Stockholders’ equity	85,329			73,579

Total liabilities and
Stockholders’ equity	$921,450			880,925

Net interest spread			3.35%			3.26%
Net interest margin	3.47%			3.38%

Net interest margin (tax equivalent) (2)	3.56%			3.42%
Net interest income		14,403			13,540

(1) Average balances of loans include nonaccrual loans.

(2) The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.47%, or 3.56% on a tax equivalent basis, for the six months ended June 30, 2014 compared to 3.38%, or 3.42% on a tax equivalent basis, for the six months ended June 30, 2013. The increase in our net margin primarily resulted from a decrease in the rate paid on interest-bearing liabilities, an increase in average non-interest bearing depoists, as well as the shift to lower cost deposits.

Our net interest spread was 3.35% for the six months ended June 30, 2014 as compared to 3.26% for the same period in 2013. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The nine basis point increase in net interest spread is a result of the nine basis point reduction in rate paid on our interest-bearing liabilities.

Provision for Loan Loss

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Following is a summary of the activity in the allowance for loan losses during the periods ended June 30, 2014 and 2013.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$8,401	9,638	8,091	9,520
Provision for loan losses	—	(700)	—	(700)
Loan charge-offs	(36)	(771)	(284)	(899)
Loan recoveries	297	236	855	482
Balance, end of period	$8,662	8,403	8,662	8,403

During the three and six months ended June 30, 2014, there was no provision for loan loss recorded. During the three months and six months ended June 30, 2013, a negative provision of $700,000 was recorded. The negative provision was recorded during 2013 was primarily related to the removal of a specific reserve on an impaired loan relationship. The specific reserve was removed during the quarterly impairment analysis performed where it was determined that the net realizable value of the collateral was greater than the amortized cost of the loan; therefore, no specific reserve was warranted.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three and six months ended June 30, 2014 and 2013 are presented below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Noninterest income:
Net gain on sale of loans held for sale	$3,426	10,199	5,880	21,549
Deposit service charges	517	371	948	689
Net loss on extinguishment of debt	(31)	(19)	(31)	(19)
Net gain (loss) on sale of securities	164	(62)	480	(46)
Fair value adjustments on interest rate swaps	(263)	263	(518)	263
Net gain on sale of servicing assets	—	—	775	—
Net increase in cash value life insurance	187	—	373	1
Mortgage loan servicing income	1,254	1,836	2,531	3,328
Other	195	217	380	423
Total noninterest income	$5,449	12,805	10,818	26,188
47

Noninterest income decreased $7.4 million to $5.4 million for the three months ended June 30, 2014 from $12.8 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, noninterest income decreased $15.4 million to $10.8 million from $26.2 million for the six months ended June 30, 2013. The decrease in noninterest income for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 primarily relates to the decrease in the gain on sale of loans sold from our mortgage banking subsidiary. During the third quarter of 2013, mortgage interest rates began to rise and, as a result, mortgage loan production began to slow down. Rising interest rates significantly slowed the mortgage refinancing activity, and, as the overall mortgage originations volumes declined, there was a corresponding reduction in margins earned due to competitive pressures. Mortgage loan originations decreased 54.8% to $449.8 million for the six months ended June 30, 2014 compared to originations of $995.8 million for the six months ended June 30, 2013.

Partially offsetting the overall decrease in noninterest income was an increase in the net gain on sale of servicing asset. During the first quarter of 2014, the Company sold $147.7 million in unpaid principal balance of mortgage servicing rights for a net gain of $776,000. There were no servicing rights sold during three or six months ended June 30, 2013. The sale of mortgage servicing rights during the first quarter of 2014 as well as a sale of servicing rights during the second half of 2013 of $972.9 million of unpaid principal balance of mortgage servicing rights resulted in a corresponding decrease of mortgage loan servicing income for the three and six months ended June 30, 2014 as compared to the prior periods.

During the three and six months ended June 30, 2014, the Company recognized net gains on sale of available-for-sale securities of $164,000 and $480,000, respectively, compared to losses on sale of securities during the three and six months ended June 30, 2013 of $62,000 and $46,000, respectively. The fair value adjustment on interest rate swaps was a reduction of noninterest income of $263,000 and $518,000 for the three and six months ended, June 30, 2014, respectively, compared to an increase of noninterest income of $263,000 for the three and six months ended June 30, 2013. The change in fair value adjustment on interest rate swaps relate to the change in interest rates from period to period.

Net increase in cash value of life insurance was $187,000 and $0 for the three months ended June 30, 2014 and 2013, respectively. Net increase in the cash value of life insurance was $373,000 and $1,000 for the six months ended June 30, 2014 and 2013, respectively. The increase in cash surrender value relates to the increase of $20.1 million in cash value life insurance that was purchased at the end of the first quarter in 2013 and was outstanding for all of the three and six month periods ended June 30, 2014. During 2013, the Company purchased and invested in bank owned life insurance policies on certain employees with an initial cash surrender value of $20.0 million through two insurance carriers. As of June 30, 2014, cash value of life insurance was $21.2 million compared to $20.9 million at December 31, 2013.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$5,515	6,248	10,859	12,708
Occupancy and equipment	1,051	847	2,035	1,661
Marketing and public relations	297	263	571	498
FDIC insurance	136	157	263	413
Legal expense	191	290	361	440
Other real estate expense, net	60	335	307	411
Mortgage subservicing expense	326	469	689	935
Amortization of mortgage servicing rights	441	738	913	1,331
Settlement of employment agreements	—	119	—	1,902
Other	1,474	2,139	3,100	4,329
Total noninterest expense	$9,491	11,605	19,098	24,628

Noninterest expense represents the largest expense category for the Company. Noninterest expense decreased $2.1 million to $9.5 for the three months ended June 30, 2014 from $11.6 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, noninterest expense decreased $5.5 million to $19.1 million from $24.6 million for the six months ended June 30, 2013. The decrease in noninterest expense for the three and six months ended June 30, 2014 compared to the prior periods are primarily a result of the decrease in salaries and employee benefits, a reduction in mortgage subservicing and amortization expense, the reduction in settlement of employment agreements and other.

The decrease in salaries and benefits and noninterest expense – other is a result of the reduced mortgage loan originations during the three and six months ended June 30, 2014 as compared to the prior periods, and the related compensation paid on and expenses releated to those originations. As previously discussed, mortgage loan originations decreased 54.8% to $449.8 million for the six months ended June 30, 2014 compared to originations of $995.8 million for the six months ended June 30, 2013.

Mortgage subservicing expense and amortization of mortgage subservicing rights decreased during the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 due to the sale of $147.7 million in unpaid principal balance of mortgage servicing rights during the first quarter of 2014 and the sale of $972.9 million in unpaid principal balance of mortgage servicing rights during the second half of 2013.

The decrease in expense in settlement of employment agreements related to the Company settling employment agreements with two former retired executive officers during 2013. All amounts related to the settlement of these agreements were expensed during 2013. As such, there were no additional expenses related to these contracts during the three or six months ended June 30, 2014.

Income Tax Expense

Our effective tax rate decreased to 31.4% for three month period ended June 30, 2014, compared to 36.5% for the three month period ended June 30, 2013. For the six months ended June 30, 2014, our effective tax rate decreased to 31.5% compared to 37.0% for the six months ended June 30, 2013. The lower effective tax rate in 2014 is primarily attributable to the increase in balances of tax-exempt municipal securities as well as the increase in average balances of bank-owned life insurance during the second half of 2013 and into 2014.

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

At June 30, 2014, the $231.5 million in our investment securities portfolio, excluding FHLB stock and other investments, represented approximately 23.4% of our assets. Our available-for-sale investment portfolio included US agency securities, municipal securities, collateralized loan obligations and mortgage-backed securities (agency and non-agency) with a fair value of $207.3 million and an amortized cost of $202.6 million for a net unrealized gain of $4.7 million. Our held-to-maturity portfolio included municipal securities and asset-backed securities, made up of pooled trust preferred securities, with a fair value of $25.9 million and a cost of $24.3 million for a net unrealized gain of $1.6 million.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

The following table summarizes issuer concentrations of agency mortgage-backed securities for which aggregate fair values exceed 10% of stockholders’ equity at June 30, 2014:

	Aggregate	Aggregate	Fair Value
	Amortized	Fair	as a % of
Issuer	Cost	Value	Stockholders’ Equity
	(Dollars in thousands)
GNMA	$30,410	31,337	35.10%
FNMA	45,599	46,841	52.47%
FHLMC	25,071	25,964	29.08%
	$101,080	104,142	116.65%

See Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to the Company’s evaluation of securities for OTTI.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Before allowance for loan losses, loans outstanding at June 30, 2014 and December 2013 were $614.0 million and $543.3 million, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of June 30, 2014, our loan portfolio included $554.1 million, or 90.2%, of loans secured by real estate before allowance for loan losses. As of December 31, 2013, our loan portfolio included $515.1 million, or 94.8%, of loans secured by real estate before allowance for loan losses. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. The Bank’s primary markets are generally concentrated in real estate lending. In order to diversify our lending portfolio, the Bank began a syndicated loan program during 2014 with balances of $29.1 million as of June 30, 2014 and are grouped within commercial business loans in the table below. As of June 30, 2014, the Moody’s weighted average credit facility rating of the syndicated loan portfolio was Ba3, with no credit rated less than B2. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, loans prior to the allowance for loan losses increased $70.7 million to $614.0 million at June 30, 2014 from $543.3 million at December 31, 2013. The increase in loans receivable primarily relates to the Bank’s focus on growing residential mortgage, commercial lending, and syndicated loans, as well as $11.2 million of loans acquired related to the acquisition of the St. George branch. See additional discussion in “Results of Operations – Net Interest Income and Margin”.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At June 30,		At December 31,
	2014		2013
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$209,878	32.62%	184,210	32.60%
Home equity	23,529	3.66%	23,661	4.19%
Commercial real estate	264,911	41.18%	253,035	44.79%
Construction and development	77,629	12.07%	67,056	11.87%
Consumer loans	3,132	0.49%	3,060	0.54%
Commercial business loans	64,187	9.98%	33,938	6.01%
Total gross loans receivable	643,266	100.00%	564,960	100.00%
Less:
Undisbursed loans in process	29,053		21,550
Allowance for loan losses	8,662		8,091
Deferred fees, net	256		98
Total loans receivable, net	$605,295		535,221

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At June 30, 2014
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$41,223	62,698	105,957	209,878
Home equity	6,347	1,222	15,960	23,529
Commercial real estate	32,764	97,537	134,610	264,911
Construction and development	10,795	21,852	44,982	77,629
Consumer loans	549	1,226	1,357	3,132
Commercial business loans	2,779	18,217	43,191	64,187
Total gross loans receivable	94,457	202,752	346,057	643,266
Less:
Undisbursed loans in process	2,210	13,791	13,052	29,053
Deferred fees, net	33	74	149	256
Total loans receivable	$92,214	188,887	332,856	613,957

Loans maturing - after one year
Variable rate loans				$310,505
Fixed rate loans				211,238
				$521,743
51

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of June 30, 2014 and December 31 2013, we had no loans 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At June 30,	At December 31,
	2014	2013
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$6,537	7,641
Nonaccrual loans-other	2,856	3,438
Accruing loans 90 days or more delinquent	—	—
Real estate acquired through foreclosure, net	5,655	6,273
Total Non-Performing Assets	$15,048	17,352

Problem Assets not included in Non-Performing Assets-
Accruing renegotiated loans outstanding	$15,488	16,367

At June 30, 2014, nonperforming assets were $15.0 million, or 1.52% of total assets. Comparatively, nonperforming assets were $17.4 million, or 2.0% of total assets, at December 31, 2013. Nonperforming loans were 1.53% and 2.0% of loans outstanding at June 30, 2014 and December 31, 2013, respectively. Nonaccrual loans decreased $1.7 million to $9.4 million at June 30, 2014 from $11.1 million at December 31, 2013.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $15.5 million, or 2.5% of loans outstanding prior to the allowance for loan losses, at June 30, 2014, compared to $16.4 million, or 3.0% of loans outstanding prior to the allowance for loan losses, at December 31, 2013. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at June 30, 2014 and December 31, 2013 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

At June 30, 2014 and December 31, 2013, the allowance for loan losses was $8.7 million and $8.1 million, respectively, or 1.41% and 1.49% of outstanding loans, respectively. There was no provision recorded for the three or six months ended June 30, 2014. During the three and six months ended June 30, 2013, the Company recorded a negative provision of $700,000 primarily due to the removal of a specific reserve on an impaired loan relationship. The specific reserve was removed during the quarterly impairment analysis performed where it was determined that the net realizable value of the collateral was greater than the amortized cost of the loan; therefore, management determined the reserve previously placed against this loan relationship should be reversed through a negative provision.

The following table summarizes the activity related to our allowance for loan losses for the three and six months ended June 30, 2014 and June 30, 2013.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$8,401	9,638	8,091	9,520
Provision for loan losses	—	(700)	—	(700)
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(36)	(48)	(73)	(81)
Home equity	—	(28)	—	(28)
Commercial real estate	—	(110)	(28)	(110)
Construction and development	—	(248)	(170)	(310)
Consumer loans	—	(1)	(13)	(34)
Commercial business loans	—	(336)	—	(336)
Total loan charge-offs	(36)	(771)	(284)	(899)
Loan recoveries:
Loans secured by real estate:
One-to-four family	52	18	71	133
Home equity	—	—	—	—
Commercial real estate	—	21	—	73
Construction and development	2	72	329	79
Consumer loans	10	8	50	32
Commercial business loans	233	117	405	165
Total loan recoveries	297	236	855	482
Net loan (charge-offs) recoveries	261	(535)	571	(417)
Balance, end of period	$8,662	8,403	8,662	8,403

Allowance for loan losses as a percentage of loans receivable, net (end of period)	1.41%	1.64%	1.41%	1.64%
Net charge-offs (recoveries) to average loans receivable (annualized)	-0.16%	0.43%	-0.20%	0.17%
54

Mortgage Operations

Mortgage Activities and Servicing

Our wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations are provided in “Results of Operations”. Additional segment information is provided in Note 9 “Supplemental Segment Information” to the consolidated financial statements.

Loan Servicing

We retain the rights to service a portion of the loans we sell on the secondary market, as part of our mortgage banking activities, for which we receive service fee income. These rights are known as mortgage servicing rights, or MSRs, where the owner of the MSR acts on behalf of the mortgage loan owner and has the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions. These duties typically include, but are not limited to, performing loan administration, collection, and default activities, including the collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures and property dispositions. We subservice the duties and responsibilities obligated to the owner of the MSR to a third party provider for which we pay a fee.

At June 30, 2014, the Company was servicing $1.8 billion of loans for others, a decrease of $200 million from $2.0 billion at December 31, 2013. The decrease in loans serviced in the current year primarily relates to principal payments and a loan servicing sale where the Company sold $147.7 million in unpaid principal balance of mortgage servicing rights for a net gain of $775,000.

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

In the aggregate, the net servicing asset had a balance of $9.8 million and $10.9 million at June 30, 2014 and December 31, 2013, respectively. The economic estimated fair value of the mortgage servicing rights was $15.2 million and $17.7 million at June 30, 2014 and December 31, 2013, respectively. The amortization expense related to the mortgage servicing rights were $441,000 and $738,000 during the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the amortization expense recorded was $913,000 and $1.3 million, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three and six months ended June 30, 2014 and June 30, 2013.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
MSR beginning balance	$10,003	14,564	10,908	12,039
Amount capitalized	281	1,662	648	4,780
Amount sold	—	—	(800)	—
Amount amortized	(441)	(738)	(913)	(1,331)
MSR ending balance	$9,843	15,488	9,843	15,488

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

The following table demonstrates the activity for the mortgage repurchase reserve for the three and six months ended June 30, 2014 and June 30, 2013.

	For the Three Months		For the Six Months
	Ended June,		Ended June,
	2014	2013	2014	2013
	(In thousands)
Beginning Balance	$5,871	5,443	6,108	4,882
Losses paid	(95)	(210)	(354)	(341)
Recoveries	7	—	29	—
Provision for buyback	(250)	460	(250)	1,152
Ending balance	$5,533	5,693	5,533	5,693

For the three and six months ended June 30, 2014, the Company recorded a negative provision for mortgage repurchase reserve of $250,000. This compares to provision expense for mortgage repurchase reserve of $460,000 and $1.1 million for the three and six months ended June 30, 2013, respectively. The decline in the provision for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. Prior to 2012, there was no expiration date related to representations and warranties as long as the loan sold to the investor was outstanding. As a result, the Company received loan repurchase requests years after the loan was originated and sold to various third parties. In the latter part of 2012, the regulatory framework for certain GSEs changed where, under certain circumstances, the loan repurchase risk was limited for production beginning in January 2013. In addition, in May 2014, additional regulatory changes further limited loan repurchase risk. As a result, the Company performed an analysis of its reserve for mortgage loan repurchase losses and, based on management’s judgment and interpretation of such regulatory changes, reduced the reserve by $250,000. Management will continue to monitor how the GSEs implement the regulatory changes and trends. If such trends continue to be favorable, there is a possibility that additional reductions in this reserve could occur in future periods.

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At June 30, 2014 deposits totaled $779.5 million, an increase of $82.0 million, or 11.7%, from deposits of $697.6 million at December 31, 2013. The increase in deposits is primarily related to $24.5 million of deposits acquired related to the acquisition of the St. George branch during the first quarter of 2014 as well as an increase in the number of deposit accounts and seasonality of our customer balances during the summer months.

Our retail deposits represented $649.5 million, or 83.3% of total deposits at June 30, 2014, while our out-of-market, or brokered deposits and institutional deposits, represented $130.0 million, or 16.7% of our total deposits. Our retail deposits represented $595.7 million, or 85.4% of total deposits at December 31, 2013, while our out-of-market, or brokered deposits and institutional deposits, represented $101.9 million, or 14.6% of our total deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Six Months
	Ended June,
	2014		2013
		Average		Average
	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate
	(In thousands)

Interest-bearing demand accounts	$94,131	0.18%	44,137	0.22%
Money market accounts	215,722	0.25%	209,842	0.48%
Savings accounts	22,784	0.19%	12,299	0.38%
Certificates of deposit less than $100,000	207,069	0.92%	213,279	0.77%
Certificates of deposit of $100,000 or more	95,516	0.83%	93,402	0.70%
Total interest-bearing average deposits	635,222		572,959

Noninterest-bearing deposits	107,814		99,687
Total average deposits	$743,036		672,646

The maturity distribution of our time deposits of $100,000 or more is as follows:

At June 30,
2014
(In thousands)

Three months or less	$20,862
Over three through six months	18,270
Over six through twelve months	5,925
Over twelve months	58,980
Total certificates of deposits	$104,037
57

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

The Company utilizes borrowing facilities in order to maintain adequate liquidity including: the FHLB of Atlanta advance window, the Federal Reserve Bank (“FRB”), and federal funds purchased. The Company also uses wholesale deposit products, including brokered deposits as well as national certificate of deposit services. Additionally, the Company has certain investment securities classified as available-for-sale that are carried at market value with changes in market value, net of tax, recorded through stockholders’ equity.

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At June 30, 2014, the Company had FHLB advances of $87.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $52.0 million.

Lines of credit with the FRB are based on collateral pledged. At June 30, 2014, the Company had lines available with the FRB for $60.3 million. At June 30, 2014, the Company had no FRB advances outstanding.

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

Quantitative measures set up by regulation to guarantee capital adequacy require the Company and the Bank to sustain minimum amounts and ratios of Tier 1 capital and total risk-based capital to risk-weighted assets and Tier 1 capital to total average assets. The Company and the Bank are required to maintain minimum Tier 1 capital and total risk-based capital to risk-weighted assets, and Tier 1 capital to total average assets of 4%, 8%, and 4%, respectively. To be considered “well capitalized”, the Company and the Bank must maintain at least Tier 1 capital and total risk-based capital to risk-weighted assets, and Tier 1 capital to total average assets of 6%, 10%, and 5%, respectively. As of June 30, 2014, the Company and the Bank are considered “well capitalized” under regulatory capital adequacy guidelines.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at June 30, 2014 and December 31, 2013 are as follows:

			Required to be
			Categorized		Required to be
			Adequately		Categorized
	Actual		Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)

June 30, 2014
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$103,744	14.80%	28,045	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	113,231	16.15%	56,089	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	103,744	10.92%	37,995	4.00%	N/A	N/A
CresCom Bank
Tier 1 capital (to risk weighted assets)	102,168	14.61%	27,973	4.00%	41,960	6.00%
Total risk based capital (to risk weighted assets)	111,655	15.97%	55,946	8.00%	69,933	10.00%
Tier 1 capital (to total average assets)	102,168	10.78%	37,914	4.00%	47,392	5.00%

December 31, 2013
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$99,602	15.42%	25,834	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	108,650	16.82%	51,668	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	99,602	11.15%	35,732	4.00%	N/A	N/A
CresCom Bank
Tier 1 capital (to risk weighted assets)	98,301	15.26%	25,763	4.00%	38,645	6.00%
Total risk based capital (to risk weighted assets)	107,327	16.66%	51,526	8.00%	64,408	10.00%
Tier 1 capital (to total average assets)	98,301	11.01%	35,706	4.00%	44,632	5.00%

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

As of June 30, 2014, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Downward movements do not appear to be applicable due to the low interest rate environment experienced since 2013. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

		Annualized Hypothetical
Interest Rate Scenario		Percentage Change in
Change	PrimeRate	Net Interest Income
0.00%	3.25%	0.00%
1.00%	4.25%	2.10%
2.00%	5.25%	4.00%
3.00%	6.25%	4.80%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three or six months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A RISK FACTORS.

Not applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) (i)	Pursuant to its 2013 Equity Incentive Plan (the “Plan”), the Company issued to certain of its employees, including an employee of Crescent Mortgage Company, 18,723 shares of restricted common stock and granted options to purchase 2,740 shares of common stock, exercise price of $10.00 per share. 8,723 shares of restricted stock were issued as part of Crescent Mortgage Company’s 2013 bonus compensation plan and vested immediately on the grant date, January 9, 2014. 8,000 shares of the restricted stock are subject to incremental vesting over a four-year period (25% of the award to vest annually on the first four anniversaries of the grant date), and 2,000 shares of the restricted stock cliff vests on the fifth anniversary of the grant date. The options to purchase 2,740 shares of common stock vest incrementally over a two-year period (50% of the award to vest annually on the first two anniversaries of the grant date). The shares of restricted stock subject to vesting and the options to purchase common stock were granted on April 23, 2014.

(ii)	Pursuant to the Plan, on July 7, 2014, the Company granted 7,408 shares of common stock to certain of its employees. The grants included 2,908 shares under Crescent Mortgage Company’s 2013 bonus compensation plan that vested immediately on the grant date, 4,000 shares of restricted stock that are subject to incremental vesting over a four-year period (25% of the award to vest annually on the first four anniversaries of the grant date), and 500 shares of restricted stock that cliff vest on the fifth anniversary of the grant date.

The issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 701 promulgated thereunder and the consideration was services rendered.

(b)	The following stock repurchases were made during the period covered by this report in connection with the Company’s administration of the 2013 Equity Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	—	$—	—	—
May 1, 2014 - May 31, 2014	687	$20.48	—	—
June 1, 2014 – June 30, 2014	—	$—	—	—
	687		—	—

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Item 5. OTHER INFORMATION.

Not applicable

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA FINANCIAL CORPORATION
Registrant

Date: August 11th, 2014	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11th, 2014	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
63

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Carolina Financial Corporation filed on May 8, 2014.(1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on June 11, 2010.(2)

3.3	Amended and Restated Certificate of Incorporation filed on April 2, 1997.(2)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
(2)	Incorporated by reference from the Company’s Registration on Form 10 filed on February 26, 2014. [1]

1 When the articles are amended during a quarter, there is a requirement to file the complete articles, as amended. See Item 601(b)(3)(i) of Regulation S-K.

