Form 10-Q
period 2014-09-30
CAROLINA FINANCIAL CORP
filed 2014-11-07
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,096,536 shares of common stock, par value $0.01 per share, were issued and outstanding as of November 7, 2014.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS	(In thousands)
Cash and due from banks	$10,973	4,489
Interest-bearing cash	18,058	34,176
Cash and cash equivalents	29,031	38,665
Securities available-for-sale (cost of $217,585 at September 30, 2014 and $166,997 at December 31, 2013)	222,468	167,535
Securities held-to-maturity (fair value of $26,041 at September 30, 2014 and $23,547 at December 31, 2013)	24,166	24,554
Federal Home Loan Bank stock, at cost	6,755	4,103
Other investments	1,947	1,858
Derivative assets	1,269	1,412
Loans held for sale	35,487	36,897
Loans receivable, net of allowance for loan losses of $8,905 at September 30, 2014 and $8,091 at December 31, 2013	651,253	535,221
Premises and equipment, net	19,134	17,585
Accrued interest receivable	2,988	2,802
Real estate acquired through foreclosure, net	4,236	6,273
Deferred tax assets, net	5,742	7,419
Mortgage servicing rights	9,886	10,908
Cash value life insurance	21,379	20,910
Other assets	3,675	5,442
Total assets	$1,039,416	881,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$107,943	83,500
Interest-bearing deposits	676,009	614,081
Total deposits	783,952	697,581
Short-term borrowed funds	92,800	10,300
Long-term debt	56,815	74,540
Derivative liabilities	215	55
Drafts outstanding	2,080	2,703
Advances from borrowers for insurance and taxes	851	284
Accrued interest payable	299	311
Income taxes payable	434	749
Reserve for mortgage repurchase losses	5,273	6,109
Dividends payable to stockholders	202	—
Accrued expenses and other liabilities	4,690	6,725
Total liabilities	947,611	799,357
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 and 200,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; no shares issued or outstanding	—	—
Common stock, par value $.01; 10,000,000 and 6,800,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 8,096,536 and 8,030,408 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	81	80
Additional paid-in capital	23,083	22,353
Retained earnings	68,150	62,169
Accumulated other comprehensive income (loss), net of tax benefit	491	(2,375)
Total stockholders’ equity	91,805	82,227
Total liabilities and stockholders’ equity	$1,039,416	881,584

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Interest income
Loans	$7,975	6,894	21,965	20,978
Debt securities	1,465	1,230	4,512	3,538
Dividends from FHLB	34	26	103	86
Other interest income	22	46	71	104
Total interest income	9,496	8,196	26,651	24,706
Interest expense
Deposits	894	812	2,607	2,520
Short-term borrowed funds	30	43	46	237
Long-term debt	514	546	1,538	1,614
Total interest expense	1,438	1,401	4,191	4,371
Net interest income	8,058	6,795	22,460	20,335
Provision for loan losses	—	(180)	—	(880)
Net interest income after provision for loan losses	8,058	6,975	22,460	21,215
Noninterest income
Net gain on sale of loans held for sale	3,294	5,339	9,174	26,888
Deposit service charges	520	426	1,468	1,115
Net loss on extinguishment of debt	(38)	—	(69)	(19)
Net gain (loss) on sale of securities	213	(337)	693	(383)
Fair value adjustments on interest rate swaps	(56)	(64)	(574)	199
Net gain on sale of servicing assets	—	—	775	—
Net increase in cash value life insurance	178	186	551	187
Mortgage loan servicing income	1,262	1,967	3,793	5,295
Other	134	221	514	644
Total noninterest income	5,507	7,738	16,325	33,926
Noninterest expense
Salaries and employee benefits	5,865	5,372	16,724	18,080
Occupancy and equipment	1,239	850	3,274	2,511
Marketing and public relations	290	272	861	770
FDIC insurance	162	79	425	492
Provision for mortgage loan repurchase losses	(250)	766	(500)	1,918
Legal expense	248	258	609	698
Other real estate expense, net	75	82	382	493
Mortgage subservicing expense	360	551	1,049	1,486
Amortization of mortgage servicing rights	431	641	1,344	1,972
Settlement of employment agreements	—	51	—	1,953
Other	1,813	1,623	5,163	4,799
Total noninterest expense	10,233	10,545	29,331	35,172
Income before income taxes	3,332	4,168	9,454	19,969
Income tax expense	931	1,368	2,861	7,213
Net income	$2,401	2,800	6,593	12,756

Earnings per common share:
Basic	$0.31	0.37	0.85	1.67
Diluted	$0.30	0.36	0.83	1.61
Weighted average common shares outstanding:
Basic	7,787,236	7,668,168	7,779,579	7,661,575
Diluted	7,957,246	7,785,496	7,928,235	7,915,074

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Net income	$2,401	2,800	6,593	12,756

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	361	609	5,023	(3,828)
Tax effect	(130)	(219)	(1,808)	1,378

Reclassification adjustment for (gains) losses included in earnings	(213)	337	(693)	383
Tax effect	77	(121)	249	(138)

Accretion of unrealized losses on held-to-maturity securities previously recognized in other comprehensive income	49	49	148	148
Tax effect	(18)	(18)	(53)	(53)

Other comprehensive income (loss), net of tax	126	637	2,866	(2,110)

Comprehensive income	$2,527	3,437	9,459	10,646

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2012	7,675,968	$78	22,009	45,752	(325)	67,514
Stock awards	319,800	2	(2)	—	—	—
Stock-based compensation expense, net	—	—	198	—	—	198
Net income	—	—	—	12,756	—	12,756
Dividends declared to stockholders	—	—	—	(200)	—	(200)
Other comprehensive loss, net of tax	—	—	—	—	(2,110)	(2,110)
Balance, September 30, 2013	7,995,768	$80	22,205	58,308	(2,435)	78,158

Balance, December 31, 2013	8,030,408	$80	22,353	62,169	(2,375)	82,227
Stock awards	56,688	1	202	—	—	203
Stock options exercised	9,440	—	49	—	—	49
Excess tax benefit in connection with equity awards	—	—	126	—	—	126
Stock-based compensation expense, net	—	—	353	—	—	353
Net income	—	—	—	6,593	—	6,593
Dividends declared to stockholders	—	—	—	(612)	—	(612)
Other comprehensive income, net of tax	—	—	—	—	2,866	2,866
Balance, September 30, 2014	8,096,536	$81	23,083	68,150	491	91,805

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$6,593	12,756
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	—	(880)
Deferred tax expense	182	901
Amortization of unearned discount/premiums on investments, net	1,906	1,864
Amortization of deferred loan fees	(2,088)	(3,664)
Amortization of mortgage servicing rights	1,344	1,972
(Gain) loss on sale of available-for-sale securities, net	(693)	383
Gain on sale of loans held for sale, net	(9,174)	(26,888)
Originations of loans held for sale	(736,337)	(1,343,727)
Proceeds from sale of loans held for sale	746,650	1,478,681
Loss on extinquishment of debt	69	19
Provision for mortgage loan repurchase losses	(500)	1,918
Mortgage loan losses paid, net of recoveries	(336)	(896)
Fair value adjustments on interest rate swaps	574	(199)
Stock-based compensation	353	198
Decrease in cash surrender value of bank owned life insurance	81	81
Depreciation	859	679
Gain on disposals of premises and equipment	8	(24)
Gain on sale of real estate acquired through foreclosure	(129)	(301)
Write-down of real estate acquired through foreclosure	351	669
Gain on sale of servicing assets	(775)	—
Proceeds from the sale of servicing assets	1,575	—
Originations of mortgage servicing assets	(1,122)	(6,129)
Decrease (increase) in:
Accrued interest receivable	(186)	536
Prepaid FDIC insurance	—	2,035
Other assets	1,767	(907)
Increase (decrease) in:
Accrued interest payable	(12)	(1,235)
Income taxes payable	(329)	(3,733)
Dividends payable to stockholders	202	—
Accrued expenses and other liabilities	(2,035)	(603)
Cash flows provided by operating activities	8,798	113,506

Continued

	For the Nine Months
	Ended September 30,
	2014	2013
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(134,519)	(144,175)
Maturities, payments and calls	26,739	42,977
Proceeds from sales	56,164	58,680
Activity in held-to-maturity securities:
Maturities, payments and calls	416	296
Increase in other investments	(69)	(195)
(Increase) decrease in Federal Home Loan Bank stock	(2,652)	2,760
Increase in loans receivable, net	(115,271)	(14,809)
Purchase of premises and equipment	(2,416)	(1,195)
Proceeds from disposals of premises and equipment	—	54
Proceeds from sale of real estate acquired through foreclosure	3,142	2,933
Purchase of bank owned life insurance	(550)	(20,239)
Distribution of bank owned life insurance	—	223
Cash flows used in investing activities	(169,016)	(72,690)

Cash flows from financing activities:
Net increase in deposit accounts	86,371	59,386
Net increase (decrease) in Federal Home Loan Bank advances	64,931	(59,451)
Net decrease in other short-term borrowed funds	—	(150)
Principal repayment of subordinated debt	(225)	(225)
Net decrease in drafts outstanding	(623)	(934)
Net increase in advances from borrowers for insurance and taxes	567	74
Cash dividends paid on common stock	(612)	(200)
Net increase in excess tax benefit in connection with equity awards	126	—
Proceeds from exercise of stock options	49	—
Cash flows provided by (used in) financing activities	150,584	(1,500)
Net (decrease) increase in cash and cash equivalents	(9,634)	39,316
Cash and cash equivalents, beginning of period	38,665	17,839
Cash and cash equivalents, end of period	$29,031	57,155

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$4,203	5,606
Income taxes paid, net of (refunds)	3,061	10,116

Noncash investing and financing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$1,327	3,209

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Carolina Financial Corporation (“Carolina Financial” or the “Company”), incorporated under the laws of the State of Delaware, is a bank holding company with two wholly-owned subsidiaries, CresCom Bank (the “Bank”) and Carolina Services Corporation of Charleston (“Carolina Services”). Crescent Mortgage Company operates as a wholly-owned subsidiary of CresCom Bank. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Carolina Services. In consolidation, all material intercompany accounts and transactions have been eliminated. The results of operations of the businesses acquired in transactions accounted for as purchases are included only from the dates of acquisition. All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with the Company.

At September 30, 2014 and December 31, 2013, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15,000,000. The principal assets of the Trusts are $15,465,000 of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

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

In management’s opinion, the accompanying unaudited consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2014 and December 31, 2013, and the results of its operations and cash flows for the three-months and nine-months ended September 30, 2014 and 2013. Operating results for the three-months and nine-months periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

Management’s Estimates

The financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

On October 15, 2014, the Board of Directors of the Company declared an additional two-for-one stock split to stockholders of record as of October 31, 2014, payable on November 14, 2014.

As such, all share, earnings per share, and per share data have been retroactively adjusted to reflect the stock splits for all periods presented in accordance with GAAP. Authorized shares, which have not been reflected for the stock split, were approved by shareholders to increase to 10,000,000 shares during the second quarter of 2014.

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

On August 6, 2014, the Bank entered into a definitive agreement with First Community Bank, Bluefield, Virginia to acquire 13 branches with total deposits of approximately $230 million and approximately $59 million in loans. Three of the offices are in South Carolina and operate under the name “People’s Community Bank” and 10 are in southeastern North Carolina. The deposit premium will be approximately 3.11% of deposits acquired. The transaction, which is subject to customary conditions, is expected to close in the fourth quarter of 2014. All required regulatory approvals have been received.

On October 15, 2014, the Board of Directors of the Company declared an additional two-for-one stock split to stockholders of record as of October 31, 2014, payable on November 14, 2014. As such, all share, earnings per share, and per share data have been retroactively adjusted to reflect the stock splits for all periods presented in accordance with GAAP.

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

In January 2014, the FASB amended the Receivables topic of the ASC to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments securities available-for-sale and held-to-maturity at September 30, 2014 and December 31, 2013 follows:

	September 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$31,893	1,372	(32)	33,233	39,790	99	(1,390)	38,499
US government agencies	11,516	—	(207)	11,309	5,199	—	(24)	5,175
Collateralized loan obligations	9,708	—	(12)	9,696	—	—	—	—
Mortgage-backed securities:
Agency	116,863	2,917	(24)	119,756	68,813	1,433	(317)	69,929
Non-agency	47,605	1,019	(150)	48,474	53,195	826	(89)	53,932
Total mortgage-backed securities	164,468	3,936	(174)	168,230	122,008	2,259	(406)	123,861
Total	$217,585	5,308	(425)	222,468	166,997	2,358	(1,820)	167,535

Securities held-to-maturity:
Municipal securities	$15,348	765	(28)	16,085	15,488	30	(341)	15,177
Asset-backed securities	8,818	3,147	(2,009)	9,956	9,066	2,107	(2,803)	8,370
Total	$24,166	3,912	(2,037)	26,041	24,554	2,137	(3,144)	23,547

The asset-backed securities portfolio is collateralized with trust preferred securities issued by other financial institutions in pooled issuances.

The following table presents unrealized losses related to the trust preferred securities that were recognized within other comprehensive income at the time of transfer to held-to-maturity as well as the unrealized gains and losses that are not presented in other comprehensive income for September 30, 2014 and December 31, 2013.

	At September 30, 2014
				Recognized in OCI			Not Recognized in OCI
				Gross Unrealized			Gross Unrealized
	Purchased Face Value	Cumulative OTTI	Carrying Value	Gains	Losses	Amortized Cost	Gains	Losses	Estimated Fair Value	Collateral- ization Percentage
Held-to-Maturity:	(In thousands)
Trust Preferred Securities
Total A-Class	$2,436	—	2,436	—	(565)	1,871	388	—	2,259	166%-378%
Total B-Class	11,783	(2,635)	9,149	—	(2,486)	6,663	1,874	(2,009)	6,528	95%-104%
Total C-Class	2,718	(1,340)	1,377	—	(1,093)	284	885	—	1,169	87%-87%
	$16,937	(3,975)	12,962	—	(4,144)	8,818	3,147	(2,009)	9,956

	At December 31, 2013
				Recognized in OCI			Not Recognized in OCI
				Gross Unrealized			Gross Unrealized
	Purchased Face Value	Cumulative OTTI	Carrying Value	Gains	Losses	Amortized Cost	Gains	Losses	Estimated Fair Value	Collateral- ization Percentage
Held-to-Maturity:	(In thousands)
Trust Preferred Securities
Total A-Class	$2,841	—	2,841	—	(586)	2,255	354	(99)	2,510	164% - 324%
Total B-Class	11,804	(2,635)	9,169	—	(2,569)	6,600	1,190	(2,704)	5,086	94% - 98%
Total C-Class	2,688	(1,340)	1,348	—	(1,137)	211	563	—	774	83% - 83%
	$17,333	(3,975)	13,358	—	(4,292)	9,066	2,107	(2,803)	8,370

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

As of September 30, 2014, $900,000 of the pooled trust preferred securities were investment grade, $970,000 were split-rated, and $6.9 million were below investment grade. As of December 31, 2013, $1.3 million of the pooled trust preferred securities were investment grade, $1.0 million were split-rated, and $6.8 million were below investment grade. In terms of risk-based capital calculation, the Company allocates additional risk-based capital to the below investment grade securities.

As of September 30, 2014, senior tranches represent $1.9 million of the Company’s pooled securities, while mezzanine tranches represented $6.9 million. All of the $6.9 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance. As of December 31, 2013, senior tranches represent $2.3 million of the Company’s pooled securities, while mezzanine tranches represented $6.8 million. All of the $6.8 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2014 follows:

	At September 30, 2014
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$—	—
One to five years	—	—
Five to ten years	22,372	22,217
After ten years	195,213	200,251
Total	$217,585	222,468

Securities held-to-maturity:
Less than one year	$—	—
One to five years	970	1,018
Five to ten years	4,454	4,457
After ten years	18,742	20,566
Total	$24,166	26,041

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds	$27,604	7,580	56,164	58,680

Realized gains	340	16	860	392
Realized losses	(127)	(353)	(167)	(775)
Total investment securities gains, net	$213	(337)	693	(383)

At September 30, 2014, the Company had pledged $75.3 million of securities for Federal Home Loan Bank (“FHLB”) advances.

The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 are as follows:

	At September 30, 2014
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$—	—	—	3,455	3,423	(32)	3,455	3,423	(32)
US government agencies	9,516	9,309	(207)	—	—	—	9,516	9,309	(207)
Collateralized loan obligations	4,708	4,696	(12)	—	—	—	4,708	4,696	(12)
Mortgage-backed securities:
Agency	1,458	1,434	(24)	—	—	—	1,458	1,434	(24)
Non-agency	2,690	2,649	(41)	6,443	6,334	(109)	9,133	8,983	(150)
Total mortgage-backed securities	4,148	4,083	(65)	6,443	6,334	(109)	10,591	10,417	(174)
Total	$18,372	18,088	(284)	9,898	9,757	(141)	28,270	27,845	(425)

Held-to-maturity:
Municipal securities	$—	—	—	3,326	3,298	(28)	3,326	3,298	(28)
Asset-backed securities	—	—	—	6,419	4,410	(2,009)	6,419	4,410	(2,009)
Total	$—	—	—	9,745	7,708	(2,037)	9,745	7,708	(2,037)

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

At September 30, 2014 and December 31, 2013, the Company had 18 and 58, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities and mortgage-backed securities (agency and non-agency) summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows, and determined that no OTTI expense was necessary for the three or nine months ended September 30, 2014.

At September 30, 2014 and December 31, 2013, the Company had four trust preferred securities within the held-to-maturity portfolio that were in an unrealized loss position. The asset-backed securities portfolio is collateralized with trust preferred securities issued by other financial institutions in pooled issuances.

To determine the fair value, cash flow models for trust preferred securities are provided by a third-party pricing service. Impairment testing is performed on a quarterly basis using a detailed cash flow analysis for each security. The major assumptions used during the impairment test are described in the subsequent paragraph.

In 2009, the Company adopted a four year “burst” scenario for its modeled default rates (2010 - 2013) that replicated the default rates for the banking industry from the four peak years of the savings and loan crisis, which then reduced to 0.25% annually. The elevated default rate ended in 2013, and the constant default rate used by the Company is now 0.25% annually. All issuers that were currently in deferral were presumed to be in default. Additionally, all defaults are assumed to have a 15% recovery after two years and 1% of the pool is presumed to prepay annually. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current three-month LIBOR forward interest rate curve. Based on the cash flow analysis performed at period end, management believes that there are no additional securities other-than-temporarily impaired at September 30, 2014.

There was no OTTI recognized for the three or nine months ended September 30, 2014 or 2013.

The following table presents the cumulative credit related OTTI related to securities held-to-maturity taken as well as the activity at September 30, 2014 and December 31, 2013 for the trust preferred securities.

	At September 30,	At December 31,
	2014	2013
	(In thousands)

Balance at beginning of year	$3,975	3,975
Additions for credit losses on securities for which OTTI was not previously recognized	—	—
Additions for additional credit losses on securities for which OTTI was previously recognized	—	—
Balance at end of year	$3,975	3,975

Management believes that there are no additional securities other-than-temporarily impaired at September 30, 2014. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

NOTE 3 – DERIVATIVES

The derivative positions of the Company at September 30, 2014 and December 31, 2013 are as follows:

	At September 30,		At December 31,
	2014		2013
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Mortgage loan interest rate lock commitments	$1,021	151,689	—	—
Mortgage loan forward sales commitments	248	18,612	106	20,516
Mortgage-backed securities forward sales commitments	—	—	878	88,000
Interest rate swaps	—	—	428	20,000
	$1,269	170,301	1,412	128,516
Derivative liabilities:
Mortgage-backed securities forward sales commitments	$195	133,000	—	—
Mortgage loan interest rate lock commitments	—	—	55	103,614
Interest rate swaps	20	15,000	—	—
	$215	148,000	55	103,614

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

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2014 and December 31, 2013 are summarized by category as follows:

	At September 30,		At December 31,
	2014		2013
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$226,504	32.35%	184,210	32.60%
Home equity	23,179	3.31%	23,661	4.19%
Commercial real estate	282,897	40.40%	253,035	44.79%
Construction and development	89,652	12.80%	67,056	11.87%
Consumer loans	2,782	0.40%	3,060	0.54%
Commercial business loans	75,224	10.74%	33,938	6.01%
Total gross loans receivable	700,238	100.00%	564,960	100.00%
Less:
Undisbursed loans in process	39,858		21,550
Allowance for loan losses	8,905		8,091
Deferred fees, net	222		98
Total loans receivable, net	$651,253		535,221

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At September 30,		At December 31,
	2014		2013
	(Dollars in thousands)

Variable rate loans	$272,616	41.28%	219,589	40.41%
Fixed rate loans	387,764	58.72%	323,821	59.59%
Total loans outstanding	$660,380	100.00%	543,410	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended September 30, 2014
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at July 1, 2014	$2,504	207	3,173	1,225	28	947	578	8,662
Provision for loan losses	82	10	(399)	(49)	(11)	282	85	—
Charge-offs	—	—	—	(2)	(1)	(59)	—	(62)
Recoveries	18	—	101	124	11	51	—	305
Balance at September 30, 2014	$2,604	217	2,875	1,298	27	1,221	663	8,905

	For the Three Months Ended September 30, 2013
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at July 1, 2013	$2,274	250	2,898	1,305	76	641	959	8,403
Provision for loan losses	273	(23)	127	193	(30)	(450)	(270)	(180)
Charge-offs	—	—	(100)	(227)	(1)	(74)	—	(402)
Recoveries	237	1	52	29	10	177	—	506
Balance at September 30, 2013	$2,784	228	2,977	1,300	55	294	689	8,327

Allowance for loan losses:	For the Nine Months Ended September 30, 2014
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2014	$2,472	231	2,855	1,418	42	339	734	8,091
Provision for loan losses	116	(14)	(53)	(401)	(62)	485	(71)	—
Charge-offs	(73)	—	(28)	(172)	(14)	(59)	—	(346)
Recoveries	89	—	101	453	61	456	—	1,160
Balance at September 30, 2014	$2,604	217	2,875	1,298	27	1,221	663	8,905

	For the Nine Months Ended September 30, 2013
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2013	$3,193	276	3,315	1,792	82	862	—	9,520
Provision for loan losses	(698)	(21)	(253)	(63)	(34)	(500)	689	(880)
Charge-offs	(81)	(28)	(210)	(537)	(35)	(410)	—	(1,301)
Recoveries	370	1	125	108	42	342	—	988
Balance at September 30, 2013	$2,784	228	2,977	1,300	55	294	689	8,327

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At September 30, 2014:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$218	—	30	90	2	1	—	341
Collectively evaluated for impairment	2,386	217	2,845	1,208	25	1,220	663	8,564
	$2,604	217	2,875	1,298	27	1,221	663	8,905

Loans receivable ending balances:
Individually evaluated for impairment	$6,134	—	10,429	574	26	2,784	—	19,947
Collectively evaluated for impairment	219,620	22,498	261,819	69,377	2,735	64,384	—	640,433
Total loans receivable	$225,754	22,498	272,248	69,951	2,761	67,168	—	660,380

At December 31, 2013:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$103	—	55	165	20	6	—	349
Collectively evaluated for impairment	2,369	231	2,800	1,253	22	333	734	7,742
	$2,472	231	2,855	1,418	42	339	734	8,091

Loans receivable ending balances:
Individually evaluated for impairment	$6,220	125	17,008	1,493	40	2,560	—	27,446
Collectively evaluated for impairment	177,516	23,217	230,859	58,611	2,775	22,986	—	515,964
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	—	543,410

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of September 30, 2014 and December 31, 2013. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At September 30, 2014			At December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$5,159	7,071	—	5,713	7,682	—
Home equity	—	347	—	125	472	—
Commercial real estate	10,168	10,713	—	16,695	17,240	—
Construction and development	307	2,118	—	1,227	3,887	—
Consumer loans	24	550	—	20	404	—
Commercial business loans	2,783	4,418	—	2,554	3,599	—
	18,441	25,217	—	26,334	33,284	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	975	975	218	507	607	103
Home equity	—	—	—	—	—	—
Commercial real estate	261	261	30	313	313	55
Construction and development	267	267	90	266	266	165
Consumer loans	2	2	2	20	20	20
Commercial business loans	1	1	1	6	6	6
	1,506	1,506	341	1,112	1,212	349

Total:
Loans secured by real estate:
One-to-four family	6,134	8,046	218	6,220	8,289	103
Home equity	—	347	—	125	472	—
Commercial real estate	10,429	10,974	30	17,008	17,553	55
Construction and development	574	2,385	90	1,493	4,153	165
Consumer loans	26	552	2	40	424	20
Commercial business loans	2,784	4,419	1	2,560	3,605	6
	$19,947	26,723	341	27,446	34,496	349

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$5,051	39	5,883	60	5,413	84	6,270	160
Home equity	—	—	125	10	—	—	195	10
Commercial real estate	11,093	166	19,091	146	14,647	433	19,404	403
Construction and development	307	6	1,298	14	388	9	2,173	9
Consumer loans	23	—	21	1	22	1	24	1
Commercial business loans	2,358	55	2,604	40	2,367	107	3,121	96
	18,832	266	29,022	271	22,837	634	31,187	679

With an allowance recorded:
Loans secured by real estate:
One-to-four family	908	4	97	—	505	6	80	—
Home equity	—	—	—	—	—	—	—	—
Commercial real estate	263	5	42	—	267	14	43	—
Construction and development	267	—	—	—	156	1	—	—
Consumer loans	3	—	25	—	5	—	27	—
Commercial business loans	2	—	8	—	4	—	10	—
	1,443	9	172	—	937	21	160	—

Total:
Loans secured by real estate:
One-to-four family	5,959	43	5,980	60	5,918	90	6,350	160
Home equity	—	—	125	10	—	—	195	10
Commercial real estate	11,356	171	19,133	146	14,914	447	19,447	403
Construction and development	574	6	1,298	14	544	10	2,173	9
Consumer loans	26	—	46	1	27	1	51	1
Commercial business loans	2,360	55	2,612	40	2,371	107	3,131	96
	$20,275	275	29,194	271	23,774	655	31,347	679

The Company was not committed to advance additional funds in connection with impaired loans as of September 30, 2014 and was committed to advance up to $230,000 in additional funds as of December 31, 2013.

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of September 30, 2014 and December 31, 2013.

	At September 30, 2014
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$146	—	261	—	5	—	412
60-89 days past due	426	—	—	—	5	—	431
90 days or more past due	3,984	—	2,358	564	—	168	7,074
Total past due	4,556	—	2,619	564	10	168	7,917
Current	221,198	22,498	269,629	69,387	2,751	67,000	652,463
Total loans receivable	$225,754	22,498	272,248	69,951	2,761	67,168	660,380

	At December 31, 2013
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$231	—	273	53	—	—	557
60-89 days past due	1,034	—	—	—	—	—	1,034
90 days or more past due	3,440	125	5,074	1,477	7	431	10,554
Total past due	4,705	125	5,347	1,530	7	431	12,145
Current	179,031	23,217	242,520	58,574	2,808	25,115	531,265
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	543,410

Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest payments received while the loan is on nonaccrual are applied to the principal balance. No interest income was recognized on impaired loans subsequent to the nonaccrual status designation. A loan is returned to accrual status when the borrower makes consistent payments according to contractual terms and future payments are reasonably assured. There were no loans past due 90 days or more and still accruing at September 30, 2014 or December 31, 2013.

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at September 30, 2014 and December 31, 2013.

	At September 30,	At December 31,
	2014	2013
Loans secured by real estate:	(In thousands)
One-to-four family	$4,136	3,902
Home equity	—	125
Commercial real estate	2,358	5,114
Construction and development	564	1,481
Consumer loans	7	20
Commercial business loans	169	437
	$7,234	11,079

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of September 30, 2014 and December 31, 2013.

	At September 30, 2014
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$220,583	22,498	258,204	69,113	2,753	66,204	639,355
Special Mention	1,035	—	11,425	274	—	206	12,940
Substandard	4,136	—	2,619	564	8	758	8,085
Total loans receivable	$225,754	22,498	272,248	69,951	2,761	67,168	660,380

Performing	$221,618	22,498	269,890	69,387	2,754	66,999	653,146
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	4,136	—	2,358	564	7	169	7,234
Total nonperforming	4,136	—	2,358	564	7	169	7,234
Total loans receivable	$225,754	22,498	272,248	69,951	2,761	67,168	660,380

	At December 31, 2013
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$177,878	23,217	231,269	58,563	2,795	24,823	518,545
Special Mention	1,679	—	10,633	295	—	286	12,893
Substandard	4,179	125	5,965	1,246	20	437	11,972
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	543,410

Performing	$179,834	23,217	242,753	58,623	2,795	25,109	532,331
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	3,902	125	5,114	1,481	20	437	11,079
Total nonperforming	3,902	125	5,114	1,481	20	437	11,079
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	543,410

Troubled Debt Restructurings

At September 30, 2014, there were $17.0 million in loans designated as troubled debt restructurings of which $12.3 million were accruing. At December 31, 2013, there were $23.7 million in loans designated as troubled debt restructurings of which $16.4 million were accruing.

During the three and nine months ended September 30, 2014, one commercial and industrial loan was designated as a troubled debt restructuring due to a modification to extend terms on the note. The pre-modification and post-modification balance was $589,000 for the one commercial and industrial loan identified as a troubled debt restructuring.

There were no loans designated as a troubled debt restructuring during the three or nine months ended September 31, 2013.

No loans previously restructured in the twelve months prior to September 30, 2014 and 2013 went into default during the period ended September 30, 2014 and 2013.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

NOTE 5 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in other real estate owned for the periods ended September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$6,273	6,284
Additions	1,327	4,140
Sales	(3,013)	(3,302)
Write downs	(351)	(849)
Balance at end of period	$4,236	6,273

A summary of the composition of real estate acquired through foreclosure follows:

	At September 30,	At December 31,
	2014	2013
	(In thousands)
Real estate loans:
One-to-four family	$161	959
Commercial real estate	998	1,781
Construction and development	3,077	3,533
	$4,236	6,273

NOTE 6 - DEPOSITS

Deposits outstanding by type of account at September 30, 2014 and December 31, 2013 are summarized as follows:

	At September 30,	At December 31,
	2014	2013
	(In thousands)
Noninterest-bearing demand accounts	$107,943	83,500
Interest-bearing demand accounts	142,574	92,067
Savings accounts	25,528	17,816
Money market accounts	207,019	220,915
Certificates of deposit:
Less than $100,000	203,426	195,239
$100,000 or more	97,462	88,044
Total certificates of deposit	300,888	283,283
Total deposits	$783,952	697,581

The aggregate amount of brokered certificates of deposit was $82.9 million and $61.8 million at September 30, 2014 and December 31, 2013, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $100,000. The aggregate amount of institutional certificates of deposit was $45.1 million and $40.0 million at September 30, 2014 and December 31, 2013, respectively.

The following table summarizes the interest expense recorded on certificate of deposits greater than $100,000 for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Certificates of deposit:
$100,000 or more	$237	164	632	492

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

Securities available-for-sale and securities held-to-maturity – Fair values for investment securities available-for-sale and securities held-to-maturity are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

Derivative asset and liabilities – The primary use of derivative instruments is related to the mortgage banking activities of the Company. The Company’s wholesale mortgage banking subsidiary enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, the Company records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, the Company assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary’s historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate fall out ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the “pull-through” percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.

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

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2014 and December 31, 2013 are as follows:

	At September 30, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$10,973	10,973	10,973	—	—
Interest-bearing cash	18,058	18,058	18,058	—	—
Securities available-for-sale	222,468	222,468	—	222,468	—
Securities held-to-maturity	24,166	26,041	—	16,085	9,956
Federal Home Loan Bank stock	6,755	6,755	—	—	6,755
Other investments	1,947	1,947	—	—	1,947
Derivative assets	1,269	1,269	—	1,269	—
Loans held for sale	35,487	35,762	—	35,762	—
Loans receivable, net	651,253	664,027	—	644,421	19,606
Mortgage servicing rights	9,886	15,353	—	15,353	—
Cash value life insurance	21,379	21,379	—	21,379	—

Financial liabilities:
Deposits	783,952	782,479	—	782,479	—
Short-term borrowed funds	92,800	92,797	—	92,797	—
Long-term debt	56,815	53,431	—	53,431	—
Derivative liabilities	215	215	20	195	—

	At December 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$4,489	4,489	4,489	—	—
Interest-bearing cash	34,176	34,176	34,176	—	—
Securities available-for-sale	167,535	167,535	—	167,535	—
Securities held-to-maturity	24,554	23,547	—	15,177	8,370
Federal Home Loan Bank stock	4,103	4,103	—	—	4,103
Other investments	1,858	1,858	—	—	1,858
Derivative assets	1,412	1,412	428	984	—
Loans held for sale	36,897	37,041	—	37,041	—
Loans receivable, net	535,221	524,142	—	497,045	27,097
Mortgage servicing rights	10,908	17,718	—	17,718	—
Cash value life insurance	20,910	20,910	—	20,910	—

Financial liabilities:
Deposits	697,581	696,674	—	696,674	—
Short-term borrowed funds	10,300	10,300	—	10,300	—
Long-term debt	74,540	71,462	—	71,462	—
Derivative liabilities	55	55	—	55	—

	At September 30, 2014		At December 31, 2013
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(In thousands)
Commitments to extend credit	$57,690	—	38,595	—
Standby letters of credit	1,862	—	526	—

Derivative assets:
Mortgage loan interest rate lock commitments	151,689	1,021	—	—
Mortgage loan forward sales commitments	18,612	248	20,516	106
Mortgage-backed securities forward sales commitments	—	—	88,000	878
Interest rate swaps	—	—	20,000	428

Derivative liabilities:
Mortgage-backed securities forward sales commitments	133,000	195	—	—
Mortgage loan interest rate lock commitments	—	—	103,614	55
Interest rate swaps	15,000	20	—	—

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

Investment Securities Available-for-Sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At September 30, 2014 and December 31, 2013, the Company’s investment securities available-for-sale are recurring Level 2.

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

Brokered Deposits

Fair value accounting was elected for a brokered deposit entered into during 2013 as part of the Company’s interest rate risk management. Fair value of the brokered deposit is derived from quoted market prices. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Brokered Deposits are considered a Level 2 measurement.

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2014 and December 31, 2013:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2014
Available-for-sale investment securities:
Municipal securities	$—	33,233	—
US government agencies	—	11,309	—
Collateralized loan obligations	—	9,696	—
Mortgage-backed securities:
Agency	—	119,756	—
Non-agency	—	48,474	—
Loans held for sale	—	35,762	—
Derivative assets:
Mortgage loan interest rate lock commitments	—	1,021	—
Mortgage loan forward sales commitments	—	248	—
Brokered deposits	—	5,046	—
Derivative liabilities:
Mortgage-backed securities forward sales commitments	—	195
Interest rate swaps	20	—	—
Total	$20	264,740	—

December 31, 2013
Available-for-sale investment securities:
Municipal securities	$—	38,499	—
US government agencies	—	5,175	—
Mortgage-backed securities:
Agency	—	69,929	—
Non-agency	—	53,932	—
Loans held for sale	—	37,041	—
Derivative assets:
Mortgage loan forward sales commitments	—	106	—
Mortgage-backed securities forward sales commitments	—	878	—
Interest rate swaps	428	—	—
Brokered deposits	—	4,948	—
Derivative liabilities:
Mortgage loan interest rate lock commitments	—	55	—
Total	$428	210,563	—

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2014 and December 31, 2013:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2014
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	5,916
Commercial real estate	—	—	10,399
Construction and development	—	—	484
Consumer loans	—	—	24
Commercial business loans	—	—	2,783
Real estate owned:
One-to-four family	—	—	161
Commercial real estate	—	—	998
Construction and development	—	—	3,077
Total	$—	—	23,842

December 31, 2013
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	6,117
Home equity	—	—	125
Commercial real estate	—	—	16,953
Construction and development	—	—	1,328
Consumer loans	—	—	20
Commercial business loans	—	—	2,554
Real estate owned:
One-to-four family	—	—	959
Commercial real estate	—	—	1,781
Construction and development	—	—	3,533
Total	$—	—	33,370

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2014 and December 31, 2013
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

On October 15, 2014, the Board of Directors of the Company declared an additional two-for-one stock split to stockholders of record as of October 31, 2014, payable on November 14, 2014.

All share, earnings per share, and per share data have been retroactively adjusted to reflect the stock splits for all periods presented in accordance with GAAP.

The following is a summary of the reconciliation of weighted average shares outstanding for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	7,787,236	7,787,236	7,668,168	7,668,168
Effect of dilutive securities	—	170,010	—	117,328
Weighted average shares outstanding	7,787,236	7,957,246	7,668,168	7,785,496

	For the Nine Months Ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	7,779,579	7,779,579	7,661,575	7,661,575
Effect of dilutive securities	—	148,656	—	253,499
Weighted average shares outstanding	7,779,579	7,928,235	7,661,575	7,915,074

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

The following tables present selected financial information for the Company’s reportable business segments for the three months and nine months ended September 30, 2014 and 2013:

	Community	Mortgage
For the Three Months Ended September 30, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$9,034	436	4	22	9,496
Interest expense	1,303	12	136	(13)	1,438
Net interest income (expense)	7,731	424	(132)	35	8,058
Provision for loan losses	(31)	31	—	—	—
Noninterest income from external customers	1,139	4,351	17	—	5,507
Intersegment noninterest income	—	31	1,510	(1,541)	—
Noninterest expense	4,792	3,783	1,658	—	10,233
Intersegment noninterest expense	1,269	240	—	(1,509)	—
Income (loss) before income taxes	2,840	752	(263)	3	3,332
Income tax expense (benefit)	850	177	(97)	1	931
Net income (loss)	$1,990	575	(166)	2	2,401

	Community	Mortgage
For the Three Months Ended September 30, 2013	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$7,670	495	4	27	8,196
Interest expense	1,227	4	172	(2)	1,401
Net interest income (expense)	6,443	491	(168)	29	6,795
Provision for loan losses	(200)	20	—	—	(180)
Noninterest income from external customers	537	7,175	26	—	7,738
Intersegment noninterest income	9	96	1,453	(1,558)	—
Noninterest expense	3,671	5,383	1,491	—	10,545
Intersegment noninterest expense	1,214	249	—	(1,463)	—
Income (loss) before income taxes	2,304	2,110	(180)	(66)	4,168
Income tax expense (benefit)	655	802	(67)	(22)	1,368
Net income (loss)	$1,649	1,308	(113)	(44)	2,800

	Community	Mortgage
For the Nine Months Ended September 30, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$25,555	995	12	89	26,651
Interest expense	3,786	12	405	(12)	4,191
Net interest income (expense)	21,769	983	(393)	101	22,460
Provision for loan losses	(41)	41	—	—	—
Noninterest income from external customers	3,012	13,277	36	—	16,325
Intersegment noninterest income	—	126	4,529	(4,655)	—
Noninterest expense	13,173	11,183	4,975	—	29,331
Intersegment noninterest expense	3,809	720	—	(4,529)	—
Income (loss) before income taxes	7,840	2,442	(803)	(25)	9,454
Income tax expense (benefit)	2,351	816	(296)	(10)	2,861
Net income (loss)	$5,489	1,626	(507)	(15)	6,593

	Community	Mortgage
For the Nine Months Ended September 30, 2013	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$23,360	1,271	13	62	24,706
Interest expense	3,754	84	539	(6)	4,371
Net interest income (expense)	19,606	1,187	(526)	68	20,335
Provision for loan losses	(900)	20	—	—	(880)
Noninterest income from external customers	2,150	31,707	69	—	33,926
Intersegment noninterest income	76	373	4,359	(4,808)	—
Noninterest expense	13,098	17,837	4,237	—	35,172
Intersegment noninterest expense	3,640	796	—	(4,436)	—
Income (loss) before income taxes	5,994	14,614	(335)	(304)	19,969
Income tax expense (benefit)	1,985	5,464	(132)	(104)	7,213
Net income (loss)	$4,009	9,150	(203)	(200)	12,756

The following tables present selected financial information for the Company’s reportable business segments for September 30, 2014 and December 31, 2013:

	Community	Mortgage
At September 30, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,032,222	61,437	108,512	(162,755)	1,039,416
Loans receivable, net	644,124	8,923	—	(1,794)	651,253
Loans held for sale	248	35,239	—	—	35,487
Deposits	786,120	—	—	(2,168)	783,952
Borrowed funds	134,151	1,000	15,465	(1,001)	149,615

	Community	Mortgage
At December 31, 2013	Banking	Banking	Other	Eliminations	Total
	(In thousands)

Assets	$873,104	61,846	101,497	(154,863)	881,584
Loans receivable, net	532,616	3,374	—	(769)	535,221
Loans held for sale	753	36,144	—	—	36,897
Deposits	701,110	—	—	(3,529)	697,581
Borrowed funds	69,376	—	15,465	(1)	84,840

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 and assesses our financial condition as of September 30, 2014 as compared to December 31, 2013. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2013 included in our Form 10 for that period. Results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.

Cautionary Warning Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, the following:

•	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;
•	changes in economic conditions, either nationally or regionally and especially in our primary service areas, resulting in, among other things, a deterioration in credit quality;
•	an increase in interest rates, resulting in a decline in our mortgage production and a decrease in the profitability of our mortgage banking operations;
•	credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the Carolinas and national real estate markets;
•	the rate of delinquencies and amount of loans charged-off;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	the rate of loan growth in recent or future years;

•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	significant increases in competitive pressure in the banking and financial services industries;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder, changes in federal or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking and financial service industries;
•	inflation;
•	increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding;
•	our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations;
•	changes in deposit flows;
•	changes in technology;
•	changes in monetary and tax policies;
•	changes in accounting policies, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
•	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;
•	the general decline in the real estate and lending markets;
•	our anticipated capital expenditures and our estimates regarding our capital requirements and our ability to successfully integrate acquired businesses;
•	our liquidity and working capital requirements;
•	competitive pressures among depository and other financial institutions;
•	the growth rates of the markets in which we compete;
•	our anticipated strategies for growth and sources of new operating revenues;
•	our current and future products, services, applications and functionality and plans to promote them;
•	our ability to retain and hire necessary employees and to staff our operations appropriately;
•	management compensation and the methodology for its determination;
•	our ability to compete in our industry and innovation by our competitors;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;
•	increased cybersecurity risk, including potential business disruptions or financial losses; and
•	estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed, implied or projected by us in such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of the Form 10. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q and our other reported filed pursuant to the Securities Exchange Act of 1934. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

Overview

Carolina Financial Corporation is a Delaware corporation and bank holding company that was incorporated in 1996 and began operations in 1997. It operates principally through CresCom Bank, a South Carolina state-chartered bank. Unless the context indicates otherwise, all references in this report to the “Company”, “we,” “us,” and “our” refer to Carolina Financial Corporation and our wholly owned subsidiary, CresCom Bank, except that in the discussion of our capital stock and related matters, these terms refer solely to Carolina Financial Corporation and not to the Bank. All references to the “Bank” refer to CresCom Bank only.

Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including:

•	Commercial and retail banking;
•	Mortgage banking; and
•	Cash management

Through the Bank, the Company currently conducts business through 14 bank branches located in the following counties in South Carolina: Charleston (4), Dorchester (3), Berkeley (2) Georgetown (1), and Horry (4) . Effective July 31, 2011, the Company merged its wholly-owned subsidiary bank, Community FirstBank of Charleston, with and into its other wholly-owned subsidiary bank, Crescent Bank. In conjunction with this internal reorganization, Crescent Bank’s name was changed to CresCom Bank, and Crescent Mortgage Company, formerly a wholly-owned subsidiary of Community FirstBank of Charleston, became a wholly-owned subsidiary of CresCom Bank. Crescent Mortgage Company is located in Atlanta, Georgia, and is qualified to originate loans in 45 states.

At September 30, 2014, we had total assets of $1.0 billion, an increase of $157.8 million, from total assets of $881.6 million at December 31, 2013. The largest components of our total assets are loans receivable, net and securities which were $651.3 million and $246.6 million, respectively at September 30, 2014. Comparatively, our loans receivable, net and securities totaled $535.2 million and $192.1 million, respectively, at December 31, 2013. At September 30, 2014 loans held for sale were $35.5 million compared to $36.9 million as of December 31, 2013. Our liabilities and stockholders’ equity at September 30, 2014 totaled $947.6 million and $91.8 million, respectively, compared to liabilities of $799.4 million and stockholders’ equity of $82.2 million at December 31, 2013. The principal components of our liabilities are deposits, which were $784.0 million and $697.6 million at September 30, 2014 and December 31, 2013, respectively.

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

On August 6, 2014, the Bank entered into a definitive agreement with First Community Bank, Bluefield, Virginia to acquire 13 branches with total deposits of approximately $230 million and approximately $59 million in loans. Three of the offices are in South Carolina and operate under the name “People’s Community Bank” and 10 are in southeastern North Carolina. The deposit premium will be approximately 3.11% of deposits acquired. The transaction, which is subject to customary conditions, is expected to close in the fourth quarter of 2014. All required regulatory approvals have been received.

On October 15, 2014, the Board of Directors of the Company declared an additional two-for-one stock split to stockholders of record as of October 31, 2014, payable on November 14, 2014.

All share, earnings per share, and per share data have been retroactively adjusted in the consolidated balance sheets, earnings per share, and stockholders’ equity disclosures to reflect the stock splits for all periods presented in accordance with GAAP.

On October 15, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per share to shareholders of record as of December 18, 2014, payable on January 8, 2015.

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

Results of Operations

Summary

For the three months ended September 30, 2014, net income available to common stockholders was approximately $2.4 million, or $0.30 per diluted share, compared to net income available to common stockholders of $2.8 million, or $0.36 per diluted share, for the three months ended September 30, 2013. The $400,000 decrease in net income resulted primarily from a $733,000 decrease in income derived from our wholesale mortgage banking subsidiary.

For the nine months ended September 30, 2014, net income available to common stockholders was approximately $6.6 million, or $0.83 per share diluted, compared to net income available to common stockholders of $12.8 million, or $1.61 per share diluted, for the nine months ended September 30, 2013. The $6.2 million decrease in net income from period to period resulted primarily from a $7.5 million decrease in income derived from our wholesale mortgage banking subsidiary.

During the third quarter of 2013, mortgage interest rates began to rise and the overall economy remained sluggish. As a result, mortgage loan production began to slow down. As the overall mortgage originations volumes declined, there was a corresponding reduction in margins earned due to competitive pressures. Additionally, there has been a significant decline in mortgage applications, which are at almost twenty year industry lows, a trend that has continued into 2014. For the nine months ended September 30, 2014, mortgage originations were $736.3 million, a decrease of 45.2%, as compared to originations of $1.3 billion for the nine months ended September 30, 2013.

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

Net interest income increased to $8.1 million for the three months ended September 30, 2014 from $6.8 million for the three months ended September 30, 2013. During the nine months ended September 30, 2014, net interest income increased to $22.5 million compared to $20.3 million for the nine months ended September 30, 2013. The increase in net interest income for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 is a result of the increase in average earning assets balances and yields as well as a decrease in rates paid on interest-bearing liabilities and a shift to lower cost funding sources.

The Company is focused on continuing to improve the utilization of its capital. To accomplish this, the Bank has incorporated various strategies to increase the loan portfolio. Accordingly, the increase in average earnings assets for the three and nine months ended September 30, 2014 is primarily the result of increased balances of loans receivable and securities.

The growth in average loan balances was primarily the result of the following:

•	Residential mortgage – during the third quarter of 2013 and continuing into 2014, the Company has hired several retail residential mortgage loan officers in its Charleston and Myrtle Beach markets of South Carolina. In addition to selling a portion of its production, the Company has retained a portion of the mortgage production. Due to the emphasis to grow the residential mortgage portfolio, gross loans receivable within the one-to-four family portfolio have increased $33.1 million, excluding $9.2 million in loans acquired in the St. George branch acquisition described below, since December 31, 2013.
•	Commercial lending – during 2014, the Company expanded its commercial lending team by hiring additional loan officers in its Charleston and Myrtle Beach markets of South Carolina. The Company has also opened a loan production office in the upstate of South Carolina. As a result, gross loans receivable within the commercial real estate and construction and development portfolios have grown $29.9 million and $22.6 million, respectively, since December 31, 2013.
•	Syndicated loans – the Charleston and Myrtle Beach markets of South Carolina have provided limited opportunities for the Bank to develop a Commercial and Industrial (“C&I”) loan portfolio. The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase C&I loans to retain in the loan portfolio. These loans typically have terms of seven years and are tied to a floating rate index such as libor or prime. To effectively manage this new line of lending, the Company hired an experienced senior lending executive with relevant experience to lead and manage this area of the loan portfolio and engaged a consulting firm that specializes in syndicated loans. The Company expects to continue to grow this portion of the loan portfolio throughout 2014. As of September 30, 2014, the syndicated loan portfolio outstanding was $40.1 million and is grouped within commercial business loans. As of September 30, 2014, the Moody’s weighted average credit facility rating of the syndicated loan portfolio was Ba3, with no credit rated less than B2.
•	Acquisition of St. George branch – The Bank acquired $11.2 million in loans related to this first quarter branch acquisition. Approximately $ 9.2 million of these loans were one-to-four family secured loans with the remaining loans consisting of consumer and commercial real estate loans.

In addition to improving the utilization of capital, the Company has also strategically began to increase its securities portfolio in anticipation of the acquisition of the 13 branches from First Community Bank which is expected to close during the fourth quarter of 2014. To facilitate the growth in securities prior the completion of the acquisition, the Company has incurred approximately $90 million of short-term advances that it intends to repay with a portion of the proceeds of net cash to be received as part of the transaction.

Partially offsetting the increase in average earning assets is the decrease in average balance of loans held for sale as the Company experienced a significant decrease in the level of mortgage originations during the latter half of 2013 continuing into 2014. For the nine months ended September 30, 2014, mortgage originations were $736.3 million, a decrease of 45.2%, as compared to originations of $1.3 billion for the nine months ended September 30, 2013.

The decrease in rates paid on interest-bearing liabilities is based on the continued historically low interest rates that have positively impacted our ability to reduce funding cost. We have also shifted to lower cost funding sources through the Company’s sustained efforts to grow checking, savings, and money market accounts. During the first half of 2014, the Company experienced significant growth in checking, savings, and money market accounts which typically yield less than other forms of interest-bearing liabilities. Specifically, checking, savings and money market balances increased $18.8 million during the third quarter of 2014 and $68.8 million since December 31, 2013. This growth includes $11.3 million of deposits acquired in the St. George branch acquisition during the first quarter of 2014. In addition to the aforementioned growth, the Company established a deposit relationship with its mortgage subservicing provider during the third quarter of 2013 whereby the subservicer deposited impound escrow funds with the Company. The impound escrow funds had average balances of $50.9 million and $42.7 million for the three and nine months ended September 30, 2014, respectively, and are included in interest-bearing demand accounts within the yield rate tables below. As this relationship was established during the third quarter of 2013, there were minimal average balances from these funds outstanding for the three or nine months ended September 30, 2013.

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

	For The Three Months Ended September 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$36,598	382	4.08%	63,926	674	4.13%
Loans receivable, net (1)	633,617	7,593	4.75%	508,353	6,220	4.85%
Interest-bearing cash	17,603	11	0.25%	55,145	35	0.25%
Securities available for sale	208,534	1,255	2.39%	175,305	1,174	2.66%
Securities held to maturity	24,185	210	3.44%	9,077	56	2.45%
Federal Home Loan Bank stock	5,063	34	2.69%	3,653	26	2.85%
Other investments	1,949	11	2.24%	1,805	11	2.42%
Total interest-earning assets	927,549	9,496	4.06%	817,264	8,196	3.98%
Non-earning assets	84,443			87,881

Total assets	$1,011,992			905,145

Interest-bearing liabilities:
Demand accounts	134,397	43	0.13%	61,864	32	0.21%
Money market accounts	208,299	103	0.20%	216,253	198	0.36%
Savings accounts	25,345	8	0.13%	15,468	12	0.31%
Certificates of deposit	311,344	740	0.94%	303,772	570	0.74%
Short-term borrowed funds	44,939	30	0.26%	6,112	43	2.79%
Long-term debt	70,822	514	2.88%	81,894	546	2.65%
Total interest-bearing liabilities	795,146	1,438	0.72%	685,363	1,401	0.81%
Noninterest-bearing deposits	120,594			127,605
Other liabilities	14,381			16,464
Stockholders’ equity	90,444			75,713

Total liabilities and Stockholders’ equity	$1,011,992			905,145

Net interest spread			3.34%			3.17%
Net interest margin	3.45%			3.30%

Net interest margin (tax equivalent) (2)	3.53%			3.34%
Net interest income		8,058			6,795

(1) Average balances of loans include nonaccrual loans.

(2) The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.45%, or 3.53% on a tax equivalent basis, for the three month period ended September 30, 2014 compared to 3.30%, or 3.34% on a tax equivalent basis, for the three month period ended September 30, 2013. The increase in our net margin primarily resulted from the growth in loans receivable positively impacting the yield on interest-earning assets as well as the increase in average non-interest bearing deposits and a shift to lower cost deposits positively impacting the rate paid on interest-bearing liabilities.

Our net interest spread, which is not on a tax equivalent basis, was 3.34% for the three months ended September 30, 2014 as compared to 3.17% for the same period in 2013. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 17 basis point increase in net interest spread is a result of the 8 basis point increase in yield on interest-earning assets and a 9 basis point decrease in rate paid on interest-bearing liabilities.

	For The Nine Months Ended September 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$30,241	899	3.92%	86,632	2,345	3.57%
Loans receivable, net (1)	589,458	21,066	4.78%	503,411	18,633	4.95%
Interest-bearing cash	21,392	39	0.24%	38,787	84	0.29%
Securities available for sale	196,746	3,880	2.64%	167,937	3,367	2.68%
Securities held to maturity	24,250	632	3.48%	9,106	171	2.51%
Federal Home Loan Bank stock	4,154	103	3.32%	4,409	86	2.61%
Other investments	1,924	32	2.22%	1,768	20	1.51%
Total interest-earning assets	868,165	26,651	4.10%	812,050	24,706	4.07%
Non-earning assets	83,466			76,949

Total assets	$951,631			888,999

Interest-bearing liabilities:
Demand accounts	104,653	129	0.16%	49,908	79	0.21%
Money market accounts	213,247	371	0.23%	211,979	698	0.44%
Savings accounts	23,638	29	0.16%	13,356	36	0.36%
Certificates of deposit	305,504	2,078	0.91%	305,711	1,707	0.75%
Short-term borrowed funds	20,372	46	0.30%	20,304	237	1.56%
Long-term debt	71,230	1,538	2.89%	85,047	1,614	2.54%
Total interest-bearing liabilities	738,644	4,191	0.76%	686,305	4,371	0.85%
Noninterest-bearing deposits	112,117			109,131
Other liabilities	13,836			19,272
Stockholders’ equity	87,034			74,291

Total liabilities and Stockholders’ equity	$951,631			888,999

Net interest spread			3.34%			3.22%
Net interest margin	3.46%			3.35%

Net interest margin (tax equivalent) (2)	3.55%			3.41%
Net interest income		22,460			20,335

(1) Average balances of loans include nonaccrual loans.

(2) The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.46%, or 3.55% on a tax equivalent basis, for the nine months ended September 30, 2014 compared to 3.35%, or 3.41% on a tax equivalent basis, for the nine months ended September 30, 2013. The increase in our net margin primarily resulted from a decrease in the rate paid on interest-bearing liabilities, an increase in average non-interest bearing deposits, as well as the shift to lower cost deposits.

Our net interest spread, which is not on a tax equivalent basis, was 3.34% for the nine months ended September 30, 2014 as compared to 3.22% for the same period in 2013. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 12 basis point increase in net interest spread is a result of the 9 basis point reduction in rate paid on our interest-bearing liabilities as well as a 3 basis point increase in interest-earning assets.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended September 30, 2014 and 2013.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$8,662	8,403	8,091	9,520
Provision for loan losses	—	(180)	—	(880)
Loan charge-offs	(62)	(402)	(346)	(1,301)
Loan recoveries	305	506	1,160	988
Balance, end of period	$8,905	8,327	8,905	8,327

During the three and nine months ended September 30, 2014, no provision for loan loss was recorded. During the three months and nine months ended September 30, 2013, negative provisions of $180,000 and $880,000 were recorded. The negative provision recorded during 2013 was primarily related to the removal of a specific reserve on an impaired loan relationship. The specific reserve was removed during the quarterly impairment analysis performed where it was determined that the net realizable value of the collateral was greater than the amortized cost of the loan; therefore, no specific reserve was warranted.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three and nine months ended September 30, 2014 and 2013 are presented below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Noninterest income:
Net gain on sale of loans held for sale	$3,294	5,339	9,174	26,888
Deposit service charges	520	426	1,468	1,115
Net loss on extinguishment of debt	(38)	—	(69)	(19)
Net gain (loss) on sale of securities	213	(337)	693	(383)
Fair value adjustments on interest rate swaps	(56)	(64)	(574)	199
Net gain on sale of servicing assets	—	—	775	—
Net increase in cash value life insurance	178	186	551	187
Mortgage loan servicing income	1,262	1,967	3,793	5,295
Other	134	221	514	644
Total noninterest income	$5,507	7,738	16,325	33,926

Noninterest income decreased $2.2 million to $5.5 million for the three months ended September 30, 2014 from $7.7 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, noninterest income decreased $17.6 million to $16.3 million from $33.9 million for the nine months ended September 30, 2013. The decrease in noninterest income for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 primarily relates to the decrease in the net gain on sale of loans sold from our mortgage banking subsidiary. During the third quarter of 2013, mortgage interest rates began to rise and, as a result, mortgage loan production began to slow down. As the overall mortgage originations volumes declined, there was a corresponding reduction in margins earned due to competitive pressures. Additionally, there has been a significant decline in mortgage applications, which are at almost twenty year industry lows. For the nine months ended September 30, 2014, mortgage originations were $736.3 million, a decrease of 45.2%, as compared to originations of $1.3 billion for the nine months ended September 30, 2013.

Partially offsetting the overall decrease in noninterest income was an increase in the net gain on sale of servicing assets. During the first quarter of 2014, the Company sold $147.7 million in unpaid principal balance of mortgage servicing rights for a net gain of $775,000. There were no servicing rights sold during three or nine months ended September 30, 2013. The sale of mortgage servicing rights during the first quarter of 2014 as well as a sale of servicing rights during the fourth quarter of 2013 of $972.9 million of unpaid principal balance of mortgage servicing rights resulted in a corresponding decrease of mortgage loan servicing income for the three and nine months ended September 30, 2014 as compared to the prior periods.

During the three and nine months ended September 30, 2014, the Company recognized net gains on sale of available-for-sale securities of $213,000 and $693,000 respectively, compared to losses on sale of securities during the three and nine months ended September 30, 2013 of $337,000 and $383,000, respectively.

The fair value adjustment on interest rate swaps reduced noninterest income by $56,000 and $574,000 for the three and nine months ended, September 30, 2014, respectively, compared to a decrease of noninterest income of $64,000 and an increase of noninterest income of $199,000 for the three and nine months ended September 30, 2013. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period.

Net increase in cash value of life insurance was $178,000 and $186,000 for the three months ended September 30, 2014 and 2013, respectively. Net increase in the cash value of life insurance was $551,000 and $187,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash surrender value relates to the increase of $20.1 million in cash value life insurance that was purchased at the end of the first quarter in 2013 and was outstanding for all of the three and nine month periods ended September 30, 2014. During 2013, the Company purchased and invested in bank owned life insurance policies on certain employees with an initial cash surrender value of $20.0 million through two insurance carriers. As of September 30, 2014, cash value of life insurance was $21.4 million compared to $20.9 million at December 31, 2013.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$5,865	5,372	16,724	18,080
Occupancy and equipment	1,239	850	3,274	2,511
Marketing and public relations	290	272	861	770
FDIC insurance	162	79	425	492
Provision for mortgage loan repurchase losses	(250)	766	(500)	1,918
Legal expense	248	258	609	698
Other real estate expense, net	75	82	382	493
Mortgage subservicing expense	360	551	1,049	1,486
Amortization of mortgage servicing rights	431	641	1,344	1,972
Settlement of employment agreements	—	51	—	1,953
Other	1,813	1,623	5,163	4,799
Total noninterest expense	$10,233	10,545	29,331	35,172

Noninterest expense represents the largest expense category for the Company. Noninterest expense decreased $312,000 to $10.2 million for the three months ended September 30, 2014 from $10.5 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, noninterest expense decreased $5.8 million to $29.3 million from $35.2 million for the nine months ended September 30, 2013. The decrease in noninterest expense for the three and nine months ended September 30, 2014 compared to the prior periods are primarily a result of the decrease in salaries and employee benefits paid, a reduction in mortgage subservicing and amortization expense, the reduction in settlement of employment agreements and other.

Salaries and employee benefits increased $493,000 to $5.9 million for the three months ended September 30, 2014 as compared to $5.4 million for the comparable prior period. As previously discussed, the Company has hired several retail residential mortgage loan officers as well as experienced commercial loan officers during 2014 which has contributed to the increase in salaries and employee benefits for the three months ended September 30, 2014.

However, salaries and expenses for the nine months ended September 30, 2014 have decreased $1.4 million to $16.7 million from $18.0 million for the comparable prior period. The decrease in salaries and benefits as well as the decrease in noninterest expense-other for the three and nine month ended September 30, 2014 is a result of the reduced mortgage loan originations as compared to the prior periods, and the related compensation paid on, and expenses related to, those originations. As previously discussed, mortgage loan originations decreased 45.2% to $736.3 million for the nine months ended September 30, 2014 compared to originations of $1.3 billion for the nine months ended September 30, 2013.

Mortgage subservicing expense and amortization of mortgage subservicing rights decreased during the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 due to the sale of $147.7 million in unpaid principal balance of mortgage servicing rights during the first quarter of 2014 and the sale of $972.9 million in unpaid principal balance of mortgage servicing rights during the fourth quarter in 2013.

The decrease in expense in settlement of employment agreements related to the Company settling employment agreements with two former retired executive officers during 2013. All amounts related to the settlement of these agreements were expensed during 2013. As such, there were no additional expenses related to these contracts during the three or nine months ended September 30, 2014.

Provision for mortgage loan repurchase losses decreased $1.0 million to a negative $250,000 for the three months ended September 30, 2014 as compared to $766,000 for the comparable prior year quarter, and decreased $2.4 million to a negative $500,000 for the nine months ended September 30, 2014 as compared to $1.9 million for the comparable period in 2013. The Company evaluates its mortgage repurchase reserves quarterly and considers a combination of factors including production volumes, estimated levels of defects on internal quality assurance, default exceptions, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators and projected loss severity. In addition, during 2013 and 2014, there was a change in the framework of certain regulatory agencies that, in management’s opinion, favorably impacted the Company’s mortgage loan repurchase loss exposure. As a result of a significant reduction in production volumes, favorable trends in the factors discussed above and the change in regulatory framework related to mortgage loan repurchase loss exposure, management believed it was appropriate to reduce the reserve for mortgage repurchase losses.

Offsetting the decrease in noninterest expense was an increase in occupancy and equipment as well as an increase in other expense for the three and nine months ended September 30, 2014 as compared to the comparable prior periods. The increase in occupancy and equipment is attributed to the addition of three branches during 2014 and the related depreciation and operational expenses related to those branches. Other expenses increased for the three and nine months ended September 30, 2014 due to the increased cost related to being a public company, the acquisition of one branch during the first quarter of 2014, the opening of three branches and one loan production office, and transaction expenses related to the pending acquisition of 13 branches. See “Recent Events” above.

Income Tax Expense

Our effective tax rate decreased to 27.9% for three month period ended September 30, 2014, compared to 32.8% for the three month period ended September 30, 2013. For the nine months ended September 30, 2014, our effective tax rate decreased to 30.3% compared to 36.1% for the nine months ended September 30, 2013. The lower effective tax rate in 2014 is primarily attributable to the increase in balances of tax-exempt municipal securities, an increase in average balances of bank-owned life insurance, and certain tax credits recognized in 2014 over the comparable periods in 2013.

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

At September 30, 2014, the $246.6 million in our investment securities portfolio, excluding FHLB stock and other investments, represented approximately 23.7% of our assets. Our available-for-sale investment portfolio included US agency securities, municipal securities, collateralized loan obligations and mortgage-backed securities (agency and non-agency) with a fair value of $222.4 million and an amortized cost of $217.6 million for a net unrealized gain of $4.8 million. Our held-to-maturity portfolio included municipal securities and asset-backed securities, made up of pooled trust preferred securities, with a fair value of $26.0 million and a cost of $24.2 million for a net unrealized gain of $1.8 million.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

The following table summarizes issuer concentrations of agency mortgage-backed securities for which aggregate fair values exceed 10% of stockholders’ equity at September 30, 2014:

	Aggregate	Aggregate	Fair Value
	Amortized	Fair	as a % of
Issuer	Cost	Value	Stockholders’ Equity
(Dollars in thousands)
GNMA	$58,449	59,469	64.78%
FNMA	46,232	47,726	51.99%
FHLMC	12,182	12,561	13.68%
	$116,863	119,756	130.45%

See Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to the Company’s evaluation of securities for OTTI.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Before allowance for loan losses, loans outstanding at September 30, 2014 and December 2013 were $660.4 million and $543.3 million, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of September 30, 2014, our loan portfolio included $590.5 million, or 89.4%, of loans secured by real estate before allowance for loan losses. As of December 31, 2013, our loan portfolio included $515.1 million, or 94.8%, of loans secured by real estate before allowance for loan losses. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. The Bank’s primary markets are generally concentrated in real estate lending. In order to diversify our lending portfolio, the Bank began a syndicated loan program during 2014 with balances of $40.1 million as of September 30, 2014 and are grouped within commercial business loans in the table below. As of September 30, 2014, the Moody’s weighted average credit facility rating of the syndicated loan portfolio was Ba3, with no credit rated less than B2. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, loans prior to the allowance for loan losses increased $117.1 million to $660.4 million at September 30, 2014 from $543.3 million at December 31, 2013. The increase in loans receivable primarily relates to the Bank’s focus on growing residential mortgage, commercial lending, and syndicated loans, as well as $11.2 million of loans acquired related to the acquisition of the St. George branch. See additional discussion in “Results of Operations – Net Interest Income and Margin”.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At September 30,		At December 31,
	2014		2013
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$226,504	32.35%	184,210	32.60%
Home equity	23,179	3.31%	23,661	4.19%
Commercial real estate	282,897	40.40%	253,035	44.79%
Construction and development	89,652	12.80%	67,056	11.87%
Consumer loans	2,782	0.40%	3,060	0.54%
Commercial business loans	75,224	10.74%	33,938	6.01%
Total gross loans receivable	700,238	100.00%	564,960	100.00%
Less:
Undisbursed loans in process	39,858		21,550
Allowance for loan losses	8,905		8,091
Deferred fees, net	222		98
Total loans receivable, net	$651,253		535,221

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At September 30, 2014
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$8,842	53,898	163,764	226,504
Home equity	4,756	12,202	6,221	23,179
Commercial real estate	22,782	221,293	38,822	282,897
Construction and development	29,290	55,823	4,539	89,652
Consumer loans	591	1,787	404	2,782
Commercial business loans	18,867	20,671	35,686	75,224
Total gross loans receivable	85,128	365,674	249,436	700,238
Less:
Undisbursed loans in process	22,150	14,175	3,533	39,858
Deferred fees, net	123	763	(664)	222
Total loans receivable	$62,855	350,736	246,567	660,158

Loans maturing - after one year
Variable rate loans				$246,440
Fixed rate loans				350,863
				$597,303

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of September 30, 2014 and December 31 2013, we had no loans 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At September 30,	At December 31,
	2014	2013
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$4,686	7,641
Nonaccrual loans-other	2,548	3,438
Accruing loans 90 days or more delinquent	—	—
Real estate acquired through foreclosure, net	4,236	6,273
Total Non-Performing Assets	$11,470	17,352

Problem Assets not included in Non-Performing Assets-Accruing renegotiated loans outstanding	$12,337	16,367

At September 30, 2014, nonperforming assets were $11.5 million, or 1.1% of total assets. Comparatively, nonperforming assets were $17.4 million, or 2.0% of total assets, at December 31, 2013. Nonperforming loans were 1.1% and 2.0% of loans receivable, net at September 30, 2014 and December 31, 2013, respectively. Nonaccrual loans decreased $3.9 million to $7.2 million at September 30, 2014 from $11.1 million at December 31, 2013.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $12.3 million, or 1.9% of loans receivable, net prior to the allowance for loan losses, at September 30, 2014, compared to $16.4 million, or 3.1% of loans receivable, net prior to the allowance for loan losses, at December 31, 2013. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at September 30, 2014 and December 31, 2013 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. Impaired loans are evaluated for impairment using the discounted cash flow methodology or based on the net realizable value of the underlying collateral. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. See additional discussion in section “Nonperforming and Problem Assets” above.

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

At September 30, 2014 and December 31, 2013, the allowance for loan losses was $8.9 million and $8.1 million, respectively, or 1.35% and 1.49% of outstanding loans, respectively. There was no provision recorded for the three or nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, the Company recorded negative provisions of $180,000 and $880,000, respectively, primarily due to the removal of a specific reserve on an impaired loan relationship. The specific reserve was removed during the quarterly impairment analysis performed where it was determined that the net realizable value of the collateral was greater than the amortized cost of the loan; therefore, management determined the reserve previously placed against this loan relationship should be reversed through a negative provision.

The following table summarizes the activity related to our allowance for loan losses for the three and nine months ended September 30, 2014 and September 30, 2013.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$8,662	8,403	8,091	9,520
Provision for loan losses	—	(180)	—	(880)
Loan charge-offs:
Loans secured by real estate:
One-to-four family	—	—	(73)	(81)
Home equity	—	—	—	(28)
Commercial real estate	—	(100)	(28)	(210)
Construction and development	(2)	(227)	(172)	(537)
Consumer loans	(1)	(1)	(14)	(35)
Commercial business loans	(59)	(74)	(59)	(410)
Total loan charge-offs	(62)	(402)	(346)	(1,301)
Loan recoveries:
Loans secured by real estate:
One-to-four family	18	237	89	370
Home equity	—	1	—	1
Commercial real estate	101	52	101	125
Construction and development	124	29	453	108
Consumer loans	11	10	61	42
Commercial business loans	51	177	456	342
Total loan recoveries	305	506	1,160	988
Net loan (charge-offs) recoveries	243	104	814	(313)
Balance, end of period	$8,905	8,327	8,905	8,327

Allowance for loan losses as a percentage of loans receivable (end of period)	1.35%	1.58%	1.35%	1.58%
Net charge-offs (recoveries) to average loans receivable (annualized)	(.15)%	(.08)%	(.28)%	0.12%

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

At September 30, 2014, the Company was servicing $1.9 billion of loans for others, a decrease of $100.0 million from $2.0 billion at December 31, 2013. The decrease in loans serviced in the current year primarily relates to principal payments and a loan servicing sale where the Company sold $147.7 million in unpaid principal balance of mortgage servicing rights for a net gain of $775,000.

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

In the aggregate, the net servicing asset had a balance of $9.9 million and $10.9 million at September 30, 2014 and December 31, 2013, respectively. The economic estimated fair value of the mortgage servicing rights was $15.4 million and $17.7 million at September 30, 2014 and December 31, 2013, respectively. The amortization expense related to the mortgage servicing rights were $431,000 and $641,000 during the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the amortization expense recorded was $1.3 million and $2.0 million, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three and nine months ended September 30, 2014 and September 30, 2013.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
MSR beginning balance	$9,843	15,488	10,908	12,039
Amount capitalized	474	1,349	1,122	6,129
Amount sold	—	—	(800)	—
Amount amortized	(431)	(641)	(1,344)	(1,972)
MSR ending balance	$9,886	16,196	9,886	16,196

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

The following table demonstrates the activity for the mortgage repurchase reserve for the three and nine months ended September 30, 2014 and September 30, 2013.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning Balance	$5,533	5,693	6,108	4,882
Losses paid	(10)	(555)	(364)	(896)
Recoveries	—	—	29	—
Provision for buy back	(250)	766	(500)	1,918
Ending balance	$5,273	5,904	5,273	5,904

For the three and nine months ended September 30, 2014, the Company recorded a negative provision for mortgage repurchase reserve of $250,000 and $500,000, respectively. This compares to provision expense for mortgage repurchase reserve of $743,000 and $1.9 million for the three and nine months ended September 30, 2013, respectively. The decline in the provision for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. Prior to 2012, there was no expiration date related to representations and warranties as long as the loan sold to the investor was outstanding. As a result, the Company received loan repurchase requests years after the loan was originated and sold to various third parties. In the latter part of 2012, the regulatory framework for certain GSEs changed where, under certain circumstances, the loan repurchase risk was limited for production beginning in January 2013. In addition, in May 2014, additional regulatory changes further limited loan repurchase risk. As a result, the Company performed an analysis of its reserve for mortgage loan repurchase losses and, based on management’s judgment and interpretation of such regulatory changes, reduced the reserve accordingly. Management will continue to monitor how the GSEs implement the regulatory changes and trends. If such trends continue to be favorable, there is a possibility that additional reductions in this reserve could occur in future periods.

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At September 30, 2014 deposits totaled $784.0 million, an increase of $86.4 million, or 12.4%, from deposits of $697.6 million at December 31, 2013. The increase in deposits is primarily related to $24.5 million of deposits acquired related to the acquisition of the St. George branch during the first quarter of 2014 as well as an increase in the number of deposit accounts and seasonality of our customer balances during the summer months. In addition to the aforementioned growth, the Company established a deposit relationship with its mortgage subservicing provider during the third quarter of 2013 whereby the subservicer deposited impound escrow funds with the Company. The impound escrow funds had a balance of $53.8 million at September 31, 2014 and is included in interest-bearing demand accounts.

Our retail deposits represented $656.0 million, or 83.7% of total deposits at September 30, 2014, while our out-of-market, or brokered deposits and institutional deposits, represented $127.9 million, or 16.3% of our total deposits. Our retail deposits represented $595.7 million, or 85.4% of total deposits at December 31, 2013, while our out-of-market, or brokered deposits and institutional deposits, represented $101.9 million, or 14.6% of our total deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Nine Months
	Ended September 30,
	2014		2013
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(In thousands)

Interest-bearing demand accounts	$104,653	0.16%	49,908	0.21%
Money market accounts	213,247	0.23%	211,979	0.44%
Savings accounts	23,638	0.16%	13,356	0.36%
Certificates of deposit less than $100,000	207,506	0.93%	211,718	0.77%
Certificates of deposit of $100,000 or more	97,998	0.86%	93,993	0.70%
Total interest-bearing average deposits	647,042		580,954

Noninterest-bearing deposits	112,117		109,131
Total average deposits	$759,159		690,085

The maturity distribution of our time deposits of $100,000 or more is as follows:

At September 30,
2014
(In thousands)

Three months or less	$21,432
Over three through six months	5,190
Over six through twelve months	10,106
Over twelve months	60,734
Total certificates of deposits	$97,462

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At September 30, 2014, the Company had FHLB advances of $132.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $39.1 million.

Lines of credit with the FRB are based on collateral pledged. At September 30, 2014, the Company had lines available with the FRB for $62.5 million. At September 30, 2014, the Company had no FRB advances outstanding.

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

Quantitative measures set up by regulation to guarantee capital adequacy require the Company and the Bank to sustain minimum amounts and ratios of Tier 1 capital and total risk-based capital to risk-weighted assets and Tier 1 capital to total average assets. The Company and the Bank are required to maintain minimum Tier 1 capital and total risk-based capital to risk-weighted assets, and Tier 1 capital to total average assets of 4%, 8%, and 4%, respectively. To be considered “well capitalized”, the Company and the Bank must maintain at least Tier 1 capital and total risk-based capital to risk-weighted assets, and Tier 1 capital to total average assets of 6%, 10%, and 5%, respectively. As of September 30, 2014, the Company and the Bank are considered “well capitalized” under regulatory capital adequacy guidelines.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at September 30, 2014 and December 31, 2013 are as follows:

			Required to be
			Categorized		Required to be
			Adequately		Categorized
	Actual		Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2014
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$106,153	14.46%	29,365	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	115,808	15.78%	58,729	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	106,153	10.52%	40,379	4.00%	N/A	N/A

CresCom Bank
Tier 1 capital (to risk weighted assets)	104,441	10.36%	29,298	4.00%	43,946	6.00%
Total risk based capital (to risk weighted assets)	114,096	15.58%	58,595	8.00%	73,244	10.00%
Tier 1 capital (to total average assets)	104,441	10.36%	40,313	4.00%	50,391	5.00%

December 31, 2013
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$99,602	15.42%	25,834	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	108,650	16.82%	51,668	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	99,602	11.15%	35,732	4.00%	N/A	N/A

CresCom Bank
Tier 1 capital (to risk weighted assets)	98,301	15.26%	25,763	4.00%	38,645	6.00%
Total risk based capital (to risk weighted assets)	107,327	16.66%	51,526	8.00%	64,408	10.00%
Tier 1 capital (to total average assets)	98,301	11.01%	35,706	4.00%	44,632	5.00%

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

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase on January 1, 2014, for advanced approaches banking organizations, and will begin to phase in on January 1, 2015, for other covered banking organizations. The requirements in the rule will be fully phased in by January 1, 2019. Management expects to comply with the final rules when issued and effective.

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

As of September 30, 2014, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Downward movements do not appear to be applicable due to the low interest rate environment experienced since 2013. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest Rate Scenario		Annualized Hypothetical Percentage Change in
Change	Prime Rate	Net Interest Income
0.00%	3.25%	0.00%
1.00%	4.25%	0.50%
2.00%	5.25%	0.80%
3.00%	6.25%	-0.30%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three or nine months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: November 7, 2014	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2014	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10	Purchase and Assumption Agreement, dated August 7, 2014 by and between First Community Bank and CresCom Bank (1)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 7, 2014

