Form 10-K
period 2014-12-31
CAROLINA FINANCIAL CORP
filed 2015-03-20
CIK 870385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from            to

Commission file number 001-10897

Carolina Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	57-1039637
(State of Incorporation)	(I.R.S. Employer Identification No.)

288 Meeting Street, Charleston, South Carolina	29401
(Address of principal executive offices)	(Zip Code)

(843) 723-7700
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $61,483,440 as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2015
Common Stock, $.01 par value per share	8,124,514 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on April 29, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SIGNATURES

EXHIBIT INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information included or incorporated by reference, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under “Item 1A- Risk Factors” and the following:

●	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

●	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;

●	changes in economic conditions, either nationally or regionally and especially in our primary market areas, resulting in, among other things, a deterioration in credit quality;

●	an increase in interest rates, resulting in a decline in our mortgage production and a decrease in the profitability of our mortgage banking operations;

●	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

●	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

●	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the South Carolina, southeastern North Carolina and national real estate markets;

●	the rate of delinquencies and amount of loans charged-off;

●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

●	the rate of loan growth in recent or future years;

●	our ability to attract and retain key personnel;

●	our ability to retain our existing customers, including our deposit relationships;

●	significant increases in competitive pressure in the banking and financial services industries;

●	adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	changes in the interest rate environment which could reduce anticipated or actual margins;

●	changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Act and regulations adopted thereunder, changes in federal or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking and financial service industries;

●	changes occurring in business conditions and inflation;

●	increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding;

●	our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations;

●	changes in deposit flows;

●	changes in technology;

●	changes in monetary and tax policies;

●	changes in accounting policies, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;
i

●	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

●	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;

●	the general decline in the real estate and lending markets;

●	our anticipated capital expenditures and our estimates regarding our capital requirements;

●	our liquidity and working capital requirements;

●	competitive pressures among depository and other financial institutions;

●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

●	the growth rates of the markets in which we compete;

●	our anticipated strategies for growth and sources of new operating revenues;

●	our current and future products, services, applications and functionality and plans to promote them;

●	anticipated trends and challenges in our business and in the markets in which we operate;

●	the evolution of technology affecting our products, services and markets;

●	our ability to retain and hire necessary employees and to staff our operations appropriately;

●	management compensation and the methodology for its determination;

●	our ability to compete in our industry and innovation by our competitors;

●	increased cybersecurity risk, including potential business disruptions or financial losses;

●	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;

●	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and

●	estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this report. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this report. We make these forward-looking as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

ii

PART I

Item 1.  Business

General Overview

Carolina Financial Corporation is a Delaware corporation that was organized in February 1997 to serve as a bank holding company. It operates principally through CresCom Bank, a South Carolina state-chartered bank. CresCom Bank operates Crescent Mortgage Company, a wholly-owned subsidiary of CresCom Bank. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

We offer a variety of traditional community banking services to individuals and businesses. Our product line includes loans to small and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, residential mortgage loans, residential lot loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products. We also offer online and bill payment services, wire transfer services, safe deposit box rentals, debit card and ATM card services, and the availability of a network of ATMs for our customers.

Crescent Mortgage Company, acquired by us in 2003, was founded in February 1993 as a wholesale and correspondent mortgage lender for community banks in the Southeastern United States. Today, Crescent Mortgage Company lends in 45 states and has partnered with more than 2,000 community banks, credit unions, and mortgage brokers. Crescent Mortgage Company is based in Atlanta, Georgia.

The Company is also the holding company for Carolina Services Corporation of Charleston, a Delaware financial Services Company incorporated in 2002 to provide financial processing services to, and otherwise support the operations of, the Bank and Crescent Mortgage Company.

In December 2002 and October 2003, respectively, the Company formed Carolina Financial Capital Trust I and Carolina Financial Capital Trust II, which are special purpose subsidiaries organized in Delaware for the sole purpose of issuing an aggregate of $15 million of trust preferred securities.

On December 12, 2014, the Bank purchased 13 branches from First Community Bank located in South Carolina and southeastern North Carolina. In the transaction, the Bank acquired approximately $215.1 million of deposits, approximately $70.9 million of performing loans, and the bank facilities and certain other assets of the acquired branches.

Our main office is located at 288 Meeting Street, Charleston, South Carolina 29401.

Our Market Area

Our primary market areas are the South Carolina coast, including the Charleston (Charleston, Dorchester, and Berkeley Counties) and Myrtle Beach (Horry and Georgetown Counties) market areas, and the southeastern coastal region of North Carolina, including Bladen, Brunswick, Columbus and New Hanover Counties. We currently operate 26 branches: seven in the Charleston market, eight in the Myrtle Beach market, nine in southeastern North Carolina and two in other South Carolina markets. We also operate loan production offices in Greenville, South Carolina and Wilmington, North Carolina.

The following table presents, for each county where we operated as of December 31, 2014, the number of bank branches operated by the Bank within the county, the approximate amount of deposits with the Bank in the county as of December 31, 2014 and our approximate deposit market share in the county at June 30, 2014 (the latest date for which such data is available).

County	Number of Branches	Deposits (in millions)	Market Share
Charleston	4	$415.4	5.08%
Horry	7	$261.7	5.07%
Dorchester	3	$113.9	9.29%
Columbus	3	$98.1	13.30%
Brunswick	5	$86.6	5.31%
Bladen	1	$24.8	9.88%
Lancaster	1	$9.9	2.18%
Georgetown	1	$8.8	0.75%
Berkeley (1)	1	N/A	N/A

(1) - This office opened after June 30, 2014

Our primary markets in Charleston and Dorchester counties are heavily influenced by the diverse economic mix of the Charleston region. The region is home to the Port of Charleston, one of the busiest container ports along the Southeast and Gulf Coasts, as well as a number of national and international manufacturers, including Boeing South Carolina and Robert Bosch LLC. The region also benefits from a thriving tourism industry. In addition, a number of academic institutions are located within the region, including the Medical University of South Carolina, The Citadel, The College of Charleston, Charleston Southern University, Trident Technical College, and The Charleston School of Law. Charleston also hosts military installations for the U.S. Navy, Marine Corp, U.S. Air Force, U.S. Army, and U.S. Coast Guard.

The Myrtle Beach area, also known as the Grand Strand, is a 60-mile stretch of beaches extending south from the South Carolina/North Carolina state line (Horry County) to Pawleys Island (Georgetown County) and is consistently ranked as one of the top vacation destinations in the country. Accordingly, the economy of the region is dominated by the tourism and retail industries. Our markets in southeastern North Carolina are contiguous to Horry County, South Carolina and the Grand Strand.

We believe that this diversified economic base of our market areas has reduced, and will likely continue to reduce, their economic volatility. Our markets have experienced steady economic and population growth over the past 10 years, and we expect that the area, as well as the business and tourism industries needed to support it, will continue to grow.

Competition

The banking business is highly competitive, and we experience competition in our market areas from many other financial institutions.  Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits.  We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions, such as SunTrust, Bank of America, Wells Fargo and BB&T.  These institutions offer some services, including extensive and established branch networks, that we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Lending Activities

General. We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans and consumer loans. Our customers are generally individuals and small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. We have focused our lending activities primarily on the professional market, including doctors, dentists, small business to medium sized owners and commercial real estate developers.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds the maximum senior officer’s lending authority, the loan request will be considered by the management loan committee, or MLC, which is comprised of five members, all of whom are part of the senior management team of the Bank. The MLC meets weekly to approve loans with total loan commitments exceeding $1.0 million. The loan authority of the MLC is equal to two-thirds of the legal lending limit of the Bank which is equivalent to the in-house loan limit. Total credit exposure above the in-house limit requires approval by the majority of the Board of Directors. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full Board of Directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2014, the maximum amount we could lend to one borrower is $17.0 million. However, our internal lending limit at December 31, 2014 is $11.3 million. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Real Estate Mortgage Loans. The principal component of our loan portfolio is loans secured by real estate mortgages. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.

These loans generally fall into one of two categories:

●	Residential Mortgage Loans and Home Equity Loans. We generally originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 90%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend to build their home. The options available depend on whether the borrower intends to begin building within 12 months of the lot purchase or at an undetermined future date. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 10 years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.
3

●	Commercial Real Estate. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We also generally require that a borrower’s cash flow exceed 120% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

Real Estate Construction and Development Loans. We offer fixed and adjustable rate residential and commercial construction loan financing to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. We believe that construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property. Specific risks include:

●         cost overruns;

●         mismanaged construction;

●         inferior or improper construction techniques;

●         economic changes or downturns during construction;

●         a downturn in the real estate market;

●         rising interest rates which may prevent sale of the property; and

●         failure to sell completed projects in a timely manner.

We attempt to reduce risk associated with construction and development loans by obtaining personal guarantees and by keeping the maximum loan-to-value ratio at or below 65%-85% of the lesser of cost or appraised value, depending on the project type. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow.

Commercial Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry, and professional service areas. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

Equipment loans typically will be made for a term of 10 years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Generally, we limit the loan-to-value ratio on these loans to 75% of cost. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange will generally be handled through a correspondent bank as agent for the Bank.

Our Charleston and Myrtle Beach markets have provided limited opportunities for us to develop a commercial and industrial (“C&I”) loan portfolio. The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase nationally syndicated C&I loans to retain in the loan portfolio. These loans typically have terms of seven years and are tied to a floating rate index such as LIBOR or prime. To effectively manage this new line of lending, the Company hired an experienced senior lending executive with relevant experience to lead and manage this area of the loan portfolio and engaged a consulting firm that specializes in syndicated loans.

Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 72 months. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Mortgage Banking Activities

As summarized below, our mortgage banking segment is comprised of two primary businesses: correspondent lending and loan servicing.

Correspondent Lending. Our mortgage banking operations are conducted mainly through the Bank’s wholesale mortgage origination subsidiary, Crescent Mortgage Company, which is headquartered in Atlanta, Georgia. These operations consist of the purchase of mortgage loans and table funded originations as well as the sale and servicing of a variety of residential mortgage loan products. Crescent Mortgage Company lends in 45 states and partners with over 2,000 community banks, credit unions, and quality mortgage brokers. Crescent Mortgage Company focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (FHA), Veterans Affairs (VA) and Rural Development standards (RD). Loans originated that meet FHA standards qualify for the FHA’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies.

Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) programs whereas loans that do not meet those standards are referred to as non-conforming residential real estate loans. In addition, Crescent Mortgage Company offers certain jumbo mortgage products which meet underwriting requirements of certain correspondent lenders. The Company’s strategy is to grow market share through superior service and competitive pricing and high quality mortgage products. Crescent Mortgage Company generally sells mortgages it acquires to a number of investors like FNMA and FHLMC or major banking correspondents.

Our mortgage banking profitability depends on maintaining sufficient volume of loan originations. Changes in the level of interest rates, competition and the local economy affect the number of loans originated and the amount of loan sales and loan fees earned.

Loan Servicing. We retain the rights to service loans, and collect a servicing fee for loans we sell on the secondary market, as part of our mortgage banking activities. These rights are known as mortgage servicing rights, or MSRs, where the owner of the MSR acts on behalf of the mortgage loan owner and has the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions. These duties typically include, but are not limited, to performing loan administration, collection, and default activities, collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans, supervising foreclosures, and property dispositions. Crescent Mortgage Company uses a third party sub-servicer to perform the servicing duties and responsibilities for which we pay a fee.

Deposit Products

We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas.  In addition, we offer certain retirement accounts. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our branch infrastructure will assist us in obtaining deposits from local customers in the future. Our retail customer deposits were $842.1 million at December 31, 2014, or 87.3% of our total deposits.

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an “emerging growth company,” we may take advantage of some or all of the reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	no requirement that we solicit non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

As a result, the information that we provide to our stockholders may be different from the information that you might receive from other public reporting companies in which you hold equity interests.

Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can elect to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period and (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act. At this time, we expect to remain an “emerging growth company” for the foreseeable future.

Employees

As of March 18, 2015, we had 394 total employees, including 372 full-time employees.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws and regulations generally are intended to protect consumers and depositors and not stockholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of those laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.

Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises

Markets in the United States and elsewhere experienced extreme volatility and disruption beginning in the latter half of 2007 from which they have not fully recovered. These circumstances exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and caused an overall loss of investor confidence. Loan portfolio performances deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers were unable to repay their loans, and the collateral securing these loans, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, the following regulatory and governmental actions were enacted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which, among other things, changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The Dodd-Frank Act is focused in large part on the financial services industry, particularly bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that will affect us, including:

Minimum Leverage and Risk-Based Capital Requirements. Under the Dodd-Frank Act, the appropriate Federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions. As a result, the Bank will be subject to at least the same capital requirements and must include the same components in regulatory capital.

Deposit Insurance Modifications. The Dodd-Frank Act modifies the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Dodd-Frank Act also permanently raises the standard maximum insurance amount to $250,000.

Creation of New Governmental Authorities. The Dodd-Frank Act creates various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau, or CFPB, an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The rules took effect January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards - for example, a borrower’s debt-to-income ratio may not exceed 43% - and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

Executive Compensation and Corporate Governance Requirements. The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which stockholders may vote on the compensation of the company’s named executive officers. In addition, if such companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, stockholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the Dodd-Frank Act may impact our corporate governance. For instance, the Dodd-Frank Act requires the SEC to adopt rules:

●	prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and

●	requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

The Dodd-Frank Act also authorizes the SEC to issue rules allowing stockholders to include their own nominations for directors in a company’s proxy solicitation materials. Many provisions of the Dodd-Frank Act require the adoption of additional rules to implement the changes. In addition, the Dodd-Frank Act mandates multiple studies that could result in additional legislative Action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

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

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2014 for advanced approaches banking organizations, and on January 1, 2015 for other covered banking organizations, including the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

●	a new common equity Tier 1 risk-based capital ratio of 4.5%;

●	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

●	a total risk-based capital ratio of 8% (unchanged from current requirements);

●	a leverage ratio of 4%; and

●	a new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations, resulting in a leverage ratio requirement of 7% for such institutions.

Under the rule, Tier 1 capital is redefined to include two components: common equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, common equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in common equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 common equity, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The current capital rules require certain deductions from or adjustments to capital.  The final rule retains many of these deductions and adjustments and also provides for new ones.  As a result, deductions from common equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses.  Savings associations also must deduct investments in certain subsidiaries.  Other deductions will be necessary from different levels of capital.

Additionally, the rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities).  The amount in each category that exceeds 10% of common equity Tier 1 capital must be deducted from common equity Tier 1 capital.  The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of common equity Tier 1 capital must be deducted from common equity Tier 1 capital.  Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (“AOCI”) is presumptively included in common equity Tier 1 capital and often would operate to reduce this category of capital.  The rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI.  The rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not  includable in common equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The ultimate impact of the Basel III rule on the Company and the Bank is currently being reviewed and is dependent upon when certain requirements of the rule will be fully phased in. While the rule contains several provisions that would affect the mortgage lending business, at this point we cannot determine the ultimate effect that the rule will have upon our earnings or financial position.

Proposed Legislation and Regulatory Action

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” On December 10, 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies and the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The deadline for compliance with the Volcker Rule is July 21, 2015.

Proprietary trading includes the purchase or sale as principal of any security, derivative, commodity future, or option on any such instrument for the purpose of benefitting from short-term price movements or realizing short-term profits. Exceptions apply, however. Trading in U.S. Treasuries, obligations or other instruments issued by a government sponsored enterprise, state or municipal obligations, or obligations of the FDIC is permitted. A banking entity also may trade for the purpose of managing its liquidity, provided that it has a bona fide liquidity management plan. Trading activities as agent, broker or custodian; through a deferred compensation or pension plan; as trustee or fiduciary on behalf of customers; in order to satisfy a debt previously contracted; or in repurchase and securities lending agreements are permitted. Additionally, the Volcker Rule permits banking entities to engage in trading that takes the form of risk-mitigating hedging activities.

The covered funds that a banking entity may not sponsor or hold on ownership interest in are, with certain exceptions, funds that are exempt from registration under the Investment Company Act of 1940 because they either have 100 or fewer investors or are owned exclusively by “qualified investors” (generally, high net worth individuals or entities). Wholly owned subsidiaries, joint ventures and acquisition vehicles, foreign pension or retirement funds, insurance company separate accounts (including bank-owned life insurance), public welfare investment funds, and entities formed by the FDIC for the purpose of disposing of assets are not covered funds, and a bank may invest in them. Most securitizations also are not treated as covered funds.

The regulation as issued on December 10, 2013, treated collateralized debt obligations backed by trust preferred securities as covered funds and accordingly subject to divestiture. In an interim final rule issued on January 14, 2014, the agencies exempted collateralized debt obligations, or CDOs, issued before May 19, 2010, that were backed by trust preferred securities issued before the same date by a bank with total consolidated assets of less than $15 billion or by a mutual holding company and that the bank holding the CDO interest had purchased before December 10, 2013, from the Volcker Rule prohibition. This exemption does not extend to CDOs backed by trust-preferred securities issued by an insurance company.

Carolina Financial Corporation

The Company owns 100% of the outstanding capital stock of the Bank, and therefore is considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHCA”). As a result, the Company is primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the BHCA and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, the Company also is subject to the South Carolina Banking and Branching Efficiency Act.

Permitted Activities. Under the BHCA, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

●	banking or managing or controlling banks;

●	furnishing services to or performing services for our subsidiaries; and

●	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

●	factoring accounts receivable;

●	making, acquiring, brokering or servicing loans and usual related activities;

●	leasing personal or real property;

●	operating a non-bank depository institution, such as a savings association;

●	trust company functions;

●	financial and investment advisory activities;

●	conducting discount securities brokerage activities;

●	underwriting and dealing in government obligations and money market instruments;

●	providing specified management consulting and counseling activities;

●	performing selected data processing services and support services;

●	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

●	performing selected insurance underwriting activities.

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status but may elect such status in the future as our business matures. If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Change in Control. In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

Source of Strength. There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. In accordance with Federal Reserve policy, the Company is required to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which it might not otherwise do so. Under the Federal Deposit Insurance Corporate Improvement Act of 1991, or FDICIA, to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act, FDIA, require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the Bank.

Further, any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements. The Federal Reserve imposes certain capital requirements on the bank holding company under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “CresCom Bank.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Dividends. Since the Company is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Further, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

In addition, since the Company is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions as described below in “CresCom Bank – Dividends.”

South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “SCBFI”). We are not required to obtain the approval of the SCBFI prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must obtain approval from the SCBFI prior to engaging in the acquisition of branches, a South Carolina state chartered bank, or another South Carolina bank holding company.

CresCom Bank

The Bank’s primary federal regulator is the FDIC. In addition, the Bank is regulated and examined by the SCBFI. Deposits in the Bank are insured by the FDIC up to a maximum amount of $250,000, pursuant to the provisions of the Dodd-Frank Act.

The SCBFI and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

●	security devices and procedures;

●	adequacy of capitalization and loss reserves;

●	loans;

●	investments;

●	borrowings;

●	deposits;

●	mergers;

●	issuances of securities;

●	payment of dividends;

●	interest rates payable on deposits;

●	interest rates or fees chargeable on loans;

●	establishment of branches;

●	corporate reorganizations;

●	maintenance of books and records; and

●	adequacy of staff training to carry on safe lending and deposit gathering practices.
13

The FDIC requires that the Bank maintain specified ratios of capital to assets and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios: Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The Bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

The current minimum capital ratios for both the Company and the Bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well capitalized,” the Bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system are discussed in greater detail below. See additional discussion related to Basel III above.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

●	internal controls;

●	information systems and audit systems;

●	loan documentation;

●	credit underwriting;

●	interest rate risk exposure; and

●	asset quality.

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

●	Well Capitalized - The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a Tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

●	Adequately Capitalized - The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a Tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.
14

●	Undercapitalized - The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a Tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

●	Significantly Undercapitalized - The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a Tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

●	Critically Undercapitalized - The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

If the FDIC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If a bank is not well capitalized, it cannot accept brokered deposits without prior regulatory approval. In addition, a bank that is not well capitalized cannot offer an effective yield in excess of 75 basis points over interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, the FDIC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

Significantly undercapitalized categorized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause a bank to become undercapitalized, it could not pay a management fee or dividend to the bank holding company.

As of December 31, 2014, the Bank was deemed to be “well capitalized.”

As further described above under “Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises – Basel Capital Standards,” the Basel Committee released in June 2011 a revised framework for the regulation of capital and liquidity of internationally active banking organizations. The new framework is generally referred to as “Basel III”. As discussed above, when fully phased in, Basel III will require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On July 7, 2013, the Federal Reserve adopted a final rule implementing the Basel III standards and complementary parts of Basel II and Basel 2.5. On July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The requirements in the rule began to phase in on January 1, 2014 for advanced approaches banking organizations, and on January 1, 2015 for other covered banking organizations, including the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

Standards for Safety and Soundness. The Federal Deposit Insurance Act also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Regulatory Examination. The FDIC also requires the Bank to prepare annual reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

●	internal controls;

●	information systems and audit systems;

●	loan documentation;

●	credit underwriting;

●	interest rate risk exposure; and

●	asset quality.

Transactions with Affiliates and Insiders. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

The Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. Covered transactions between a bank and a financial subsidiary are now fully subject to all of the restrictions in Section 23A. The Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Dividends. The Company’s principal source of cash flow, including cash flow to pay dividends to its stockholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the SCBFI, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the SCBFI. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Branching. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the SCBFI. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

Anti-Tying Restrictions. Under amendments to the BHCA and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act. The Community Reinvestment Act, or CRA, requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our Bank.

The Gramm-Leach-Bliley Act, or GLBA, made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest CRA examination.

On June 4, 2012, the as of date of the most recent examination, the Bank received a “satisfactory” CRA rating.

Financial Subsidiaries. Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. The Company has one financial subsidiary, Carolina Services Corporation of Charleston.

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

●	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

●	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

●	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

●	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act/Bank Secrecy Act. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The USA PATRIOT Act, amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the U.S. Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the Federal Bureau of Investigation can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control, or OFAC, which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the bank’s regulatory authority an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2013 equaled 1.085 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Incentive Compensation. In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Item 1A.  Risk Factors

Our business is subject to certain risks, including those described below.  If any of the events described in the following risk factors actually occurs then our business, results of operations and financial condition could be materially adversely affected.  More detailed information concerning these risks is contained in other sections of this report, including “Part I, Item 1: Business” and “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business

Negative developments in the financial industry, the domestic and international credit markets, and the economy in general pose significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations.

Negative developments that began in the latter half of 2007 and that have continued since then in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets and a general economic downturn, both nationally and in our South Carolina markets. The economy’s recovery from these negative developments has been slow and inconsistent in many markets, including some in the Carolinas. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances deteriorated at many institutions, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. As a result, we may face the following risks:

●	economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate;

●	market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;

●	the processes that we use to estimate our allowance for loan and lease losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;

●	the value of our securities portfolio may decline; and

●	we face increased regulation of our industry, and the costs of compliance with such regulation may increase.

These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition, results of operations and the price of our common stock.

Our mortgage banking profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

Mortgage production, especially refinancing activity, typically declines in a rising interest rate environment. During 2009-2013, there was a period of historically low interest rates; however, the low interest rate environment likely will not continue indefinitely. During the third quarter of 2013, mortgage interest rates began to rise and, as a result, mortgage production began to slow. Nationally, 2014 mortgage originations decreased approximately 50% from 2013 levels, resulting in a significant reduction in origination revenues and operating margins. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. As our level of mortgage production declines, the profitability from our mortgage operations will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by the government sponsored entities, or GSEs, and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are government-sponsored enterprises whose activities are governed by federal law, any future changes in laws that significantly affect the activity of the GSEs could, in turn, adversely affect our operations. In September 2008, the GSEs were placed into conservatorship by the U.S. government. Although to date the conservatorship has not had a significant or adverse effect on our operations, it remains unclear whether these events or further changes would significantly and adversely affect our operations. The government and others have provided options to reform the GSEs, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the GSEs and other institutional and non-institutional investors. Our ability to remain eligible to originate and securitize government insured loans may also depend on having an acceptable peer-relative delinquency ratio for FHA loans and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines.

Any significant impairment of our eligibility with any of the GSEs would materially adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time-to-time by the sponsoring entity which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.

An increase in our nonperforming assets would adversely impact our earnings.

Our nonperforming assets may increase in future periods. Nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses, which are recorded as a charge to income. From time to time, we also write down the other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to the other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities.

We could record other-than-temporary impairment on our securities portfolio. In addition, we may not receive full future interest payments on these securities.

We review our investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment, OTTI. Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospect of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or a portion may be recognized in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment.

At December 31, 2014, the Company had 26 individual securities available-for-sale in an unrealized loss position. In addition, the Company had four individual investments held to maturity that were in unrealized loss in held-to-maturity consisting of pooled trust preferred securities. The Company believes, based on industry analyst reports and third-party OTTI evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in these securities, credit ratings and credit quality concerns. There are three additional asset-backed securities classified as held-to-maturity securities that had OTTI expense recorded in prior years, but did not incur OTTI expense during fiscal 2014 or 2013. Other than these three held-to-maturity securities, management believes that there are no other securities other-than-temporarily impaired at December 31, 2014. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to our securities portfolio constitutes additional impairment that is other than temporary, which could result in material losses to us. These factors include, but are not limited to, a continued failure by an issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

We may not be able to continue to support the realization of our deferred tax asset.

We calculate income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires the use of the asset and liability method. In accordance with this, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from reversals of deferred tax liabilities, potential utilization of net operating loss carrybacks, tax planning strategies and future taxable income. At December 31, 2014, our net deferred tax asset was $4.7 million, for which we have not established a valuation allowance. We recognized the deferred tax asset because management believes, based on earnings and detailed financial projections, that it is more likely than not that we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. There can be no assurance that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, this would require us to incur a charge to operations that would adversely affect our capital position.

At December 31, 2014, we had $4.7 million of allowable net deferred tax assets for regulatory capital purposes, which is the amount that is expected to be recovered based on a two-year net operating loss carryback and the next four quarters calculation. There is no assurance that we will be able to continue to recognize any, or all, of the deferred tax asset for regulatory capital purposes.

We may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

We act as servicer for approximately $1.9 billion of mortgage loans owned by third parties as of December 31, 2014. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination as servicer if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

In some cases, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. We may incur costs if we are required to, or if we elect to, re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to us. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. We may incur liability to securitization investors relating to delays or deficiencies in our processing of mortgage assignments or other documents necessary to comply with state law governing foreclosures. The fair value of our mortgage servicing rights may be negatively affected to the extent our servicing costs increase because of higher foreclosure costs. We may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices or in the foreclosure practices of other mortgage loan servicers. Any of these actions may harm our reputation or negatively affect our home lending or servicing business.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition.

When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the government sponsored enterprises, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnification of buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated through our broker or correspondent channels, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to purchasers, guarantors and insurers of mortgage loans against us. We face further risk that the originating broker or correspondent, if any, may not have financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser, guarantor or insurer enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

●	the duration of the credit;

●	credit risks of a particular customer;

●	changes in economic and industry conditions; and

●	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

●	an ongoing review of the quality, mix, and size of our overall loan portfolio;

●	our historical loan loss experience;

●	evaluation of economic conditions;

●	regular reviews of loan delinquencies and loan portfolio quality; and

●	the amount and quality of collateral, including guarantees, securing the loans.

There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for probable losses caused by customer loan defaults. The allowance for loan losses may not be adequate to cover actual loan losses, and in this case additional and larger provisions for loan losses would be required to replenish the allowance. Provisions for loan losses are a direct charge against income.

We establish the amount of the allowance for loan losses based on historical loss rates, as well as estimates and assumptions about future events. Because of the extensive use of estimates and assumptions, our actual loan losses could differ, possibly significantly, from our estimate. We believe that our allowance for loan losses is adequate to provide for probable losses, but it is possible that the allowance for loan losses will need to be increased for credit reasons or that regulators will require us to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which could be exacerbated by potential climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2014, we had approximately $317.9 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 40.8% of our total loans outstanding as of that date. Approximately 56.7%, or $176.8 million, of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2014, commercial business loans comprised 10.6% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Further downturns or a slower recovery in the real estate markets in our primary market areas could significantly adversely impact our business.

Our business activities and credit exposure are primarily concentrated in Charleston, Dorchester, and Horry counties in South Carolina. The Company’s primary markets in Charleston and Dorchester counties are heavily influenced by the Port of Charleston, the military, the medical industry and national and international industries. The Company’s primary market areas in Horry County and adjacent counties in North Carolina are heavily influenced by tourism, retirement living, and retail. The real estate markets have experienced a significant decline in these markets in recent years and, if these economic drivers experience further downturns or recover more slowly than expected, real estate in the Company’s markets may experience further declines. If real estate values in our markets decline, the collateral for these loans will provide less security. As a result, the borrower’s ability to pay, or the Company’s ability to recover on defaulted loans by selling the underlying collateral, would be diminished.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

Most of our commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important customer sector, our results of operations and financial condition and the value of our common stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract customers.

The banking business is highly competitive, and we experience competition in our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our markets, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC’s Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank’s overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Our funding sources may prove insufficient to replace deposits and support future growth.

We rely on customer deposits, including brokered deposits, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve, and other borrowings to fund operations. Although the Company has historically been able to replace maturing deposits and advances, if desired, no assurance can be given that we would be able to replace such funds in the future if the financial condition of the FHLB or programs sponsored by the Federal Reserve, regulatory restrictions on brokered deposits or regulatory restrictions on the pricing of local deposits or other market conditions were to change. In addition, certain borrowing sources are on a secured basis. The FHLB has become more restrictive on the types of collateral it will accept and the amount of borrowings allowed on acceptable collateral. Due to changes applied by rating agencies on bonds, changes in collateral requirements or deteriorating loan quality, outstanding borrowings could be required to be repaid, incurring prepayment penalties. Our financial flexibility will be severely constrained if we are unable to maintain access to funding at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future operations, our revenues may not increase proportionally to cover these costs. In addition, Crescent Mortgage Company funds mortgage loans held for sale through a purchase and sale agreement with the Bank. A decline in economic conditions could affect Crescent Mortgage Company’s ability to fund loans held for sale.

Our operating results have been highly dependent upon the results of our mortgage subsidiary, Crescent Mortgage Company.

There are a number of items that could adversely affect the volumes and margin of the Company’s mortgage banking operations. These include, but are not limited to, the Federal Reserve’s monetary policy including its quantitative easing program, aggressively low rates, reduction in prices paid by the mortgage banking aggregators, aggressive competition, the housing market recovery, the status and financial condition of Fannie Mae and Freddie Mac, potential changes in Fannie Mae and Freddie Mac lending guidelines and programs, proposed changes in the FHA lending requirements, extensive regulatory changes and liquidity. Should these factors significantly impact production of mortgages, it is likely that the Company’s earnings would be adversely affected.

Our mortgage subsidiary’s operations are exposed to significant repurchase risk.

Crescent Mortgage Company is exposed to significant repurchase risk on mortgage loan production related to potential reimbursements for loans sold to third parties for borrower fraud, underwriting and documentation issues, early defaults and prepayments of sold loans. If the Company experiences significant losses related to repurchase risk, it is possible that the reserve established for such exposure is not adequate. The Company continues to receive repurchase requests. The Company evaluates each request and provides estimated reserves as necessary. We believe that the reserve related to repurchase risk is adequate to absorb probable losses; however, we cannot predict these losses or whether our reserve will be adequate. Any of these occurrences could materially and adversely affect our business, financial condition and profitability.

The value of our loan servicing portfolio may become impaired in the future.

As of December 31, 2014, Crescent Mortgage Company serviced approximately $1.9 billion of loans. At that date, our mortgage loan servicing rights were recorded as an asset with a carrying value of approximately $10.2 million. We expect that our loan servicing portfolio will increase in the future. If interest rates decline and the actual and expected mortgage loan prepayment rates increase or other factors that cause a reduction of the valuation of our mortgage servicing asset, the Company could incur an impairment of its mortgage loan servicing asset.

Hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business.

The Company operates in markets that are susceptible to hurricanes and other natural disasters. Large-scale natural disasters may significantly affect loan portfolios by damaging properties pledged as collateral, affecting the economies our borrowers live in, and by impairing the ability of the borrower to repay their loans.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Depending on the terms and maturities of our assets and liabilities, we believe it is more likely than not a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

We are dependent on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Jerold L. Rexroad, the Company’s President and Chief Executive Officer, has extensive and long-standing ties within our primary markets. Mr. Rexroad has substantial experience in banking operations, wholesale mortgage operations, investment securities, and mergers and acquisitions. If we lose the services of Mr. Rexroad he would be difficult to replace and our business and development could be materially and adversely affected.

David L. Morrow, the Bank’s President and Chief Executive Officer, also has extensive and long-standing ties within our primary markets and substantial commercial lending experience within our Charleston and Myrtle Beach markets. If we lose the services of Mr. Morrow, he would be difficult to replace and our business and development could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our business strategy and seriously harm our business, results of operations, and financial condition.

The Dodd-Frank Act may have a material adverse effect on our operations.

The Dodd-Frank Act imposes significant regulatory and compliance changes on banks and bank holding companies. The key effects of the Dodd-Frank Act on our business are:

●	changes to regulatory capital requirements;

●	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;
28

●	creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products);

●	potential limitations on federal preemption;

●	changes to deposit insurance assessments;

●	regulation of debit interchange fees we earn;

●	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

●	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital.  The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim final.”  The requirements in the rule began to phase in on January 1, 2014 for advanced approaches banking organizations, and on January 1, 2015 for other covered banking organizations, including the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019. These rules substantially amend the regulatory risk-based capital rules applicable to us.

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. common equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1.  This deduction phases in over a three-year period from 2015 through 2017.  We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels close to the deduction thresholds by a combination of sales of portions of these assets from time to time either on a flowing basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sales from mortgage loans sold into securitizations must be deducted in full from CET1.  This requirement phases in over three years from 2015 through 2017.  Under the earlier rule and through 2014, no deduction was required.

Beginning in 2015, our minimum capital requirements will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a require CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements currently for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient we would be subject to liability, including fines and regulatory actions, such as restrictions on our ability to pay dividends, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Since 2013, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan.  Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations.  In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

Our common stock was registered under the Exchange Act in 2014, thereby subjecting the Company to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations have and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We also expect that being a public reporting company and these new rules and regulations will increase the costs of our director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this report and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the bank. Any such losses could have a material adverse affect on our financial condition and results of operations.

We may face risks if we seek to expand through acquisitions or mergers.

From time to time, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

●	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

●	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

●	the risk of loss of key employees and customers.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Our ability to pay cash dividends may be limited by regulatory restrictions, by our Bank’s ability to pay cash dividends to the Company and by our need to maintain sufficient capital to support our operations. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the SCBFI, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the SCBFI. If our Bank is not permitted to pay cash dividends to the Company, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties, including the South Carolina Department of Revenue, which had customer records exposed in a 2012 cyber attack, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

Negative public opinion surrounding our Company and the financial institutions industry generally could damage our reputation and adversely impact our earnings and our ability to make loans or to acquire deposits.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, without limitation, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about our audit and the financial statements (auditor discussion and analysis). As a result of the foregoing, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If investors find our common stock less attractive as a result of our status as an emerging growth company, there may be less liquidity for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.

Risks Related to Our Common Stock

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Several factors could cause our stock price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking regulations, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

Future sales of our stock by our stockholders or the perception that those sales could occur may cause our stock price to decline.

Although our common stock is listed on the Nasdaq Global Market under the symbol “CARO,” the trading volume in our common stock is lower than that of other larger financial services companies . A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us. If we have to issue shares of common stock, they will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. We cannot provide assurance that such financing will be available to us on acceptable terms or at all, or if we do raise additional capital that it will not be dilutive to existing stockholders.

If we determine, for any reason, that we need to raise capital, our board generally has the authority, without action by or vote of the stockholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. Any issuance of additional shares of stock will dilute the percentage ownership interest of our stockholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of shares and may dilute the economic and voting ownership interest of our existing stockholders.

Our board of directors may issue shares of preferred stock that would adversely affect the rights of our common stockholders.

Our authorized capital stock includes 200,000 shares of preferred stock of which no preferred shares are issued and outstanding. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our certificate of incorporation, our board of directors is empowered to determine:

●	the designation of, and the number of, shares constituting each series of preferred stock;

●	the dividend rate for each series;

●	the terms and conditions of any voting, conversion and exchange rights for each series;

●	the amounts payable on each series on redemption or our liquidation, dissolution or winding-up;

●	the provisions of any sinking fund for the redemption or purchase of shares of any series; and

●	the preferences and the relative rights among the series of preferred stock.

We could issue preferred stock with voting and conversion rights that could adversely affect the voting power of the shares of our common stock and with preferences over the common stock with respect to dividends and in liquidation.

Our securities are not FDIC insured.

Our securities, including our common stock, are not savings or deposit accounts or other obligations of the Bank, are not insured by the Deposit Insurance Fund, the FDIC or any other governmental agency and are subject to investment risk, including the possible loss of principal.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main office is located at 288 Meeting Street, Charleston, South Carolina 29401-1575.  In addition, the Bank operates 25 additional branches located along the coastal region of South Carolina.  The addresses of these offices are provided below. In addition to our main office and branches, we also operate Crescent Mortgage Company, which is headquartered in Atlanta, Georgia, Carolina Services Corporation of Charleston, with Carolina Services Corporation’s operations conducted from our West Ashley location, and loan production offices in Greenville, South Carolina and Wilmington, North Carolina. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

Office	Address	City, State, Zip	Lease/Own
Myrtle Beach Office	991 38th Avenue N.	Myrtle Beach, South Carolina 29577	Own
North Myrtle Beach Office	700 Main Street	North Myrtle Beach, South Carolina 29582	Land Lease
Conway Office	2069 Highway 501 East	Conway, South Carolina 29526	Land Lease
Garden City Office	2636 South Highway 17 Business	Garden City, South Carolina 29576	Own
Socastee Office	4506 Highway 707	Myrtle Beach, South Carolina 29588	Own
Meeting Street Office	288 Meeting Street	Charleston, South Carolina 29401-1575	Lease
West Ashley Office	884 Orleans Road	Charleston, South Carolina 29407-4937	Own
James Island Office	430 Folly Road	Charleston, South Carolina 29412-2641	Own
Summerville Office	200 North Cedar Street	Summerville, South Carolina 29483-6404	Own
Mount Pleasant Office	1492 Stuart Engals Blvd	Mt. Pleasant, South Carolina 29464	Own
North Charleston Office	8485 Dorchester Road	N. Charleston, South Carolina 29420-7307	Own
Litchfield/Pawleys Island Office	13021 Ocean Highway	Pawleys Island, South Carolina 29585	Own
St. George Office	5561 Memorial Boulevard	St. George, South Carolina 29477	Own
Cane Bay Office	1274 State Road, Suite 4C	Summerville, South Carolina 29483	Lease
Crescent Mortgage Company	5901 Peachtree Dunwoody Road NE	Atlanta, GA 30328	Lease
Conway 16th Ave Office	1230 16th Avenue	Conway, South Carolina 29526	Lease
Little River Office	1180 Highway 17	Little River, South Carolina 29566	Own
Heath Springs Office	202 N Main Steet	Heath Springs, South Carolina 29058	Own
Whiteville Office	110 N J K Powell Blvd	Whiteville, North Carolina 28472	Own
Chadbourn Office	111 Strawberry Blvd	Chadbourn, North Carolina 28431	Lease
Tabor City Office	105 Hickman Rd	Tabor City, North Carolina 28463	Lease
Elizabethtown Office	306 S Poplar Street	Elizabethtown, North Carolina 28337	Land Lease
Shallotte Office	200 Smith Avenue	Shallotte, North Carolina 28459	Own
Sunset Beach Office	7290-17 Beach Drive SW	Ocean Isle Beach, North Carolina 28469	Lease
Holden Beach Office	3178 Holden Beach Road SW	Supply, North Carolina 28462	Lease
Southport Howe St Office	115 North Howe Street	Southport, North Carolina 48461	Lease
Southport Supply Rd Office	4945 Southport-Supply Road	Southport, North Carolina 48461	Land Lease

Item 3. Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

As of March 6, 2015, there were approximately 498 stockholders of record of our common stock. Our common stock was listed on the NASDAQ Capital Market on July 1, 2014. From October 9, 2013 to June 30, 2014, our common stock was quoted on the OTCQB marketplace (the “OTCQB”) and a sponsoring broker-dealer matched buy and sell orders for our common stock. Although our common stock was quoted on the OTCQB during this period, the trading markets on the OTCQB lack the depth, liquidity, and orderliness necessary to maintain a liquid market. The OTCQB prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The following table sets forth the high and low sales price information as reported by NASDAQ or OTCQB quotations, as applicable, for each quarter since October 9, 2013, and the dividends per share declared on our common stock in each quarter of 2013 and 2014. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2014
Quarter Ended December 31, 2014	$20.970	$12.675	$0.03
Quarter Ended September 30, 2014	14.495	9.925	0.03
Quarter Ended June 30, 2014	10.750	9.700	0.03
Quarter Ended March 31, 2014	11.750	7.688	0.03
2013
Quarter Ended December 31, 2013	10.000	7.250	0.02
Quarter Ended September 30, 2013	N/A	N/A	N/A
Quarter Ended June 30, 2013	N/A	N/A	N/A
Quarter Ended March 31, 2013	N/A	N/A	N/A

We are authorized to pay dividends as declared by our board of directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. On July 26, 2013, our board of directors approved the initiation of a quarterly cash dividend to our common shareholders. Future dividends will be subject to board approval. As we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our shareholders is dividends we receive from the Bank. For that reason, our ability to pay dividends is subject to the limitations that apply to the Bank. For more information on restrictions on payments of dividends, see Note 20 “Capital Requirements and Other Restrictions” included in Part II, Item 8 – Financial Statements and Supplementary Data.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, with respect to shares of our common stock that may be issued under existing equity compensation plans.

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders	123,268	$5.43	500,924
Equity compensation plans not approved by security holders	—	—	—
Total	123,268	$5.43	500,924

On January 15, 2014, the Board of Directors of the Company declared a two-for-one stock split to stockholders of record dated February 10, 2014, payable on February 28, 2014.

On October 15, 2014, the Board of Directors of the Company declared an additional two-for-one stock split to stockholders of record as of October 31, 2014, payable on November 14, 2014.

All share, earnings per share, and per share data have been retroactively adjusted to reflect this stock split for all periods presented in accordance with generally accepted accounting principles.

Item 6. Selected Financial Data

	For The Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Operating Data:

Interest income	$37,656	32,948	35,356	38,441	46,842
Interest expense	5,602	5,718	7,513	11,113	17,077
Net interest income	32,054	27,230	27,843	27,328	29,765
Provision for loan losses	—	(860)	2,707	10,735	30,755
Net interest income (loss) after provision for loan losses	32,054	28,090	25,136	16,593	(990)
Noninterest income	21,148	44,086	53,524	19,721	21,600
Noninterest expense	41,443	45,972	51,387	37,413	39,070
Income (loss) before income taxes	11,759	26,204	27,273	(1,099)	(18,460)
Income tax expense (benefit)	3,448	9,386	10,395	(128)	(5,872)
Net income (loss)	$8,311	16,818	16,878	(971)	(12,588)

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:

Total assets	$1,199,017	881,584	888,724	826,218	930,749
Interest-bearing cash	10,694	34,176	11,340	16,679	21,415
Securities available for sale	251,717	167,535	148,407	136,944	151,574
Securities held to maturity	25,544	24,554	9,166	9,401	9,848
Federal Home Loan Bank stock	5,405	4,103	6,413	7,185	11,129
Loans held for sale	40,912	36,897	144,849	80,007	82,615
Loans receivable, net	768,122	535,221	501,691	513,335	583,995
Allowance for loan losses	9,035	8,091	9,520	12,039	14,263
Deposits	964,190	697,581	653,247	621,803	689,814
Short-term borrowed funds	57,800	10,300	82,482	63,484	57,759
Long-term debt	61,740	74,540	64,840	80,390	123,339
Stockholders’ equity	93,700	82,227	67,514	45,655	46,494
39

	For The Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Average Balances:

Total assets	$990,773	889,851	837,066	858,432	1,018,130
Loans receivable	613,144	509,455	495,889	545,556	640,646
Deposits	777,622	696,784	641,085	649,002	742,409
Stockholders’ equity	88,474	76,322	54,002	47,003	50,065

Performance Ratios:

Return on average equity	9.39%	22.04%	31.25%	(2.07)%	(25.14)%
Return on average assets	0.84%	1.89%	2.02%	(0.11)%	(1.24)%
Average earning assets to average total assets	91.43%	91.38%	92.29%	92.24%	94.24%
Average loans receivable to average deposits	78.85%	73.12%	77.35%	84.06%	86.29%
Average equity to average assets	8.93%	8.58%	6.45%	5.48%	4.92%
Net interest margin	3.54%	3.35%	3.60%	3.45%	3.10%
Net interest margin - tax equivalent (1)	3.62%	3.41%	3.61%	3.45%	3.10%
Net (recovery) charge-offs to average loans receivable	(0.15)%	0.11%	1.05%	2.38%	4.61%
Non-performing assets to period end loans receivable	0.74%	3.24%	4.29%	7.84%	11.69%
Non-performing assets to total assets	0.47%	1.97%	2.42%	4.87%	7.33%
Non-performing loans to total loans	0.31%	2.04%	2.98%	6.50%	9.60%
Allowance for loan losses as a percentage of loans receivable (end of period) (2)	1.16%	1.49%	1.86%	2.29%	2.38%
Allowance for loan losses as a percentage of nonperforming loans	371.20%	73.03%	62.43%	35.24%	24.84%

	At or For The Years Ended December 31,
	2014	2013	2012	2011	2010
Per Share Data:

Book value (end of period)	$12.02	10.69	8.80	5.95	6.06
Basic earnings (loss)	1.07	2.19	2.20	(0.13)	(1.65)
Diluted earnings (loss)	1.05	2.13	2.20	(0.13)	(1.65)

Average common shares - basic	7,761,707	7,682,460	7,675,968	7,675,968	7,652,960
Average common shares - diluted	7,922,854	7,917,489	7,675,968	7,675,968	7,652,960

Note: Book value is calculated using common shares less unvested restricted shares.

(1)	The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

(2)	Included in loans receivable are approximately $80.3 million in acquired loans

On January 15, 2014, the Board of Directors of the Company declared a two-for-one stock split to stockholders of record dated February 10, 2014, payable on February 28, 2014.

On October 15, 2014, the Board of Directors of the Company declared an additional two-for-one stock split to stockholders of record as of October 31, 2014, payable on November 14, 2014.

All share, earnings per share, and per share data have been retroactively adjusted to reflect this stock split for all periods presented in accordance with generally accepted accounting principles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.  Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

We have made, and will continue to make, various forward-looking statements with respect to financial and business matters.  Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties.  Actual results may differ materially from those contained in these forward-looking statements.  For additional information regarding our cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Company Overview

The Company is a Delaware corporation and bank holding company that was incorporated in 1996 and began operations in 1997. It operates principally through CresCom Bank, a South Carolina state-chartered bank. Crescent Mortgage Company operates as a wholly-owned subsidiary of CresCom Bank. CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is a wholesale mortgage company that provides mortgage banking services to over 45 states and has partnered with over 2,000 community banks, credit unions and mortgage brokers.

During 2014, we registered our common stock with the Securities and Exchange Commission (the “SEC”) and became a public reporting company and listed our common stock on the NASDAQ Capital Market under the ticker symbol “CARO”. We experienced strong organic loan and deposit growth and completed two branch acquisitions in contiguous markets that have more than doubled our branch network. In addition, the Company added a branch in the Charleston market and a branch in the Myrtle Beach market along with two loan production offices, one each in Greenville, South Carolina and Wilmington, North Carolina.

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

In addition to earning interest on our loans and investments, we derive a portion of our income from Crescent Mortgage Company through net gain on sale of loans held for sale as well as servicing income. We also earn income through fees that we charge to our customers. Likewise, we incur other operating expenses as well.

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

Executive Summary of Operating Results

At December 31, 2014, our total assets were $1.2 billion, an increase of $317.4 million, from total assets of $881.6 million at December 31, 2013. The largest components of our total assets are loans receivable and securities which were $768.1 million and $277.2 million, respectively at December 31, 2014. Comparatively, our loans receivable and securities totaled $535.2 million and $192.1 million, respectively, at December 31, 2013. At December 31, 2014 loans held for sale were $40.9 million compared to $36.9 million as of December 31, 2013. Our liabilities and stockholders’ equity at December 31, 2014 totaled $1.1 billion and $93.7 million, respectively, compared to liabilities of $799.4 million and stockholders’ equity of $82.2 million at December 31, 2013. The principal components of our liabilities are deposits which were $964.2 million and $697.6 million at December 31, 2014 and 2013, respectively. The increase in total assets and deposits during 2014 primarily related to strong organic growth along with two branch acquisitions completed during the current year.

The Company reported net income available to common stockholders of approximately $8.3 million, or $1.05 per diluted share, for the year ended December 31, 2014, compared to $16.8 million, or $2.12 per diluted share for the year ended December 31, 2013. Our 2014 results include pretax acquisition related expenses associated with branch acquisitions of $1.4 million. The reduction in net income from period to period primarily relates to the decrease in income derived from the wholesale mortgage subsidiary. Nationally, 2014 mortgage originations have decreased approximately 50% from 2013 levels resulting in a significant reduction in origination revenues and operating margins. For the year ended December 31, 2014, mortgage originations for the Company were approximately $982.7 million, a decrease of 39.2%, as compared to originations of $1.6 billion for the year ended December 31, 2013.

Asset quality continued to improve during 2014, with nonperforming assets to total loans decreasing to 0.47% as of December 31, 2014 as compared to 1.97% as of December 31, 2013. Nonperforming loans decreased $8.7 million to $2.4 million as of December 31, 2014 as compared to $11.1 million at December 31, 2013. The decrease in nonperforming assets is a result of continued improvement in asset quality as well as the resolution of a large nonperforming loan relationship that paid off during the fourth quarter 2014.

The allowance for loan losses was $9.0 million, or 1.16% of total loans (1.28% of total non-acquired loans), at December 31, 2014, compared to $8.1 million, or 1.49% of total loans, at December 31, 2013. The Company experienced net recoveries of $944,000 during 2014 compared to net charge-offs of $569,000 during 2013. No provision expense was recorded during 2014 due to the continued improvement in asset quality as well as the net recoveries experienced. Comparatively, the Company recorded a negative provision of $860,000 during 2013, which was primarily related to the removal of a specific allocation on an impaired loan relationship as well as the overall improvement in the credit quality of our loan portfolio.

At December 31, 2014, the Company’s capital ratios exceeded “well capitalized” levels under applicable law. Stockholders’ equity totaled $93.7 million as of December 31, 2014, compared to $82.2 million at December 31, 2013. As planned, in 2014 due to strong loan growth and branch acquisitions, the Company was better able to leverage its capital. At December 31, 2014, the Bank’s Tier 1 capital ratio was 9.40% compared to 11.01 % at December 31, 2013. At December 31, 2014, the Bank’s total risk-based capital ratio was 13.02% compared to 16.66% at December 31, 2013.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our consolidated financial statements within Item 8 “Financial Statements and Supplementary Data” elsewhere in this report.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations. Management has reviewed and approved these critical accounting policies and discussed them with the audit committee of the Board of Directors.

Allowance for Loan Losses. The allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Other-Than Temporary Impairment. The evaluation and recognition of other-than-temporary impairment, or OTTI, on certain investments including our private label mortgage-backed securities and trust preferred securities requires significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security. Under different conditions or utilizing different assumptions, the actual OTTI realized by us may be different from the actual amounts recognized in our consolidated financial statements. See Note 4 to the consolidated financial statements to within Item 8 “Financial Statements and Supplementary Data” for the disclosure of certain assumptions used in the financial statements during the years ended December 31, 2014 and 2013.

Derivatives. The determination of fair value related to derivatives of the Company requires significant judgment and estimates. The primary uses of derivative instruments are related to the mortgage banking activities of the Company. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (“interest rate lock commitments”) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans (“forward commitments”). The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in net gain on sale of loans held for sale within noninterest income section of the consolidated statements of operations.

Derivative instruments not related to mortgage banking activities, including interest rate swap agreements, that do not satisfy the hedge accounting requirements, are recorded at fair value and changes in fair value are recognized in noninterest income in the consolidated statements of operations.

For additional discussion related to the determination of fair value related to derivative instruments, see Note 5 to the consolidated financial statements within Item 8 “Financial Statements and Supplementary Data.”

Mortgage Repurchase Reserve. The establishment of the mortgage repurchases reserves related to various representations and warranties related to mortgages sold in the secondary market. Management’s estimate of losses require significant judgment and estimates. Some of the more critical factors are incorporated into the estimation of the mortgage repurchase reserve include the defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, changes in regulatory repurchase framework, and projected loss severity. The Company establishes a reserve at the time loans are sold and continually updates the reserve estimate during the estimated loan life. To the extent that economic conditions and the housing market do not recover or future investor repurchase demand and appeals success rates differ from past experience, the Company could continue to have increased demands and increased loss severities on repurchases, causing future additions to the repurchase reserve. Refer to the “Mortgage Operations” below for additional discussion.

Business Combinations . The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. As provided for under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to the audited consolidated financial statements within Item 8 “Financial Statements and Supplementary Data.”

Results of Operations

Summary

Our net income available to common stockholders was approximately $8.3 million, or $1.05 per diluted share, for the year ended December 31, 2014, compared to net income of $16.8 million, or $2.12 per diluted share for the year ended December 31, 2013. The 2014 results include pretax acquisition related expenses associated with branch acquisitions of $1.4 million.

During the third quarter of 2013, mortgage interest rates began to rise and the overall economy remained sluggish. As a result, mortgage loan production began to slow down. As the overall mortgage originations volumes declined, there was a corresponding reduction in margins earned due to competitive pressures. Additionally, there has been a significant decline in mortgage applications, which reached almost twenty year industry lows, a trend that has continued throughout 2014. For the year ended December 31, 2014, mortgage originations were approximately $982.7 million, a decrease of 39.2%, as compared to originations of $1.6 billion for the year ended December 31, 2013.

Details of the changes in the various components of net income are further discussed below.

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

For the years ended December 31, 2014 and 2013, our net interest income was $32.1 million and $27.2 million, respectively. The $4.8 million, or 17.7%, increase in net interest income during 2014 was related to several factors including an increase in average earnings assets balances and yields as well as a decrease in rates paid on interest-bearing liabilities and a shift to lower cost of funding. Included in interest income for loans for the years ended December 31, 2014 was $793,000 of back interest recognized related to the resolution of nonperforming loan that paid off during the fourth quarter.

The Company is focused on continuing to improve the utilization of its capital. To accomplish this, the Bank has incorporated various strategies to increase the loan portfolio. Accordingly, the increase in average earnings assets for the year ended December 31, 2014, is primarily the result of increased balances of loans receivable and securities.

The growth in average loan balances was primarily the result of the following:

●	Residential mortgage – during the third quarter of 2013 and continuing into 2014, the Company has hired several retail residential mortgage loan officers in its Charleston and Myrtle Beach markets of South Carolina. In addition to selling a portion of its production, the Company has retained a portion of the mortgage production. Due to the emphasis to grow the residential mortgage portfolio, gross loans receivable within the one-to-four family portfolio have increased $39.6 million since December 31, 2013. The growth in one-to-four family excludes $9.2 million in loans acquired in the St. George branch acquisition in February 2014 and $20.7 million in loans acquired in the First Community Branch acquisition during the fourth quarter of 2014, described further below.

●	Commercial lending – during 2014, the Company expanded its commercial lending team by hiring additional loan officers in its Charleston and Myrtle Beach markets of South Carolina. The Company has also opened a loan production office in the upstate of South Carolina. As a result, gross loans receivable within the commercial real estate and construction and development portfolios have grown $56.5 million and $30.7 million, respectively, since December 31, 2013. The growth in commercial lending excludes $20.9 million of construction and development loans and $18.2 of commercial real estate loans acquired as part of the First Community Branch acquisition completed on December 12, 2014.

●	Syndicated loans – the Charleston and Myrtle Beach markets of South Carolina have provided limited opportunities for the Bank to develop a commercial and industrial (“C&I”) loan portfolio. The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase C&I loans to retain in the loan portfolio. These loans typically have terms of seven years and are tied to a floating rate index such as LIBOR or prime. To effectively manage this new line of lending, the Company hired an experienced senior lending executive with relevant experience to lead and manage this area of the loan portfolio and engaged a consulting firm that specializes in syndicated loans. The Company expects to continue to grow this portion of the loan portfolio throughout 2014. As of December 31, 2014, the syndicated loan portfolio outstanding was $50.2 million and is grouped within commercial business loans.

●	Acquisition of St. George branch – The Bank acquired $11.2 million in loans related to this first quarter of 2014 branch acquisition. Approximately $ 9.2 million of these loans were one-to-four family secured loans with the remaining loans consisting of consumer and commercial real estate loans.

●	Acquisition of First Community Bank branches – On December 12, 2014, the Company finalized the acquisition of 13 branches from First Community Bank. Loans acquired totaled $70.0 million after fair value adjustments with approximately $20.7 million in one-to-family, $18.2 million in commercial real estate and $20.9 million in construction and development with the remaining loans consisting of consumer, home equity, and commercial business loans.

For additional information regarding branches acquired, refer to Note 2 “Business Combinations” within Item 8. “Financial Statements and Supplementary Data.”

In addition to improving the utilization of capital, the Company had also strategically increased its securities portfolio in anticipation of the acquisition of the 13 branches from First Community Bank which closed on December 12, 2014. To facilitate the growth in securities prior the completion of the acquisition, the Company incurred approximately $90 million of short-term advances which would be repaid with a portion of the proceeds of net cash to be received as part of the transaction.

Partially offsetting the increase in average earning assets is the decrease in average balance of loans held for sale as the Company experienced a significant decrease in the level of wholesale mortgage activity in its mortgage subsidiary during the latter half of 2013 continuing into 2014. For the year ended December 31, 2014, mortgage originations were approximately $982.7 million, a decrease of 39.2%, as compared to originations of $1.6 billion for the year ended December 31, 2013.

The decrease in rates paid on interest-bearing liabilities is based on the continued historically low interest rates that have positively impacted our ability to reduce funding cost. We have also shifted to lower cost funding sources through the Company’s sustained efforts to grow checking, savings, and money market accounts. During 2014, the Company experienced significant growth in checking, savings, and money market accounts which typically yield less than other forms of interest-bearing liabilities. Specifically, checking, savings and money market balances increased $30.9 million since December 31, 2013, excluding the effect of deposits assumed in the two branch acquisitions completed in 2014. In addition to the aforementioned growth, the Company established a deposit relationship with its mortgage subservicing provider during the third quarter of 2013 whereby the sub-servicer deposited impound escrow funds with the Company. The impound escrow funds had average balances of $44.3 million and $15.1 million for the years ended December 31, 2014 and 2013, respectively, and are included in interest-bearing demand accounts within the yield rate tables below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2014, 2013 and 2012. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees, which are considered immaterial, are amortized into interest income on loans.

	For The Years Ended December 31,
	2014			2013			2012
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate	Balance	Earned	Rate	Balance	Earned	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$31,563	1,253	3.92%	72,975	2,696	3.69%	106,626	3,914	3.67%
Loans receivable (1)	613,144	30,064	4.90%	509,455	25,035	4.91%	495,889	26,160	5.28%
Interest-bearing cash	22,988	55	0.24%	43,151	107	0.25%	16,765	41	0.24%
Securities available for sale	206,977	5,199	2.51%	170,061	4,662	2.74%	136,715	4,870	3.56%
Securities held to maturity	24,314	884	3.64%	11,428	292	2.56%	9,361	209	2.23%
Federal Home Loan Bank stock	4,939	158	3.20%	4,221	111	2.63%	5,508	107	1.94%
Other investments	1,938	43	2.22%	1,872	45	2.40%	1,706	55	3.22%
Total interest-earning assets	905,863	37,656	4.16%	813,163	32,948	4.05%	772,570	35,356	4.58%
Non-earning assets	84,910			76,688			64,496

Total assets	$990,773			889,851			837,066

Interest-bearing liabilities:
Demand accounts	114,867	179	0.16%	56,405	115	0.20%	41,361	110	0.27%
Money market accounts	213,149	473	0.22%	213,924	857	0.40%	199,062	1,227	0.62%
Savings accounts	24,617	38	0.15%	14,387	46	0.32%	9,468	47	0.50%
Certificates of deposit	311,246	2,793	0.90%	302,999	2,321	0.77%	306,691	2,794	0.91%
Short-term borrowed funds	41,324	106	0.26%	22,335	239	1.07%	42,367	640	1.51%
Long-term debt	68,620	2,013	2.93%	75,595	2,140	2.83%	80,272	2,695	3.36%
Total interest-bearing liabilities	773,823	5,602	0.72%	685,645	5,718	0.83%	679,221	7,513	1.11%
Noninterest-bearing deposits	113,743			109,069			84,503
Other liabilities	14,733			18,815			19,340
Stockholders’ equity	88,474			76,322			54,002

Total liabilities and Stockholders’ equity	$990,773			889,851			837,066

Net interest spread			3.44%			3.22%			3.47%
Net interest margin	3.54%			3.35%			3.60%

Net interest margin (tax equivalent) (2)	3.62%			3.41%			3.61%
Net interest income		32,054			27,230			27,843

(1)	Average balances of loans include nonaccrual loans.

(2)	The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.
47

Our net interest margin was 3.54%, and 3.62% on a tax equivalent basis, for the twelve months ended December 31, 2014 compared to 3.35%, and 3.41% on a tax equivalent basis, for 2013. The 19 basis point increase in net interest margin during 2014 as compared to the prior year was driven primarily by the 11 basis point increase in the yield on interest-earning assets and 11 basis point decrease in the contract rate paid on in interest bearing liabilities.

Our average interest-earning assets increased by $100.9 million during 2014 and our interest income increased $4.7 million. As previously stated, the increase in interest income is primarly related to the increase in loans receivable and securities during 2014 partially offset by a decline in loans held for sale.

Our interest expense decreased $116,000 during 2014 as compared to the year ended 2013 while our average interest-bearing liabilities increased $88.2 million. The decrease in interest expense was a result of the 11 basis point decrease in rate paid on interest-bearing lialibity as the Company experienced substantial growth in our demand deposit, savings, and money market accounts which typically provide lower rates than other funding sources. Continued historically low interest rates have also positively impacted our ability to reduce funding costs.

Our net interest spread was 3.44% for the year ended December 31, 2014 as compared to 3.22% for the same period in 2013. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 11 basis point increase in yield on earnign assets and the 11 basis point reduction in rate on our interest-bearing liabilities, resulted in a 22 basis point increase in our net interest spread for the 2014 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	For The Years Ended December 31,
	2014 vs. 2013				2013 vs. 2012
	Increase (decrease)			Net	Increase (decrease)			Net
	due to		Rate/	Dollar	due to		Rate/	Dollar
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
	(In thousands)
Loans held for sale	$(1,644)	87	114	(1,443)	(1,235)	25	(8)	(1,218)
Loans receivable	5,084	(66)	11	5,029	716	(1,792)	(49)	(1,125)
Interest-bearing cash	(48)	(2)	(2)	(52)	65	1	—	66
Securities available for sale	927	(475)	85	537	1,188	(1,122)	(274)	(208)
Securities held to maturity	469	263	(139)	593	46	30	7	83
FHLB stock	23	28	(4)	47	(25)	38	(9)	4
Other investments	1	(4)	—	(3)	5	(14)	(1)	(10)
Interest income	4,812	(169)	65	4,708	760	(2,834)	(334)	(2,408)

Demand accounts	91	(55)	28	64	40	(26)	(9)	5
Money market accounts	(2)	(381)	(1)	(384)	92	(430)	(32)	(370)
Savings accounts	16	(41)	17	(8)	24	(17)	(8)	(1)
Certificates of deposit	74	409	(11)	472	(34)	(445)	6	(473)
Short-term borrowed funds	49	(336)	154	(133)	(303)	(187)	89	(401)
Long-term debt	(205)	70	8	(127)	(125)	(451)	21	(555)
Interest expense	$23	(334)	195	(116)	(306)	(1,556)	67	(1,795)
Net interest income				4,824				(613)
48

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

Following is a summary of the activity in the allowance for loan losses during the years ended December 31, 2014 and 2013.

	For the Years
	Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$8,091	9,520
Provision for loan losses	—	(860)
Loan charge-offs	(363)	(1,675)
Loan recoveries	1,307	1,106
Balance, end of period	$9,035	8,091

For the year ended December 31, 2014, there was no provision for loan loss recorded due to the continued decrease in charge-offs and significant recoveries experienced. The overall allowance for loan losses was $9.0 million or 1.16% of loans outstanding (1.28% of total non-acquired loans). In comparison, for the year ended December 31, 2013, we incurred a negative provision for loan losses of $860,000, reducing the overall allowance for loan losses to $8.1 million, or 1.49% of gross loans, as of December 31, 2013. The negative provision in 2013 was primarily related to the removal of a specific allocation on an impaired loan relationship as well as the overall improvement in the credit quality of our loan portfolio and continued reduction in net charge offs during 2013.

During the twelve months ended December 31, 2014, the Company had net recoveries of $944,000, consisting of $363,000 in loans charged-off and $1.3 million of recoveries on loans previously charged-off. In addition, our loan balances increased by $164.2 million excluding loans acquired in branch acquisitions during 2014. Nonperforming loans declined $8.7 million to $2.4 million at December 31, 2014 as compared to $11.1 million amount at December 31, 2013. The decrease in nonperforming loans is a result of continued improvement in our asset quality as well as the resolution of a large nonperforming relationship that paid off during the fourth quarter 2014. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

For further discussion regarding the provision for loan loss, see the “Allowance for Loan Losses” below.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2014 and 2013, noninterest income comprised of 35.9% and 57.2%, respectively, of total interest and noninterest income. The major components of noninterest income for the Company are listed below:

	For the Years
	Ended December 31,
	2014	2013
	(In thousands)
Noninterest income:
Net gain on sale of loans held for sale	$11,908	29,914
Deposit service charges	2,065	1,558
Net loss on extinguishment of debt	(58)	(19)
Net gain (loss) on sale of securities	1,084	(1,125)
Net unrealized (loss) gain on derivatives - interest rate swap	(1,170)	428
Net gain on sale of servicing assets	775	5,489
Net increase in cash value life insurance	731	374
Mortgage loan servicing income	5,077	6,583
Other	736	884
Total noninterest income	$21,148	44,086

Noninterest income decreased $22.9 million to $21.1 million for the year ended December 31, 2014 as compared to $44.1 million for the year ended December 31, 2013. The decrease in non-interest income primarily relates to the decrease in the net gain on sale of loans sold from our mortgage banking subsidiary. During the third quarter of 2013, mortgage interest rates began to rise and, as a result, mortgage loan production began to slow down. As the overall mortgage originations volumes declined, there was a corresponding reduction in margins earned due to competitive pressures. Additionally, there has been a significant decline in mortgage applications, which are at almost twenty year industry lows. Originations for the year ended December 31, 2014 were $982.7 million, a decrease of 39.2%, as compared to $1.6 billion for the year ended December 31, 2013.

Net gain on sale of servicing asset decreased to $775,000 for the year ended December 31, 2014 as compared to $5.5 million for the year ended December 31, 2013. During the fourth quarter of 2013, the Company sold $972.9 million of unpaid principal balance of mortgage servicing rights and in the first quarter of 2014, the Company sold $147.7 million of unpaid principal balance of mortgage servicing rights. As a result of these sales, there was a corresponding decrease in mortgage loan servicing income which decreased $1.5 million to $5.1 million for the year ended December 31, 2014 as compared to $6.6 million for the year ended December 31, 2013.

During the year ended December 31, 2014, the Company recognized net gains on sale of available-for-sale securities of $1.1 million compared to losses on sale of securities during year ended December 31, 2013 of $1.1 million.

The fair value adjustment on interest rate swaps reduced noninterest income by $1.2 million for the year ended December 31, 2014 compared to an increase of noninterest income of $428,000 for the year ended December 31, 2013. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period.

Deposit service charges were $2.1 million and $1.6 million for the years ended December 31, 2014 and 2013, respectively, an increase of 32.6%. The increase in deposit service charges relates to the increase in noninterest-bearing checking and interest-bearing checking accounts during 2014.

Net Increase in cash value of life insurance increased $357,000 to $731,000 as of the year ended December 31, 2014 as compared to $374,000 as of the year ended December 31, 2013. The increase in cash surrender value is a result of the Company purchasing $20.0 million in bank owned life insurance policies on certain employees at the end of the first quarter in 2013. These insurance policies were outstanding for all periods during 2014.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	Ended December 31,
	2014	2013
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$23,308	23,590
Occupancy and equipment	4,858	3,450
Marketing and public relations	1,251	1,088
FDIC insurance	581	588
Provision for mortgage loan repurchase losses	(750)	2,438
Legal expense	438	926
Other real estate expense, net	638	622
Mortgage subservicing expense	1,392	1,862
Amortization of mortgage servicing rights	1,795	2,444
Settlement of employment agreements	—	2,639
Other	7,932	6,325
Total noninterest expense	$41,443	45,972

Noninterest expense represents the largest expense category for the Company. Noninterest expense decreased $4.5 million to $41.4 million for the year ended December 31, 2014 from $46.0 million year ended December 31, 2013. The decrease in noninterest expense is primarily a result of the reduction in mortgage subservicing and amortization expense, the reduction in settlement of employment agreements, and the negative provision related to the reserve for mortgage repurchase losses.

Salaries and employee benefits have decreased $282,000 to $23.3 million from $23.6 million for the comparable prior period as a result of the reduced mortgage loan originations as compared to the prior periods, and the related compensation paid on those originations.

Mortgage subservicing expense and amortization of mortgage subservicing rights decreased during the year ended 2014 compared to the year ended 2013 due to the sale of $147.7 million in unpaid principal balance of mortgage servicing rights during the first quarter of 2014 and the sale of $972.9 million in unpaid principal balance of mortgage servicing rights during the fourth quarter in 2013.

The decrease in expense in settlement of employment agreements related to the Company settling employment agreements with two former retired executive officers during 2013. All amounts related to the settlement of these agreements were expensed during 2013. As such, there were no additional expenses related to these contracts during the year ended 2014.

Legal expense declined as a result of previously recognized expenses recovered by the Company of $404,000 from the resolution of a nonperforming loan that paid off during the fourth quarter of 2014.

Provision for mortgage loan repurchase losses decreased $3.2 million to a negative $750,000 year ended December 31, 2014 as compared to $2.4 million for the comparable prior period. The Company evaluates its mortgage repurchase reserves quarterly and considers a combination of factors including production volumes, estimated levels of defects on internal quality assurance, default exceptions, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators and projected loss severity. In addition, during 2013 and 2014, there was a change in the framework of certain regulatory agencies that, in management’s opinion, favorably impacted the Company’s mortgage loan repurchase loss exposure. As a result of a significant reduction in production volumes, favorable trends in the factors discussed above and the change in regulatory framework related to mortgage loan repurchase loss exposure, management believed it was appropriate to reduce the reserve for mortgage repurchase losses. Originations for the year ended December 31, 2014 were $982.7 million, a decrease of 39.2%, as compared to $1.6 billion for the year ended December 31, 2013.

Offsetting the decrease in noninterest expense was an increase in occupancy and equipment as well as an increase in other expense the year ended December 31, 2014 as compared to the comparable prior period. The increase in occupancy and equipment is attributed to the addition of three branches during 2014 and the related depreciation and operational expenses related to those branches. Other expenses increased primarily due to the increased cost related to being a public company, the acquisition of one branch during the first quarter of 2014, the opening of three branches and one loan production office, and additional transaction expenses related to the 13 branches acquired from First Community Bank which was completed on December 12, 2014.

Income Tax Expense

Our effective tax rate decreased to 29.3% for the year ended December 31, 2014, compared to 35.8% for the year ended December 31, 2013. The lower effective tax rate in 2014 is primarily attributable to the increase in balances of tax-exempt municipal securities, an increase in average balances of bank-owned life insurance, and certain tax credits recognized during the year ended 2014 compared to the year ended 2013.

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

At December 31, 2014, the $277.3 million in our investment securities portfolio, excluding FHLB stock and other investments, represented approximately 23.1% of our assets. Our available-for-sale investment portfolio included US agency securities, municipal securities, mortgage-backed securities (agency and non-agency) and collateralized loan obligations with a fair value of $251.7 million and an amortized cost of $246.4 million for an unrealized gain of $5.3 million. Our held-to-maturity portfolio included municipal securities and asset backed securities, made up of pooled trust preferred securities, with a fair value of $27.4 million and a cost of $25.5 million for an unrealized gain of $1.9 million.

For additional information regarding the asset-backed securities, see Note 4 “Securities” within Item 8. “Financial Statements and Supplementary Data.”

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

The following table summarizes issuer concentrations of agency mortgage-backed securities for which aggregate fair values exceed 10% of stockholders’ equity at December 31, 2014:

	Aggregate	Aggregate	Fair Value
	Amortized	Fair	as a % of
Issuer	Cost	Value	Stockholders’ Equity
	(Dollars in thousands)
GNMA	$51,790	52,823	56.37%
FNMA	55,359	56,783	60.60%
FHLMC	15,578	15,936	17.01%
	$122,727	125,542	133.98%

The amortized costs and the fair value of our investments are as follows:

	At December 31,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available-for-sale:
Municipal securities	$43,119	44,717	39,790	38,499	17,630	17,769
US government agencies	4,770	4,748	5,199	5,175	—	—
Collateralized loan obligations	25,883	25,872	—	—	—	—
Mortgage-backed securities:
Agency	122,727	125,542	68,813	69,929	76,775	79,209
Non-agency	49,936	50,838	53,195	53,932	50,106	51,429
Total mortgage-backed securities	172,663	176,380	122,008	123,861	126,881	130,638
Total securities available-for-sale	$246,435	251,717	166,997	167,535	144,511	148,407

Securities held-to-maturity:
Municipal securities	$16,787	17,652	15,488	15,177	—	—
Asset-backed securities	8,757	9,733	9,066	8,370	9,166	5,549
Total securities held-to- maturity	$25,544	27,385	24,554	23,547	9,166	5,549

The Company uses prices from third party pricing services and, to a lesser extent, indicative (nonbinding) quotes from third party brokers, to estimate the fair value of our investment securities. While we obtain fair value information from multiple sources, we generally obtain one price / quote for each individual security. For securities priced by third party pricing services, we determine the most appropriate and relevant pricing service for each security class and have that vendor provide the price for each security in the class. We record the value provided by the third party pricing service / broker in our Consolidated Financial Statements, subject to our internal price verification procedures, which include periodic comparisons to other brokers and Bloomberg pricing screens.

Contractual maturities and yields on our investments are shown in the following table. Municipal yields were not tax effected in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities available-for-sale are presented at fair value and held-to-maturity securities are presented at amortized cost.

	At December 31, 2014
	Less than 12 Months		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale:
Municipal securities	$—	—	—	—	7,147	2.01%	37,570	2.94%	44,717	2.80%
US government agencies	—	—	—	—	4,748	2.47%	—	—	4,748	2.47%
Collateralized loan obligations	—	—	—	—	4,698	2.10%	21,174	1.95%	25,872	1.97%
Mortgage-backed securities:
Agency	—	—	—	—	—	—	125,542	3.71%	125,542	3.71%
Non-agency	—	—	—	—	598	5.04%	50,240	3.44%	50,838	3.46%
Total mortgage-backed securities	—	—	—	—	598	4.59%	175,782	3.74%	176,380	3.77%
Total securities available-for-sale	$—	—	—	—	17,191	2.27%	234,526	3.37%	251,717	3.29%

Securities held-to-maturity:
Municipal securities	$—	—	—	—	4,429	1.76%	12,358	3.74%	16,787	3.21%
Asset-backed securities	—	—	962	2.49%	—	—	7,795	0.91%	8,757	1.09%
Total securities held-to- maturity	$—	—	962	2.49%	4,429	1.76%	20,153	2.64%	25,544	2.48%

For disclosures related to the Company’s evaluation of securities for OTTI, see Note 4 “Securities” within Item 8. “Financial Statements and Supplementary Data.”

Non-marketable investments are comprised of the following and are recorded at cost which approximates fair value since no readily available market exists for these securities.

	At December 31,
	2014	2013
	(In thousands)
Community Reinvestment Act fund	$1,277	1,218
SBIC Investments	567	175
Investment in Statutory Business Trusts	465	465
Total other investments	2,309	1,858

Federal Home Loan Bank stock	5,405	4,103
Non-marketable investments	$7,714	5,961
54

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Before allowance for loan losses, loans outstanding at December 31, 2014 and 2013 were $777.2 million and $543.3 million, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of December 31, 2014, our loan portfolio included $690.3 million, or 88.7%, of loans secured by real estate. As of December 31, 2013, our loan portfolio included $515.1 million, or 94.8%, of loans secured by real estate. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. The Bank’s primary markets are generally concentrated in real estate lending. In order to diversify our lending portfolio, the Bank began a syndicated loan program during 2014 with balances of $50.2 million as of December 31, 2014 and are grouped within commercial business loans in the table below

As shown in the table below, loans excluding the allowance for loan losses, increased $233.8 million to $777.2 million at December 31, 2014 from $543.3 million at December 31, 2013. The increase in loans receivable primarily relates to the Bank’s focus on growing residential mortgage, commercial lending, and syndicated loans, as well as $80.2 million of loans acquired through branch acquisitions. See additional discussion regarding the increase in loans during 2014 in “Results of Operations – Net Interest Income and Margin”.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At December 31,
	2014		2013		2012
		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$253,658	30.72%	184,210	32.60%	146,333	27.66%
Home equity	28,032	3.40%	23,661	4.19%	31,278	5.91%
Commercial real estate	327,728	39.69%	253,035	44.79%	240,764	45.52%
Construction and development	118,638	14.37%	67,056	11.87%	68,113	12.88%
Consumer loans	7,065	0.86%	3,060	0.54%	3,762	0.71%
Commercial business loans	90,527	10.96%	33,938	6.01%	38,714	7.32%
Total gross loans receivable	825,648	100.00%	564,960	100.00%	528,964	100.00%
Less:
Undisbursed loans commitments	47,382		21,550		17,690
Allowance for loan losses	9,035		8,091		9,520
Deferred fees, net	1,109		98		63
Total loans receivable, net	$768,122		535,221		501,691

	At December 31,
	2011		2010
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$124,604	23.10%	138,482	22.39%
Home equity	35,173	6.52%	38,798	6.28%
Commercial real estate	250,560	46.46%	276,199	44.67%
Construction and development	75,985	14.09%	102,195	16.53%
Consumer loans	5,085	0.94%	6,225	1.01%
Commercial business loans	47,933	8.89%	56,362	9.12%
Total gross loans receivable	539,340	100.00%	618,261	100.00%
Less:
Undisbursed loans commitments	13,898		19,708
Allowance for loan losses	12,039		14,263
Deferred fees, net	68		295
Total loans receivable, net	$513,335		583,995

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At December 31, 2014
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$6,163	51,382	196,113	253,658
Home equity	5,123	11,898	11,011	28,032
Commercial real estate	29,917	240,710	57,101	327,728
Construction and development	35,427	51,270	31,941	118,638
Consumer loans	1,357	3,589	2,119	7,065
Commercial business loans	19,303	24,026	47,198	90,527
Total gross loans receivable	97,290	382,875	345,483	825,648
Less:
Undisbursed loan commitments	20,950	9,874	16,558	47,382
Deferred fees, net	132	941	36	1,109
Total loans receivable	$76,208	372,060	328,889	777,157

Loans maturing - after one year
Variable rate loans				$294,506
Fixed rate loans				406,443
				$700,949

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2014 and 2013, we had no loans 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$58	7,641	10,733	18,704	34,829
Nonaccrual loans-other	2,376	3,438	4,515	11,227	22,552
Accruing loans 90 days or more delinquent	—	—	—	4,231	48
Real estate acquired through foreclosure, net	3,239	6,273	6,284	6,097	10,816
Total Non-Performing Assets	$5,673	17,352	21,532	40,259	68,245

Problem Assets not included in Non-Performing Assets-Accruing renegotiated loans outstanding	$10,798	16,367	17,195	23,421	16,344

At December 31, 2014, nonperforming assets were $5.7 million, or 0.47% of total assets, and nonperforming loans were $2.4 million, or 0.31 % of gross loans. Comparatively, at December 31, 2013, nonperforming assets were $17.4 million, or 2.0% of total assets and nonperforming loans were $11.1 million, or 2.04 % of gross loans. Nonaccrual loans decreased $8.7 million to $2.4 million at December 31, 2014 from $11.1 million at December 31, 2013. The decrease in nonperforming loans is a result of continued improvement in our asset quality as well as the resolution of a large nonperforming relationship that paid off during the fourth quarter 2014.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $10.8 million, or 1.38% of total gross loans at December 31, 2014, compared to $16.4 million, or 3.01% of gross loans at December 31, 2013. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans for fiscal 2014 and 2013 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

Credit quality indicators generally showed improvement during 2014 as the Company experienced reduced loan migrations to nonaccrual status, lower loss severity on individual problem assets and a significant reduction in nonperforming assets through December 31, 2014. The Company believes this general trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in the Company’s overall loan portfolio and a leading indicator of reduced credit losses going forward. Nevertheless, the Company can make no assurances that nonperforming assets will continue to improve in future periods. The Company continues to monitor the loan portfolio and foreclosed assets very carefully and is continually working to reduce its problem assets.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by major loan category and is based on the actual loss history trends for the previous sixteen quarters. The actual loss experience is supplemented with internal and external qualitative factors as considered necessary at each period and given the facts at the time. These qualitative factors adjust the historical loss rate to recognize the most recent loss results and changes in the economic conditions to ensure the estimated losses in the portfolio are recognized in the period incurred and that the allowance at each balance sheet date is adequate and appropriate in accordance with generally accepted accounting principles. Qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries for the most recent sixteen quarters; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

At December 31, 2014 and 2013, the allowance for loan losses was $9.0 million and $8.1 million, respectively, or 1.16% and 1.49% of outstanding loans, respectively. Acquired loans of approximately $80.7 million at December 31, 2014 were included in outstanding loans. The allowance for loan losses to gross loans, excluding acquired loans was 1.28% as of December 31, 2014. For a discussion of the accounting for acquired loans, see Note 1 to the consolidated financial statements.

The allowance for loan losses as a percentage of our outstanding loan portfolio decreased primarily as a result of the overall improvement in the credit quality of our loan portfolio during 2014 as well as the increase in loans receivable. During 2014, the Company experienced net recoveries of $944,000 as compared to net charge-offs of $569,000 during 2013. In conjunction with the reduced net charge offs experienced during the current year, our total nonaccrual loans decreased $8.7 million to $2.4 million at December 31, 2014 from $11.1 million at December 31, 2013. The decrease in nonperforming loans is a result of continued improvement in our asset quality as well as the resolution of a large nonperforming relationship that paid off during the fourth quarter 2014. See Note 6 to the Consolidated Financial Statements for more information on our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2014.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$8,091	9,520	12,039	14,263	13,032
Provision for loan losses	—	(860)	2,707	10,735	30,755
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(80)	(168)	(2,680)	(3,837)	(8,602)
Home equity	—	(28)	(319)	(211)	(873)
Commercial real estate	(28)	(269)	(1,432)	(3,548)	(3,614)
Construction and development	(172)	(765)	(1,506)	(6,043)	(15,267)
Consumer loans	(24)	(35)	(84)	(221)	(338)
Commercial business loans	(59)	(410)	(1,169)	(929)	(1,092)
Total loan charge-offs	(363)	(1,675)	(7,190)	(14,789)	(29,786)
Loan recoveries:
Loans secured by real estate:
One-to-four family	158	438	375	764	72
Home equity	—	1	—	—	—
Commercial real estate	100	126	231	182	8
Construction and development	457	110	740	203	64
Consumer loans	71	53	172	41	50
Commercial business loans	521	378	446	640	68
Total loan recoveries	1,307	1,106	1,964	1,830	262
Net loan recoveries (charge-offs)	944	(569)	(5,226)	(12,959)	(29,524)
Balance, end of period	$9,035	8,091	9,520	12,039	14,263

Allowance for loan losses as a percentage of loans receivable (end of period)	1.16%	1.49%	1.86%	2.29%	2.38%
Net (recoveries) charge-offs to average loans receivable	(0.15)%	0.11%	1.05%	2.38%	4.61%
60

The following table summarizes an allocation of the allowance for loan losses and the related percentage of loans outstanding in each category for the five years ended December 31, 2014.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loans receivable:
One-to-four family	$2,888	30.72%	2,472	32.60%	3,193	27.66%	3,978	23.10%	3,193	22.39%
Home equity	221	3.40%	231	4.19%	276	5.91%	550	6.52%	896	6.28%
Commercial real estate	3,283	39.69%	2,855	44.79%	3,315	45.52%	3,283	46.46%	6,371	44.67%
Construction and development	1,069	14.37%	1,418	11.87%	1,792	12.88%	2,695	14.09%	2,358	16.53%
Consumer loans	30	0.86%	42	0.54%	82	0.71%	210	0.94%	144	1.01%
Commercial business loans	1,430	10.96%	339	6.01%	862	7.32%	1,323	8.89%	1,301	9.12%

Unallocated	114	—	734	—	—	—	—	—	—	—
Total	$9,035	100.00%	8,091	100.00%	9,520	100.00%	12,039	100.00%	14,263	100.00%

Mortgage Operations

Mortgage Activities and Servicing

Our mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through our wholesale mortgage origination subsidiary, Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations are provided in “Results of Operations” above. Additional segment information is provided in Note 21 “Supplemental Segment Information” to the consolidated financial statements included under Item 8.

Loan Servicing

We retain the rights to service loans we sell on the secondary market, as part of our mortgage banking activities, for which we receive service fee income. These rights are known as mortgage servicing rights, or MSRs, where the owner of the MSR acts on behalf of the mortgage loan owner and has the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions. These duties typically include, but are not limited, to performing loan administration, collection, and default activities, including the collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures and property dispositions. We subservice the duties and responsibilities obligated to the owner of the MSR to a third party provider for which we pay a fee.

At December 31, 2014, the Company was servicing $1.9 billion of loans for others, a decrease from $2.0 billion at December 31, 2013. The decrease in loans serviced in the current year relates to a loan servicing sale where the Company sold $147.7 million in unpaid loan principal serviced for a net gain of $775,000.

We recognize the rights to service mortgage loans for others as an asset. We initially record the MSR at fair value and subsequently account for the asset at lower of cost or market using the amortization method. Servicing assets are amortized in proportion to, and over the period of, the estimated net servicing income and are carried at amortized cost. A valuation is performed by an independent third party on a quarterly basis to assess the servicing assets for impairment based on the fair value at each reporting date. The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees. This valuation is performed on a disaggregated basis, based on loan type and year of production. Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase). As discussed in detail in notes to the consolidated financial statements, we use an appropriate weighted average constant prepayment rate, discount rate, and other defined assumptions to model the respective cash flows and determine the fair value of the servicing asset at each reporting date. See Note 7 to the consolidated financial statements for further detail regarding the assumptions used in determining the economic estimated fair value of the mortgage servicing rights retained.

In aggregate, the net servicing asset had a balance of $10.2 million and $10.9 million at December 31, 2014 and 2013, respectively. The economic estimated fair value of the mortgage servicing rights was $15.2 and $17.7 million at December 31, 2014 and 2013, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the years ended December 31, 2014 and 2013 respectively:

	December 31,
	2014	2013
	(In thousands)
MSR beginning balance	$10,908	12,039
Amount capitalized	1,868	6,860
Amount sold	(800)	(5,547)
Amount amortized	(1,795)	(2,444)
MSR ending balance	$10,181	10,908

Losses on Mortgage Loans Previously Sold

Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Repurchases and losses on mortgage loans previously sold are recorded when the Company indemnifies or repurchases mortgage loans previously sold.  The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions.  Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal.  In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an early payment default, or EPD.  In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

The Company had losses paid of $389,000 and $1.2 million for indemnification and repurchase for the years ended December 31, 2014 and 2013, respectively.

The following table demonstrates the activity for the mortgage repurchase reserve for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Beginning Balance	$6,109	4,882
Losses paid	(389)	(1,237)
Recoveries	29	26
Provision for mortgage repurchase losses	(750)	2,438
Ending balance	$4,999	6,109

For the years ended December 31, 2014, the Company recorded a negative provision for mortgage repurchase losses of $750,000 compared to a provision for mortgage repurchase losses of $2.4 million for the year ended December 31, 2013. The decline in the provision for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. Prior to 2012, there was no expiration date related to representations and warranties as long as the loan sold to the investor was outstanding. As a result, the Company received loan repurchase requests years after the loan was originated and sold to various third parties. In the latter part of 2012, the regulatory framework for certain GSEs changed where, under certain circumstances, the loan repurchase risk was limited for production beginning in January 2013. In addition, in May 2014, additional regulatory changes further limited loan repurchase risk. Also adding to the decrease in the level of provision was the decline in originations of loans held for sale which decreased 39.2% during 2014 as compared to 2013.

As a result of these factors, the Company performed an analysis of its reserve for mortgage loan repurchase losses and, based on management’s judgment and interpretation of such regulatory changes, reduced the reserve accordingly. Management will continue to monitor how the GSEs implement the regulatory changes and trends. If such trends continue to be favorable, there is a possibility that additional reductions in this reserve could occur in future periods.

Deposits and Other Interest-Bearing Liabilities

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At December 31, 2014 deposits totaled $964.2 million, an increase of $266.6 million from December 31, 2013. The increase in deposits is a result of the two branch acquisitions during 2014 where the company assumed approximately $239.6 million in deposits as of the acquisition dates. In addition to the deposits assumed in branch acquisitions, the Company has experienced continued growth in our checking, savings and money market deposits. For additional disclosures of deposits assumed from branch acquisitions during 2014, See Note 2 “Business Combinations” within Item 8. “Financial Statement and Supplementary Data.”

In addition to the aforementioned growth, the Company established a deposit relationship with its mortgage subservicing provider during the third quarter of 2013 whereby the subservicer deposited impound funds totaling $49.0 million and $31.9 million at December 31, 2014 and 2013, respectively. These funds are included in interest-bearing deposits.

Our retail deposits represented $842.1 million, or 87.3% of total deposits at December 31, 2014, while our out-of-market, or brokered deposits and institutional certificate of deposits, represented $122.1 million, or 12.7% of our total deposits. At December 31, 2013, retail deposits represented $595.7 million, or 85.4% of our total deposits, while our out-of-market, or brokered deposits and institutional certificate of deposits, were $101.9 million, representing 14.6% of our total deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Years Ended December 31,
	2014		2013		2012
		Average		Average		Average
	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in thousands)

Interest-bearing demand accounts	$114,867	0.16%	56,405	0.20%	41,361	0.27%
Money market accounts	213,149	0.22%	213,924	0.40%	199,062	0.62%
Savings accounts	24,617	0.15%	14,387	0.32%	9,468	0.50%
Certificates of deposit less than $100,000	211,128	0.91%	210,029	0.79%	249,413	0.94%
Certificates of deposit of $100,000 or more	100,118	0.87%	92,970	0.71%	57,278	0.81%
Total interest-bearing average deposits	663,879	0.52%	587,715	0.57%	556,582	0.75%

Noninterest-bearing deposits	113,743		109,069		84,503
Total average deposits	$777,622		696,784		641,085

The maturity distribution of our time deposits of $100,000 or more is as follows:

	At December 31,
	2014	2013
	(In thousands)

Three months or less	$24,245	24,476
Over three through six months	17,032	5,422
Over six through twelve months	18,655	14,066
Over twelve months	72,367	44,080
Total certificates of deposits	$132,299	88,044
64

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the years ended December 31, 2014, 2013, and 2012, and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the year ended December 31, 2014	(Dollars in thousands)
Short-term borrowed funds
Unsecured line of credit	$—	—	—	—	—
Short-term FHLB advances	57,500	0.19-0.56%	110,500	40,886	0.24%
Mortgage loan warehouse line of credit	—	—	—	—	—
Subordinated debenture, due 2020	300	2.68%	300	300	2.02%
Other short-term borrowings	—	—	10,000	137	0.75%

Long-term borrowed funds
Long-term FHLB advances, due 2014 through 2021	45,000	1.20-4.00%	57,500	50,507	2.83%
Subordinated debentures, due 2016 through 2020	1,275	2.68%	1,575	1,461	2.87%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%	5,155	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.28%	10,310	10,310	3.33%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the year ended December 31, 2013	(Dollars in thousands)
Short-term borrowed funds
Unsecured line of credit	$—	—	2,700	1,987	5.00%
Short-term FHLB advances	10,000	0.36%	73,000	17,513	0.27%
Mortgage loan warehouse line of credit	—	—	3,748	1,620	5.20%
Subordinated debenture, due 2020	300	2.70%	300	300	2.73%

Long-term borrowed funds
Long-term FHLB advances, due 2014 through 2021	57,500	0.42% - 4.00%	57,500	51,692	2.67%
Subordinated debentures, due 2016 through 2020	1,575	2.70%	11,875	9,404	1.99%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%	5,155	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.29%	10,310	10,310	3.57%
65

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the year ended December 31, 2012	(Dollars in thousands)
Short-term borrowed funds
Unsecured line of credit	$2,750	4.75%	2,900	2,825	5.00%
Short-term FHLB advances	77,500	0.16% - .82%	70,000	29,754	0.33%
Mortgage loan warehouse line of credit	1,932	2.5% - 4.5%	23,612	10,442	4.43%
Temporary Liquidity Guarantee Program	—	—	20,400	2,508	3.08%
Subordinated debenture, due 2020	300	2.81%	300	300	2.18%

Long-term borrowed funds
Long-term FHLB advances, due 2013 through 2021	37,500	0.52% - 4.00%	55,000	50,765	3.46%
Subordinated debentures, due 2016 through 2020	11,875	1.84% - 2.81%	12,475	12,060	2.23%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%	5,155	5,155	4.05%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.39%	10,310	10,310	3.76%

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

The Company utilizes borrowing facilities in order to maintain adequate liquidity including: the FHLB advance window, the Federal Reserve, and federal funds purchased. The Company also uses wholesale deposit products, including brokered deposits as well as national certificate of deposit services. Additionally, the Company has certain investment securities classified as available-for-sale that are carried at market value with changes in market value, net of tax, recorded through stockholders’ equity.

Lines of credit with the FHLB are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements totaling $202.9 million at December 31, 2014.  At December 31, 2014, the Company had FHLB advances of $102.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $65.3 million.

Lines of credit with the Federal Reserve are based on collateral pledged. The Company has pledged certain non-mortgage commercial, acquisition and development, and lot loan portfolios under blanket lien agreements resulting in approximately $125.2 million of collateral to the Federal Reserve for these advances at December 31, 2014. At December 31, 2014, the Company had lines available with the Federal Reserve for $78.4 million. At December 31, 2014, the Company had no Federal Reserve advances outstanding.

Capital Resources

The Company and the Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions that if undertaken could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory methods. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. As of December 31, 2014, the most recent notification from federal banking agencies categorized the Company and the Bank as “well capitalized” under the current regulatory framework. Since December 31, 2014, there have been no events or conditions that management believes have changed the Company’s or the Bank’s regulatory capital categories.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at December 31, 2014 and 2013 are as follows:

			Required to be
			Categorized		Required to be
			Adequately		Categorized
	Actual		Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2014
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$104,613	12.03%	34,787	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	114,323	13.15%	69,574	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	104,613	9.49%	44,079	4.00%	N/A	N/A

CresCom Bank
Tier 1 capital (to risk weighted assets)	103,319	11.90%	34,716	4.00%	52,074	6.00%
Total risk based capital (to risk weighted assets)	113,029	13.02%	69,433	8.00%	86,791	10.00%
Tier 1 capital (to total average assets)	103,319	9.40%	43,985	4.00%	54,981	5.00%

December 31, 2013
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$99,602	15.42%	25,834	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	108,650	16.82%	51,668	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	99,602	11.15%	35,732	4.00%	N/A	N/A

CresCom Bank
Tier 1 capital (to risk weighted assets)	98,301	15.26%	25,763	4.00%	38,645	6.00%
Total risk based capital (to risk weighted assets)	107,327	16.66%	51,526	8.00%	64,408	10.00%
Tier 1 capital (to total average assets)	98,301	11.01%	35,706	4.00%	44,632	5.00%

On July 2, 2014, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2014, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase on January 1, 2014, for advanced approaches banking organizations, and on January 1, 2015, for other covered banking organizations, including the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

Management expects to comply with the final rules when issued and effective. Based on the Company’s capital levels and balance sheet composition at December 31, 2014, the Company believes implementation of the new rule will have no material impact on its capital needs.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2014.

	For the Years Ended December 31,
	2014	2013	2012

Return on average assets	0.84%	1.89%	2.02%
Return on average equity	9.39%	22.04%	31.25%
Average equity to average assets ratio	8.93%	8.58%	6.45%

The following table provides the amount of dividends and payout ratios (dividends declared divided by net income) for the year ended December 31, 2014. The Company had not paid a dividend to stockholders prior to 2013.

	For the Years Ended December 31,
	2014	2013

Shareholder dividend payments	$606,000	$401,000
Dividend payout ratios	7.29%	2.38%

We retain earnings to have capital sufficient to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities as they arise. The dividend payout ratio is calculated by dividing dividends paid during the year by net income for the year.

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

The Company uses interest rate sensitivity analysis to measure the sensitivity of projected net interest income to changes in interest rates. Management monitors the Company’s interest sensitivity by means of a computer model that incorporates current volumes, average rates earned and paid, and scheduled maturities, payments of asset and liability portfolios, together with multiple scenarios of prepayments, repricing opportunities and anticipated volume growth. Interest rate sensitivity analysis shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months under the current interest rate environment. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

As of December 31, 2014, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Downward movements do not appear to be applicable due to the low interest rate environment experienced during 2013 and 2014. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

		Annualized Hypothetical
Interest Rate Scenario		Percentage Change in
Change	Prime Rate	Net Interest Income
0.00%	3.25%	0.00%
1.00%	4.25%	0.80%
2.00%	5.25%	2.10%
3.00%	6.25%	2.40%

The primary uses of derivative instruments are related to the mortgage banking activities of the Company. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in net unrealized gain (loss) on derivatives within the noninterest income of the consolidated statements of operations.

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

The derivative positions of the Company at December 31, 2014 and 2013 are as follows:

	At December 31,
	2014		2013
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Mortgage loan interest rate lock commitments	$1,122	106,440	—	—
Mortgage loan forward sales commitments	567	27,292	106	20,516
Mortgage-backed securities forward sales commitments	—	—	878	88,000
Interest rate swaps	—	—	428	20,000
	$1,689	133,732	1,412	128,516
Derivative liabilities:
Mortgage-backed securities forward sales commitments	$506	93,000	—	—
Mortgage loan interest rate lock commitments	—	—	55	103,614
Interest rate swaps	530	20,000	—	—
	$1,036	113,000	55	103,614

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2014. Operating lease obligations of $5.6 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 16 of the audited consolidated financial statements.

		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Advances from FHLB	$102,500	57,500	15,000	—	30,000
Subordinated debentures	1,575	300	600	600	75
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	—	—	—	5,155
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	—	—	—	10,310
Operating lease obligations	5,557	782	931	2,825	1,019
Total	$125,097	58,582	16,531	3,425	46,559

Accounting, Reporting, and Regulatory Matters

Information regarding recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of the financial information by the Company are included in Note 1 of the audited consolidated financial statements.

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Interest Rate Sensitivity and – Liquidity and Capital Resources.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Carolina Financial Corporation

Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Carolina Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Charleston, South Carolina

March 20, 2015

Elliott Davis LLC | elliottdavis.com

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2014	2013
	(In thousands)
ASSETS
Cash and due from banks	$10,453	4,489
Interest-bearing cash	10,694	34,176
Cash and cash equivalents	21,147	38,665
Securities available-for-sale (cost of $246,435 at December 31, 2014 and $166,997 at December 31, 2013)	251,717	167,535
Securities held-to-maturity (fair value of $27,385 at December 31, 2014 and $23,547 at December 31, 2013)	25,544	24,554
Federal Home Loan Bank stock, at cost	5,405	4,103
Other investments	2,309	1,858
Derivative assets	1,689	1,412
Loans held for sale	40,912	36,897
Loans receivable, net of allowance for loan losses of $9,035 at December 31, 2014 and $8,091 at December 31, 2013	768,122	535,221
Premises and equipment, net	31,075	17,585
Accrued interest receivable	3,628	2,802
Real estate acquired through foreclosure, net	3,239	6,273
Deferred tax assets, net	4,715	7,419
Mortgage servicing rights	10,181	10,908
Cash value life insurance	21,532	20,910
Other assets	7,802	5,442
Total assets	$1,199,017	881,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$142,900	83,500
Interest-bearing deposits	821,290	614,081
Total deposits	964,190	697,581
Short-term borrowed funds	57,800	10,300
Long-term debt	61,740	74,540
Derivative liabilities	1,036	55
Drafts outstanding	3,320	2,703
Advances from borrowers for insurance and taxes	613	284
Accrued interest payable	312	311
Reserve for mortgage repurchase losses	4,999	6,109
Dividends payable to stockholders	243	—
Accrued expenses and other liabilities	11,064	7,474
Total liabilities	1,105,317	799,357
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 and 200,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; no shares issued or outstanding	—	—
Common stock, par value $.01; 10,000,000 and 6,800,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 8,097,536 and 8,030,408 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	81	80
Additional paid-in capital	23,210	22,353
Retained earnings	69,625	62,169
Accumulated other comprehensive income (loss)	784	(2,375)
Total stockholders’ equity	93,700	82,227
Total liabilities and stockholders’ equity	$1,199,017	881,584

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2014	2013
	(In thousands, except share data)
Interest income
Loans	$31,317	27,731
Debt securities	6,083	4,999
Dividends from FHLB	158	111
Other interest income	98	107
Total interest income	37,656	32,948
Interest expense
Deposits	3,483	3,339
Short-term borrowed funds	106	239
Long-term debt	2,013	2,140
Total interest expense	5,602	5,718
Net interest income	32,054	27,230
Provision for loan losses	—	(860)
Net interest income after provision for loan losses	32,054	28,090
Noninterest income
Net gain on sale of loans held for sale	11,908	29,914
Deposit service charges	2,065	1,558
Net loss on extinguishment of debt	(58)	(19)
Net gain (loss) on sale of securities	1,084	(1,125)
Fair value adjustments on interest rate swaps	(1,170)	428
Net gain on sale of servicing assets	775	5,489
Net increase in cash value life insurance	731	374
Mortgage loan servicing income	5,077	6,583
Other	736	884
Total noninterest income	21,148	44,086
Noninterest expense
Salaries and employee benefits	23,308	23,590
Occupancy and equipment	4,858	3,450
Marketing and public relations	1,251	1,088
FDIC insurance	581	588
Provision for mortgage loan repurchase losses	(750)	2,438
Legal expense	438	926
Other real estate expense, net	638	622
Mortgage subservicing expense	1,392	1,862
Amortization of mortgage servicing rights	1,795	2,444
Settlement of employment agreements	—	2,639
Other	7,932	6,325
Total noninterest expense	41,443	45,972
Income before income taxes	11,759	26,204
Income tax expense	3,448	9,386
Net income	$8,311	16,818

Earnings per common share:
Basic	$1.07	2.19
Diluted	$1.05	2.12
Average common shares outstanding:
Basic	7,761,707	7,682,460
Diluted	7,922,854	7,917,489

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years
	Ended December 31,
	2014	2013
	(In thousands)

Net income	$8,311	16,818

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	5,828	(4,526)
Tax effect	(2,101)	1,629

Reclassification adjustment for (gains) losses included in earnings	(1,084)	1,125
Tax effect	390	(404)

Accretion of unrealized losses on held-to-maturity securities previously recognized in other comprehensive income	198	198
Tax effect	(72)	(72)

Other comprehensive income (loss), net of tax	3,159	(2,050)

Comprehensive income	$11,470	14,768

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2012	7,675,968	$78	22,009	45,752	(325)	67,514
Stock awards, net	345,800	2	(2)	—	—	—
Stock options exercised	8,640	—	43	—	—	43
Stock-based compensation expense, net	—	—	303	—	—	303
Net income	—	—	—	16,818	—	16,818
Dividends declared to stockholders	—	—	—	(401)	—	(401)
Other comprehensive income, net of tax	—	—	—	—	(2,050)	(2,050)
Balance, December 31, 2013	8,030,408	80	22,353	62,169	(2,375)	82,227
Stock awards, net	57,688	1	201	—	—	202
Stock options exercised	9,440	—	50	—	—	50
Excess tax benefit in connection with equity awards	—	—	126	—	—	126
Stock-based compensation expense, net	—	—	480	—	—	480
Net income	—	—	—	8,311	—	8,311
Dividends declared to stockholders	—	—	—	(855)	—	(855)
Other comprehensive loss, net of tax	—	—	—	—	3,159	3,159
Balance, December 31, 2014	8,097,536	$81	23,210	69,625	784	93,700

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$8,311	16,818
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	(860)
Deferred tax expense (benefit)	888	542
Amortization of unearned discount/premiums on investments, net	2,802	2,318
Amortization of deferred loan fees	(2,819)	(4,424)
Amortization of mortgage servicing rights	1,795	2,444
(Gain) loss on sale of available for sale securities, net	(1,084)	1,125
Gain on sale of loans held for sale, net	(11,908)	(29,914)
Originations of loans held for sale	(982,670)	(1,616,594)
Proceeds from sale of loans held for sale	990,097	1,760,073
Loss on extinquishment of debt	58	19
Provision for mortgage loan repurchase losses	(750)	2,438
Mortgage loan losses paid, net of recoveries	(360)	(1,211)
Fair value adjustments on interest rate swaps	1,170	(428)
Stock-based compensation	480	303
Decrease (increase) in cash surrender value of bank owned life insurance	108	(267)
Depreciation	1,229	918
Loss (gain) on disposals of premises and equipment	8	(24)
Gain on sale of real estate acquired through foreclosure	(91)	(425)
Write-down of real estate acquired through foreclosure	526	849
Gain on sale of servicing assets	(775)	(5,489)
Proceeds from the sale of servicing assets	1,575	11,036
Originations of mortgage servicing assets	(1,868)	(6,860)
Increase (decrease) in:
Accrued interest receivable	(668)	401
Prepaid FDIC insurance	—	2,035
Other assets	868	(906)
Increase (decrease) in:
Accrued interest payable	1	(1,288)
Dividends payable to stockholders	243	—
Accrued expenses and other liabilities	3,614	(3,391)
Cash flows provided by operating activities	10,780	129,238

Continued

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years
	Ended December 31,
	2014	2013
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(193,577)	(177,284)
Maturities, payments and calls	37,782	51,180
Proceeds from sales	74,901	91,653
Activity in held-to-maturity securities:
Purchases	(1,487)	(6,708)
Maturities, payments and calls	536	299
Increase in other investments	(419)	(130)
(Increase) decrease in Federal Home Loan Bank stock	(1,302)	2,310
Increase in loans receivable, net	(161,577)	(32,386)
Purchase of premises and equipment	(4,017)	(2,136)
Proceeds from disposals of premises and equipment	—	54
Proceeds from sale of real estate acquired through foreclosure	4,060	3,727
Purchase of bank owned life insurance	(730)	(20,053)
Distribution of bank owned life insurance	—	223
Net cash received for acquisitions	131,135	—
Cash flows used in investing activities	(114,695)	(89,251)

Cash flows from financing activities:
Net increase in deposit accounts	51,488	44,334
Net increase (decrease) in Federal Home Loan Bank advances	34,942	(47,519)
Net decrease in other short-term borrowed funds	—	(4,682)
Principal repayment of subordinated debt	(300)	(10,300)
Net increase (decrease) in drafts outstanding	617	(307)
Net increase (decrease) in advances from borrowers for insurance and taxes	329	(329)
Cash dividends paid on common stock	(855)	(401)
Net increase in excess tax benefit in connection with equity awards	126	—
Proceeds from exercise of stock options	50	43
Cash flows provided by (used in) financing activities	86,397	(19,161)
Net (decrease) increase in cash and cash equivalents	(17,518)	20,826
Cash and cash equivalents, beginning of year	38,665	17,839
Cash and cash equivalents, end of year	$21,147	38,665

Supplemental disclosure
Cash paid for:
Interest on deposits and borrowed funds	$5,601	7,006
Income taxes paid, net of refunds	3,553	11,556

Noncash investing and financing activities:
Transfer of loans receivable to real estate acquired through foreclosure	1,461	4,140
Transfer of available-for-sale securities to held-to-maturity securities	—	8,649
Change in unrealized gain (loss) on AFS Securities	4,744	3,401

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

At December 31, 2014 and 2013, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15,000,000. The principal assets of the Trusts are $15,465,000 of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Management’s Estimates

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, including valuation for impaired loans, business combination accounting, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of securities, the valuation of derivative instruments, the valuation of mortgage servicing rights, the determination of the reserve for mortgage loan repurchase losses, asserted and unasserted legal claims and deferred tax assets or liabilities. In connection with the determination of the allowance for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of financial condition but arose after that date and warrant disclosure. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and due from banks and interest-bearing cash with banks. Substantially all of the interest-bearing cash at December 31, 2014 and 2013 consists of Federal Reserve Bank of Richmond (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) overnight deposits. Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. The Bank is required to maintain average balances on hand or with the FRB. At December 31, 2014 and 2013 these reserve balances amounted to $12.1 million and $8.3 million, respectively.

Securities

Investment securities are classified into three categories: (a) Held-to-Maturity – debt securities that the Company has positive intent and ability to hold to maturity, which are reported at amortized cost; (b) Trading – debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (c) Available-for-Sale – debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income.

The Company determines the category of the investment at the time of purchase. If a security is transferred from available–for-sale to held-to-maturity, the fair value at the time of transfer becomes the held-to-maturity security’s new cost basis. Premiums and discounts on securities are accreted and amortized as an adjustment to interest yield over the estimated life of the security using a method which approximates a level yield. Dividends and interest income are recognized when earned. Unrealized losses on securities, reflecting a decline in value judged by the Company to be other-than-temporary, are charged to income in the consolidated statements of operations.

The cost basis of securities sold is determined by specific identification. Purchases and sales of securities are recorded on a trade date basis.

Loans Held for Sale

The Company’s residential mortgage lending activities for sale in the secondary market are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgage loans and selling mortgage loans to investors under pre-existing commitments. Loans held for sale are recorded at fair value. Origination fees and costs are recognized in earnings at the time of origination for loans held for sale that are recorded at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income, net gain on sale of loans held for sale in the consolidated statements of operations.

The Company issues rate lock commitments to borrowers on prices quoted by secondary market investors. Derivatives related to these commitments are recorded as either assets or liabilities in the balance sheet and are measured at fair value. Changes in the fair value of the derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

Derivatives

The accounting for changes in fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the unrealized gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting unrealized loss or gain on the hedged item attributable to the risk being hedged as a component of other noninterest income on the consolidated statements of operations. If the hedged exposure is a cash flows exposure, the effective portion of the gain or loss on the hedged item is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss on the derivative instrument, are reported in earnings immediately as a component of other noninterest income on the consolidated statements of operations. If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings as a component of other noninterest income on the consolidated statements of operations in the period of change.

The primary uses of derivative instruments are related to the mortgage banking activities of the Company. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (“interest rate lock commitments”) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans (“forward commitments”). The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in net gain on sale of loans held for sale within noninterest income section in the consolidated statements of operations.

Derivative instruments not related to mortgage banking activities, including interest rate swap agreements, that do not satisfy the hedge accounting requirements, are recorded at fair value and changes in fair value are recognized in noninterest income in the consolidated statements of operations.

When using derivatives to hedge fair value and cash flows risks, the Company exposes itself to potential credit risk from the counterparty to the hedging instrument. This credit risk is normally a small percentage of the notional amount and fluctuates as interest rates change. The Company analyzes and approves credit risk for all potential derivative counterparties prior to execution of any derivative transaction. The Company seeks to minimize credit risk by dealing with highly rated counterparties and by obtaining collateralization for exposures above certain predetermined limits. If significant counterparty risk is determined, the Company would adjust the fair value of the derivative recorded asset balance to consider such risk.

Loans Receivable, Net

Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any unearned income, charge-offs, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. The net amount of nonrefundable loan origination fees, commitment fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods that approximate a level yield or noninterest income when the loan is sold. Discounts and premiums on purchased loans are amortized to interest income over the estimated life of the loans using methods that approximate a level yield, or noninterest income when the loan is sold. Commercial loans and substantially all installment loans accrue interest on the unpaid balance of the loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific reserve allocation that is a component of the allowance for loan losses. A loan is charged-off against the allowance for loan losses when all meaningful collection efforts have been exhausted and the loan is viewed as uncollectible in the immediate or foreseeable future.

Troubled Debt Restructurings (“TDRs”)

The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider. Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accrual status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

Nonperforming Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Loans are generally placed on nonaccrual status when concern exists that principal or interest is not fully collectible, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. Loans past due 90 days or more may remain on accrual status if management determines that concern over the collectability of principal and interest is not significant. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectability of principal or interest.

Assets acquired as a result of foreclosure are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Gains and losses on the sale of assets acquired through foreclosure and related revenue and expenses of these assets are included in noninterest expense in other real estate expenses, net.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. Impaired loans are evaluated for impairment using the discounted cash flow methodology or based on the net realizable value of the underlying collateral. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment.

Factors considered by management in determining impaired loans include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

If a loan has impairment, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. For collateral-dependent loans, the measurement of impairment was based on the net investment of the loan compared to the fair value of the collateral less estimated selling costs. In most cases, the fair value of the collateral was based on appraised value. When appropriate, the fair value was based on the probable sales price of the collateral when sale of the collateral was imminent or contracted sales price if the collateral is subject to a binding sales contract as of the end of the quarter.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The Company considers the actual loss history experience over the trailing sixteen quarters to determine the historical loss experience used in the general component. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries for the most recent sixteen quarters; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Business Combinations and Method of Accounting for Loans Acquired

The Company accounts for its acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. As provided for under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

There are two methods to account for acquired loans as part of a business combination. Acquired loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds in accordance with ASC 310-30. All other acquired loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value in accordance with ASC 310-20.

In determining the Day 1 Fair Values of acquired loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carry over of any previously recorded allowance for loan losses and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment will be accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

To the extent that current information indicates it is probable that the Company will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not considered in the determination of the required allowance for loan losses. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereon, such loan is considered impaired and is considered in the determination of the required level of allowance for loan and lease losses.

Core Deposit Intangible

In connection with business combinations, the Company records core deposit intangibles, representing the value of the acquired core deposit base. Core deposit intangibles are amortized over their estimated useful lives ranging up to 10 years.

Mortgage Servicing Rights, Fees and Costs

The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market using the amortization method.

Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of the mortgage servicing rights is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates.

The Company evaluates potential impairment of mortgage servicing rights based on the difference between the carrying amount and current estimated fair value of the servicing rights. In determining impairment, the Company aggregates all servicing rights and stratifies them into tranches based on predominant risk characteristics. If impairment exists, a valuation allowance is established for any excess of amortized cost over the current estimated fair value by a charge to income. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Service fee income is recorded for fees earned for servicing mortgage loans under servicing agreements with the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance of the loans serviced and are recorded as income when received in noninterest income. Amortization of mortgage servicing rights and mortgage servicing costs are charged to expense when incurred.

Guarantees

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, under the contractual terms of the agreement, if the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2014 and 2013, the Company had recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2014 was $2.0 million.

Premises and Equipment, Net

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset’s estimated useful life. Estimated lives range up to forty years for buildings and improvements and up to ten years for furniture, fixtures and equipment. Maintenance and repairs are charged to expense as incurred. Improvements that extend the lives of the respective assets are capitalized. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in income.

Advertising

The Company expenses advertising costs as incurred. These expenses are reflected as marketing and public relations in the accompanying consolidated statements of operations.

Income Taxes

The provision for income taxes is based upon income or loss before taxes for financial statement purposes, adjusted for nontaxable income and nondeductible expenses. Deferred income taxes have been provided when different accounting methods have been used in determining income for income tax purposes and for financial reporting purposes. Deferred tax assets and liabilities are recognized based on future tax consequences attributable to differences arising from the financial statement carrying values of assets and liabilities and their tax bases. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with the cumulative effects included in the current year’s income tax provision.

Positions taken by the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. The benefits of uncertain tax positions are initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain tax positions have been recorded. The Company’s federal income tax returns were examined for the years 2008 through 2010. No changes were proposed.

Interest and penalties on income tax uncertainties are classified within income tax expense in the statement of operations. The Company paid $340 of penalties and $750 of interest during fiscal 2014. The Company paid $2,700 of penalties and $2,700 interest during fiscal 2013.

It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. Accordingly, no additional reserve was considered necessary. See Note 13 for additional information.

Drafts Outstanding

The Company invests excess funds on deposit at other banks (including amounts on deposit for payment of outstanding disbursement checks) on a daily basis in an overnight interest-bearing account. Accordingly, outstanding checks are reported as a liability.

Reserve for Mortgage Loan Repurchase Losses

The Company sells mortgage loans to various third parties, including government-sponsored entities, under contractual provisions that include various representations and warranties that typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and similar matters. The Company may be required to repurchase the mortgage loans with identified defects, indemnify the investor or insurer, or reimburse the investor for credit loss incurred on the loan (collectively “repurchase”) in the event of a material breach of such contractual representations or warranties. Risk associated with potential repurchases or other forms of settlement is managed through underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses based on a combination of factors. Such factors incorporate estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, changes in the regulatory repurchase framework and projected loss severity. The Company establishes a reserve at the time loans are sold and continually updates the reserve estimate during the estimated loan life.

The following table presents activity in the reserve for mortgage loan repurchase losses

	December 31,
	2014	2013
	(In thousands)
Beginning Balance	$6,109	4,882
Losses paid	(389)	(1,237)
Recoveries	29	26
Provision for mortgage repurchase losses	(750)	2,438
Ending balance	$4,999	6,109

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Company entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under revolving credit agreements, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Stock Compensation Plans

The Company can issue stock options, restricted stock, and restricted stock units under various plans to directors, officers and other key employees. The Company accounts for its stock compensation plans in accordance with ASC Topics 718 and 505. Under those provisions, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis over the service period, which is usually the vesting period, taking into account retirement eligibility. As a result, compensation expense relating to stock options and restricted stock is reflected in net income as part of “salaries and employee benefits” on the consolidated statements of operations.

Earnings Per Share

Basic earnings per share (“EPS”) represents income available to common stockholders’ divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock (non-vested shares), and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company’s stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

On January 15, 2014, the Board of Directors of the Company declared a two-for-one stock split to stockholders of record dated February 10, 2014, payable on February 28, 2014.

On October 15, 2014, the Board of Directors of the Company declared an additional two-for-one stock split to stockholders of record as of October 31, 2014, payable on November 14, 2014.

As such, all share, earnings per share, and per share data have been retroactively adjusted to reflect the stock splits for all periods presented in accordance with GAAP. Authorized shares, which have not been adjusted for the stock split, were approved by shareholders to increase to 10,000,000 shares during the second quarter of 2014.

Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on stockholders’ equity or the net income as previously reported.

Recently Issued Accounting Pronouncements

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments are effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014 with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for annual period beginning after December 15, 2014. The Company will apply the guidance by a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the loan portfolio or certain securities that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. Periodic examinations by the regulatory agencies may subject the Company to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

NOTE 2 – BUSINESS COMBINATION

On December 12, 2014, CresCom Bank purchased 13 branches from First Community Bank. In accordance with the Purchase and Assumption Agreement, dated as of August 6, 2014, by and between First Community Bank and CresCom Bank (the “P&A Agreement”), CresCom Bank acquired approximately $215.2 million of deposits, approximately $70.9 million of performing loans and the bank facilities and certain other assets of the acquired branches.  In consideration of the purchased assets and transferred liabilities, CresCom Bank paid (a) the recorded investment of the loans acquired, (b) the net book value, or approximately $6.6 million, for the bank facilities and certain assets located at the acquired branches, (c) a deposit premium of 3.25% on substantially all of the deposits assumed, which equated to approximately $6.5 million.  The acquisition settled by First Community Bank paying cash of $131.1 million to CresCom Bank for the difference between these amounts and the total deposits assumed.

The purchase was accounted for under the acquisition method in accordance with ASC 805, “Business Combinations,” and accordingly the assets and liabilities were recorded at their fair values on the date of acquisition. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values become available. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

December 12, 2014	Acquired Book Value	Fair Value Adjustments		Amount Recorded
	(In thousands)	(In thousands)		(In thousands)
Assets
Cash and cash equivalents	$131,135	$—		$131,135
Loans receivable	70,906	(940	) (1)	69,966
Premises and equipment	6,608	4,102	(2)	10,710
Accrued interest receivable	158	—		158
Core deposit intangible	—	3,175	(3)	3,175
Other assets	53	—		53
Total assets acquired	$208,860	$6,337		$215,197

Liabilities
Deposits	$215,121	$—		$215,121
Accrued interest payable	42	—		42
Other liabilities	34	—		34
Total liabilities assumed	$215,197	$—		$215,197

Explanation of Fair Value Adjustments

(1)	The fair value adjustment on loans relates to the interest rate and credit adjustments applied to the loan portfolio. The interest rate adjustment is calculated by analyzing the gain or loss based on movements in interest rates since origination of loans within the portfolio. The credit adjustment utilizes assumption regarding the underlying probability of default and loss given default of the loan portfolio by risk characteristics such as risk grade and segment type. The combination of these adjustments will be accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan. The Company hired an independent consulting firm to assist in the determination of the fair value of the loan portfolio.

(2)	The fair value adjustment represents the difference between the fair value of the acquired branches and the book value of the assets acquired. The Company utilized third party appraisals to assist in the determination of the fair value.

(3)	The fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over the average life of the core deposit base, which is estimated to be 10 years.
88

The following table presents loans acquired at the acquisition date summarized by category:

	At December 12, 2014
		% of Total
	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$20,675	29.55%
Home equity	3,833	5.48%
Commercial real estate	18,179	25.98%
Construction and development	20,926	29.91%
Consumer loans	3,220	4.60%
Commercial business loans	3,133	4.48%
Total loans receivable, at fair value	$69,966	100.00%

As stated in Note 1 under “Business Combination and Method of Accounting for Loans Acquired”, all identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The following table presents deposits acquired at the acquisition date by type of account:

At December 12, 2014
(In thousands)
Noninterest-bearing demand accounts	$43,910
Interest-bearing demand accounts	43,743
Savings accounts	13,715
Money market accounts	51,415
Certificates of deposit:
Less than $100,000	33,394
$100,000 or more	28,944
Total certificates of deposit	62,338
Total deposits	$215,121

Included in non-interest expense for the period ended December 31, 2014 was approximately $1.4 million in acquisition related expenses of which $880,000 was included in Other, $90,000 was included Marketing and Public Relations, $242,000 was included in Occupancy and Equipment and $149,000 was included in Salaries and Employee Benefits.

As the transaction occurred on December 12, 2014, the amount of revenue and earnings included in the consolidated income statement was deemed immaterial. Furthermore, it was concluded that it would be impracticable to provide revenue and earnings of the combined entity as if the acquisition date for the business combination had been as of the beginning of the annual reporting period for several reasons. The branches acquired were only a portion of the seller’s branch network; therefore, historical and pro forma statements of revenue and earnings for the branches acquired would not accurately reflect all of the overhead and other administrative expenses associated with operating them as a stand-alone branch network. Also, the loans acquired only represent a sub-set of the loans as the remaining loans not purchased were still subject to loss-share protection (cannot be sold). Finally, the seller would not be able to provide accurate, historical information regarding the revenue and earnings of the acquired branches to facilitate appropriate presentation. As such, no historical or pro forma financial statements are provided.

On February 21, 2014, the Bank completed the acquisition of one branch in St. George from First Federal of South Carolina in a transaction that had been announced on August 28, 2013. The Bank added approximately $24.5 million in deposits and $11.2 million in loans receivable as a result of this branch acquisition. Business combination accounting resulted in an immaterial effect on the balance sheet and income statement of the Company.

There are two methods to account for acquired loans as part of a business combination. Acquired loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 310-30. All other acquired loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value in accordance with ASC 310-20. All loans acquired as part of the branch acquisitions were accounted for under ASC 310-20, as the loans acquired did not have signs of deteriorated credit and the Company expects to receive all of the contractually specified principal and interest payments.

NOTE 3 - CORE DEPOSIT INTANGIBLES

In connection with business combinations, the Company records core deposit intangibles, representing the value of the acquired core deposit base. As of December 31, 2014, core deposit intangible was $3.3 million. There was no core deposit intangible recorded as of December 31, 2013. Core deposit intangibles are amortized straight line ranging up to ten years.

Amortization expense (in thousands) for core deposit intangible is expected to be as follows.

Year 1	$343
Year 2	343
Year 3	343
Year 4	343
Year 5	343
Thereafter	1,588

Total	$3,303

Amortization expense of $47,345 related to the core deposit intangible was recognized in 2014. No amortization expense was recognized in 2013.

NOTE 4 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments securities available-for-sale and held-to-maturity at December 31, 2014 and 2013 follows:

	At December 31,
	2014				2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Municipal securities	$43,119	1,621	(23)	44,717	39,790	99	(1,390)	38,499
US government agencies	4,770	—	(22)	4,748	5,199	—	(24)	5,175
Collateralized loan obligations	25,883	11	(22)	25,872	—	—	—	—
Mortgage-backed securities:
Agency	122,727	2,856	(41)	125,542	68,813	1,433	(317)	69,929
Non-agency	49,936	1,065	(163)	50,838	53,195	826	(89)	53,932
Total mortgage-backed securities	172,663	3,921	(204)	176,380	122,008	2,259	(406)	123,861
Total	$246,435	5,553	(271)	251,717	166,997	2,358	(1,820)	167,535

Securities held-to-maturity:
Municipal securities	$16,787	882	(17)	17,652	15,488	30	(341)	15,177
Asset-backed securities	8,757	3,125	(2,149)	9,733	9,066	2,107	(2,803)	8,370
Total	$25,544	4,007	(2,166)	27,385	24,554	2,137	(3,144)	23,547

The asset-backed securities portfolio is collateralized with trust preferred securities issued by other financial institutions in pooled issuances.

The following table presents unrealized losses related to the trust preferred securities that were recognized within other comprehensive income at the time of transfer to held-to-maturity as well as the unrealized gains and losses that are not presented in other comprehensive income for December 31, 2014 and 2013.

	At December 31, 2014
				Recognized in OCI			Not Recognized in OCI
				Gross Unrealized			Gross Unrealized
	Purchased Face Value	Cumula- tive OTTI	Carrying Value	Gains	Losses	Amortized Cost	Gains	Losses	Estimated Fair Value	Collateral- ization Percentage
	(In thousands)
Held-to-Maturity:
Trust Preferred Securities
Total A-Class	$2,381	—	2,381	—	(558)	1,823	336	(75)	2,084	175% - 378%
Total B-Class	11,718	(2,635)	9,083	—	(2,458)	6,625	1,788	(2,074)	6,339	96% - 111%
Total C-Class	2,727	(1,340)	1,387	—	(1,078)	309	1,001	—	1,310	92% - 92%
	$16,826	(3,975)	12,851	—	(4,094)	8,757	3,125	(2,149)	9,733

	At December 31, 2013
				Recognized in			Not Recognized
				OCI			in OCI
				Gross Unrealized			Gross Unrealized
		Cumula-								Collateral-
	Purchased	tive	Carrying			Amortized			Estimated	ization
	Face Value	OTTI	Value	Gains	Losses	Cost	Gains	Losses	Fair Value	Percentage
	(In thousands)
Held-to-Maturity:
Trust Preferred Securities
Total A-Class	$2,841	—	2,841	—	(586)	2,255	354	(99)	2,510	164% - 164%
Total B-Class	11,804	(2,635)	9,169	—	(2,569)	6,600	1,190	(2,704)	5,086	94% - 98%
Total C-Class	2,688	(1,340)	1,348	—	(1,137)	211	563	—	774	83% - 83%
	$17,333	(3,975)	13,358	—	(4,292)	9,066	2,107	(2,803)	8,370

The pooled trust preferred securities consisted of positions in seven different securities. The underlying issuers in the pools were primarily financial institutions and to a lesser extent, insurance companies and real estate investment trusts. The Company owns both senior and mezzanine tranches in pooled trust preferred securities; however, the Company does not own any income notes. The senior and mezzanine tranches of trust preferred collateralized debt obligations generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements are failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. Unrealized losses recognized in other comprehensive income relate to unrealized losses at the time of transfer from available-for-sale to held-to-maturity and are accreted in accordance with generally accepted accounting principles.

As of December 31, 2014, $0.9 million of the pooled trust preferred securities were investment grade, $1.0 million were split-rated, and $6.9 million were below investment grade. As of December 31, 2013, $1.3 million of the pooled trust preferred securities were investment grade, $1.0 million were split-rated, and the remaining $6.8 million were below investment grade. In terms of risk-based capital calculation, the Company allocates additional risk-based capital to the below investment grade securities.

As of December 31, 2014, senior tranches represent $1.8 million of the Company’s pooled securities, while mezzanine tranches represented $7.0 million. All of the $7.0 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance. As of December 31, 2013, senior tranches represent $2.3 million of the Company’s pooled securities, while mezzanine tranches represented $6.8 million. All of the $6.8 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2014 follows:

	2014
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Three to five years	$—	—
Six to ten years	17,119	17,191
After ten years	229,316	234,526
Total	$246,435	251,717

Securities held-to-maturity:
Three to five years	$962	886
Six to ten years	4,429	4,446
After ten years	20,153	22,053
Total	$25,544	27,385

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

Sales of investment securities available-for-sale for the years ended December 31, 2014 and 2013 are as follows.

	For the Years
	Ended December 31,
	2014	2013
	(In thousands)
Proceeds	$74,901	91,653

Realized gains	1,251	473
Realized losses	(167)	(1,598)
Total investment securities gains (losses), net	$1,084	(1,125)

At December 31, 2014, the Company has pledged $52.6 million of securities for FHLB advances. See Note 11 – Short-Term Borrowed Funds for further discussion.

At December 31, 2014, the Company has pledged $16.5 million of securities to secure public agency funds.

The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 are as follows:

	At December 31, 2014
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$2,479	2,475	(4)	1,504	1,485	(19)	3,983	3,960	(23)
US government agencies	4,770	4,748	(22)	—	—	—	4,770	4,748	(22)
Collateralized loan obligations	14,708	14,686	(22)	—	—	—	14,708	14,686	(22)
Mortgage-backed securities:
Agency	17,541	17,500	(41)	—	—	—	17,541	17,500	(41)
Non-agency	14,284	14,138	(146)	3,114	3,097	(17)	17,398	17,235	(163)
Total mortgage-backed securities	31,825	31,638	(187)	3,114	3,097	(17)	34,939	34,735	(204)
Total	$53,782	53,547	(235)	4,618	4,582	(36)	58,400	58,129	(271)

Held-to-maturity:
Municipal securities	$—	—	—	2,363	2,346	(17)	2,363	2,346	(17)
Asset-backed securities	—	—	—	7,326	5,177	(2,149)	7,326	5,177	(2,149)
Total	$—	—	—	9,689	7,523	(2,166)	9,689	7,523	(2,166)
94

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

Held-to-maturity -
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

At December 31, 2014 and 2013, the Company had 26 and 58, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities and mortgage-backed securities (agency and non-agency) summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows, and determined that no OTTI expense was necessary during 2014.

At December 31, 2014, the Company had four trust preferred securities within the held-to-maturity portfolio that were in an unrealized loss position. The asset-backed securities portfolio is collateralized with trust preferred securities issued by other financial institutions in pooled issuances.

To determine the fair value, cash flow models for trust preferred securities are provided by a third-party pricing service. Impairment testing is performed on a quarterly basis using a detailed cash flow analysis for each security. The major assumptions used during the impairment test are described in the subsequent paragraph.

In 2009, the Company adopted a four year “burst” scenario for its modeled default rates (2010 - 2014) that replicated the default rates for the banking industry from the four peak years of the Savings and Loan crisis, which then reduced to 0.25% annually. 2014 was the last year of the elevated default rate. The constant default rate used by the Company is now 0.25% annually. All issuers that were currently in deferral were presumed to be in default. Additionally, all defaults are assumed to have a 15% recovery after two years and 1% of the pool is presumed to prepay annually. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR forward interest rate curve.

The following table presents the cumulative credit related OTTI related to securities held-to-maturity taken as well as the activity for the period ended December 31, 2014 and 2013 for the trust preferred securities.

	At December 31,
	2014	2013
	(In thousands)

Balance at beginning of year	$3,975	3,975
Additions for credit losses on securities for which OTTI was not previously recognized	—	—
Additions for additional credit losses on securities for which OTTI was previously recognized	—	—
Balance at end of year	$3,975	3,975

Management believes that there are no additional securities other-than-temporarily impaired at December 31, 2014. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

The following table presents detail of non-marketable investments at December 31, 2014 and 2013.

	At December 31,
	2014	2013
	(In thousands)
Community Reinvestment Act fund	$1,277	1,218
SBIC Investments	567	175
Investment in Statutory Business Trusts	465	465
Total other investments	2,309	1,858

Federal Home Loan Bank stock	5,405	4,103
Non-marketable investments	$7,714	5,961

The Company, as a member of the FHLB, is required to own capital stock in the FHLB based generally upon a membership-based requirement and an activity-based requirement. FHLB capital stock is pledged to secure FHLB advances. No secondary market exists for this stock, and it has no quoted market price. However, redemption through the FHLB of this stock has historically been at par value.

For additional information regarding the investments in statutory business trust, see Note 12 (Long Term Debt).

NOTE 5 - DERIVATIVES

The derivative positions of the Company at December 31, 2014 and 2013 are as follows:

	At December 31,
	2014		2013
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Mortgage loan interest rate lock commitments	$1,122	106,440	—	—
Mortgage loan forward sales commitments	567	27,292	106	20,516
Mortgage-backed securities forward sales commitments	—	—	878	88,000
Interest rate swaps	—	—	428	20,000
	$1,689	133,732	1,412	128,516
Derivative liabilities:
Mortgage-backed securities forward sales commitments	$506	93,000	—	—
Mortgage loan interest rate lock commitments	—	—	55	103,614
Interest rate swaps	530	20,000	—	—
	$1,036	113,000	55	103,614

The primary uses of derivative instruments are related to the mortgage banking activities of the Company. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in net unrealized gain (loss) on derivatives within the noninterest income in the consolidated statements of operations.

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

NOTE 6 - LOANS RECEIVABLE, NET

Loans receivable, net at December 31, 2014 and 2013 are summarized by category as follows:

	At December 31,
	2014		2013
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$253,658	30.72%	184,210	32.60%
Home equity	28,032	3.40%	23,661	4.19%
Commercial real estate	327,728	39.69%	253,035	44.79%
Construction and development	118,638	14.37%	67,056	11.87%
Consumer loans	7,065	0.86%	3,060	0.54%
Commercial business loans	90,527	10.96%	33,938	6.01%
Total gross loans receivable	825,648	100.00%	564,960	100.00%
Less:
Undisbursed loans commitments	47,382		21,550
Allowance for loan losses	9,035		8,091
Deferred fees, net	1,109		98
Total loans receivable, net	$768,122		535,221

Included in the loan totals at December 31, 2014 were $80.2 million in loans acquired through branch acquisitions during 2014. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

See Note 2 “Business Combinations” for additional information regarding acquired loans.

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At December 31,
	2014		2013
	(Dollars in thousands)

Variable rate loans	$337,802	43.40%	219,589	40.41%
Fixed rate loans	440,464	56.60%	323,821	59.59%
Total loans outstanding	$778,266	100.00%	543,410	100.00%
98

The following table presents activity in the allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	At December 31, 2014
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2014	$2,472	231	2,855	1,418	42	339	734	8,091
Provision for loan losses	338	(10)	356	(634)	(59)	629	(620)	—
Charge-offs	(80)	—	(28)	(172)	(24)	(59)	—	(363)
Recoveries	158	—	100	457	71	521	—	1,307
Balance at December 31, 2014	$2,888	221	3,283	1,069	30	1,430	114	9,035

	At December 31, 2013
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2013	$3,193	276	3,315	1,792	82	862	—	9,520
Provision for loan losses	(991)	(18)	(317)	281	(58)	(491)	734	(860)
Charge-offs	(168)	(28)	(269)	(765)	(35)	(410)	—	(1,675)
Recoveries	438	1	126	110	53	378	—	1,106
Balance at December 31, 2013	$2,472	231	2,855	1,418	42	339	734	8,091
99

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
At December 31, 2014:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$364	—	30	90	1	—	—	485
Collectively evaluated for impairment	2,524	221	3,253	979	29	1,430	114	8,550
	$2,888	221	3,283	1,069	30	1,430	114	9,035

Loans receivable ending balances:
Individually evaluated for impairment	$3,249	63	8,153	267	30	1,730	—	13,492
Collectively evaluated for impairment	249,570	27,485	309,759	91,741	5,644	80,575	—	764,774
Total loans receivable	$252,819	27,548	317,912	92,008	5,674	82,305	—	778,266

At December 31, 2013:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$103	—	55	165	20	6	—	349
Collectively evaluated for impairment	2,369	231	2,800	1,253	22	333	734	7,742
	$2,472	231	2,855	1,418	42	339	734	8,091

Loans receivable ending balances:
Individually evaluated for impairment	$6,220	125	17,008	1,493	40	2,560	—	27,446
Collectively evaluated for impairment	177,516	23,217	230,859	58,611	2,775	22,986	—	515,964
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	—	543,410
100

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories as of December 31, 2014 and 2013. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At and for the Year Ended December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,008	3,731	—	5,144	128
Home equity	63	410	—	4	1
Commercial real estate	7,893	8,439	—	13,372	1,067
Construction and development	—	1,733	—	348	(26)
Consumer loans	29	506	—	23	11
Commercial business loans	1,730	2,927	—	2,405	275
	11,723	17,746	—	21,296	1,456

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,241	1,241	364	673	29
Home equity	—	—	—	—	—
Commercial real estate	260	260	30	265	19
Construction and development	267	267	90	184	1
Consumer loans	1	1	1	4	1
Commercial business loans	—	—	—	—	—
	1,769	1,769	485	1,126	50

Total:
Loans secured by real estate:
One-to-four family	3,249	4,972	364	5,817	157
Home equity	63	410	—	4	1
Commercial real estate	8,153	8,699	30	13,637	1,086
Construction and development	267	2,000	90	532	(25)
Consumer loans	30	507	1	27	12
Commercial business loans	1,730	2,927	—	2,405	275
	$13,492	19,515	485	22,422	1,506
101

	At and for the Year Ended December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$5,713	7,682	—	5,783	184
Home equity	125	472	—	177	10
Commercial real estate	16,695	17,240	—	18,761	531
Construction and development	1,227	3,887	—	1,960	13
Consumer loans	20	404	—	23	1
Commercial business loans	2,554	3,599	—	2,984	114
	26,334	33,284	—	29,688	853

With an allowance recorded:
Loans secured by real estate:
One-to-four family	507	607	103	469	13
Home equity	—	—	—	—	—
Commercial real estate	313	313	55	59	20
Construction and development	266	266	165	33	10
Consumer loans	20	20	20	26	—
Commercial business loans	6	6	6	9	—
	1,112	1,212	349	596	43

Total:
Loans secured by real estate:
One-to-four family	6,220	8,289	103	6,252	197
Home equity	125	472	—	177	10
Commercial real estate	17,008	17,553	55	18,820	551
Construction and development	1,493	4,153	165	1,993	23
Consumer loans	40	424	20	49	1
Commercial business loans	2,560	3,605	6	2,993	114
	$27,446	34,496	349	30,284	896

The Company was not committed to advance additional funds in connection with impaired loans as of December 31, 2014. The Company was committed to advance up to $230,000 of additional funds in connection with impaired loans as of December 31, 2013.

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of December 31, 2014 and 2013.

	At December 31, 2014
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
	(In thousands)
30-59 days past due	$336	18	260	60	21	27	722
60-89 days past due	188	—	—	—	6	—	194
90 days or more past due	1,589	—	333	267	6	—	2,195
Total past due	2,113	18	593	327	33	27	3,111
Current	250,706	27,530	317,319	91,681	5,641	82,278	775,155
Total loans receivable	$252,819	27,548	317,912	92,008	5,674	82,305	778,266

	At December 31, 2013
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
	(In thousands)
30-59 days past due	$231	—	273	53	—	—	557
60-89 days past due	1,034	—	—	—	—	—	1,034
90 days or more past due	3,440	125	5,074	1,477	7	431	10,554
Total past due	4,705	125	5,347	1,530	7	431	12,145
Current	179,031	23,217	242,520	58,574	2,808	25,115	531,265
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	543,410

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

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at December 31, 2014 and 2013.

	At December 31,
	2014	2013
	(In thousands)
Loans secured by real estate:
One-to-four family	$1,720	3,902
Home equity	63	125
Commercial real estate	333	5,114
Construction and development	267	1,481
Consumer loans	12	20
Commercial business loans	39	437
	$2,434	11,079

There were no loans past due 90 days or more and still accruing at December 31, 2014 or 2013.

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

The Company uses the following definitions:

Nonperforming: Loans on nonaccrual status plus loans greater than ninety days past due still accruing interest.

Performing: All current loans plus loans less than ninety days past due.

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of December 31, 2014 and 2013.

	At December 31, 2014
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$249,781	27,485	307,283	91,441	5,661	81,499	763,150
Special Mention	1,318	—	10,037	300	1	217	11,873
Substandard	1,720	63	592	267	12	589	3,243
Total loans receivable	$252,819	27,548	317,912	92,008	5,674	82,305	778,266

Performing	$251,099	27,485	317,579	91,741	5,662	82,266	775,832
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	1,720	63	333	267	12	39	2,434
Total nonperforming	1,720	63	333	267	12	39	2,434
Total loans receivable	$252,819	27,548	317,912	92,008	5,674	82,305	778,266

	At December 31, 2013
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$177,878	23,217	231,269	58,563	2,795	24,823	518,545
Special Mention	1,679	—	10,633	295	—	286	12,893
Substandard	4,179	125	5,965	1,246	20	437	11,972
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	543,410

Performing	$179,834	23,217	242,753	58,623	2,795	25,109	532,331
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	3,902	125	5,114	1,481	20	437	11,079
Total nonperforming	3,902	125	5,114	1,481	20	437	11,079
Total loans receivable	$183,736	23,342	247,867	60,104	2,815	25,546	543,410
105

Activity in loans to officers, directors and other related parties for the years ended December 31, 2014 and 2013 is summarized as follows:

	At December 31,
	2014	2013
	(In thousands)

Balance at beginning of year	$12,932	12,965
New loans	3,735	3,470
Repayments	(4,434)	(3,503)
Balance at end of year	$12,233	12,932

In management’s opinion, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated person and generally do not involve more than the normal risk of collectability.

Loans serviced for the benefit of others under loan participation arrangements amounted to $1.7 million and $2.3 million at December 31, 2014 and 2013, respectively.

Troubled Debt Restructurings

During the year ended December 31, 2014, one commercial business loan was designated as a troubled debt restructuring due to a modification to extend terms on the note. The pre-modification and post-modification balance was $589,000.

During the year ended December 31, 2013, the Bank modified one commercial business loan that was considered a trouble debt restructuring with a pre-modification and post- modification balance of $6,000. The Bank extended terms for this loan at a market rate.

No loans restructured in the twelve months prior to December 31, 2014 or 2013 went into default during the period ended December 31, 2014 or 2013.

At December 31, 2014, there were $10.8 million in loans designated as troubled debt restructurings of which $ 10.7 million were accruing. At December 31, 2013, there were $24.1 million in loans designated as troubled debt restructurings of which $16.3 million were accruing.

NOTE 7 - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, 2014 and 2013 consists of the following:

	At December 31,
	2014	2013
	(In thousands)
Land	$7,859	5,304
Buildings	19,311	11,658
Furniture, fixtures and equipment	12,437	8,023
Construction in process	678	599
Total premises and equipment	40,285	25,584
Less: accumulated depreciation	(9,210)	(7,999)
Premises and equipment, net	$31,075	17,585

Depreciation expense included in operating expenses for the years ended December 31, 2014 and 2013 amounted to $1.2 million and $918,000, respectively. The construction in process relates to property (building and land) purchased for future expansion. Remaining estimated costs for completion of the construction in process are expected to be approximately $200,000. There was no interest capitalized during fiscal 2014 and 2013.

NOTE 8 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

Transactions in other real estate owned for the years ended December 31, 2014 and 2013 are summarized below:

	At December 31,
	2014	2013
	(In thousands)
Balance at beginning of year	$6,273	6,284
Additions	1,461	4,140
Sales	(3,969)	(3,302)
Write downs	(526)	(849)
Balance at end of year	$3,239	6,273

A summary of the composition of real estate acquired through foreclosure follows:

	At December 31,
	2014	2013
	(In thousands)
Real estate loans:
One-to-four family	$2,040	959
Commercial real estate	245	1,781
Construction and development	954	3,533
	$3,239	6,273
107

NOTE 9 - MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying statements of financial condition. The value of mortgage servicing rights is included on the Company’s consolidated balance sheets. The unpaid principal balances of loans serviced for others were $1.9 billion and $2.0 billion, respectively, at December 31, 2014 and 2013.

The economic estimated fair values of mortgage servicing rights were $15.2 million and $17.7 million, respectively, at December 31, 2014 and 2013. The estimated fair value of servicing rights at December 31, 2014 were determined using discount rates ranging from 11.73% to 12.73%, prepayment speed assumptions (“PSA”) ranging from 151.6 to 169.2, depending upon the stratification of the specific servicing right, and a weighted average delinquency rate of 1.35% as determined by a third party. The estimated fair value of servicing rights at December 31, 2013 were determined using discount rates ranging from 11.66% to 12.66% , prepayment speed assumptions (“PSA”) ranging from 116.6 to 138.2, depending upon the stratification of the specific servicing right, and a weighted average delinquency rate of .90% as determined by a third party.

During 2014, servicing rights related to approximately $147.7 million of unpaid loan principal serviced for others were sold resulting in a net gain on sale of $775,000.

During 2013, servicing rights related to approximately $972.9 million of unpaid loan principal serviced for others were sold resulting in a net gain on sale of $5.5 million.

The following summarizes the activity in mortgage servicing rights, along with the aggregate activity in the related valuation allowances, for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
MSR beginning balance	$10,908	12,039
Amount capitalized	1,868	6,860
Amount sold	(800)	(5,547)
Amount amortized	(1,795)	(2,444)
MSR ending balance	$10,181	10,908

There was no allowance for loss in fair value in mortgage servicing rights for the years ended December 31, 2014 and 2013.

Estimated amortization expense is presented below for the following subsequent years ended (in thousands):

Year 1	$1,805
Year 2	1,805
Year 3	1,805
Year 4	1,509
Year 5	1,280
After Year 5	1,977
Total	$10,181

The estimated amortization expense is based on current information regarding future loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

At December 31, 2014 and 2013, servicing related trust funds of approximately $26.1 million, and $19.9 million, respectively, representing both principal and interest due investors and escrows received from borrowers, are on deposit in custodial accounts and are included in noninterest-bearing deposits in the accompanying financial statements.

At December 31, 2014 and 2013, the Company had blanket bond and errors and omissions coverages of $5.0 million each.

NOTE 10 - DEPOSITS

Deposits outstanding by type of account at December 31, 2014 and 2013 are summarized as follows:

	At December 31,
	2014	2013
	(In thousands)
Noninterest-bearing demand accounts	$142,900	83,500
Interest-bearing demand accounts	183,550	92,067
Savings accounts	36,630	17,816
Money market accounts	246,116	220,915
Certificates of deposit:
Less than $250,000	335,740	275,724
$250,000 or more	19,254	7,559
Total certificates of deposit	354,994	283,283
Total deposits	$964,190	697,581

The aggregate amount of brokered certificates of deposit was $77.3 million and $61.8 million at December 31, 2014 and 2013, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $44.8 and $40.0 million at December 31, 2014 and 2013, respectively.

The amounts and scheduled maturities of certificates of deposit at December 31, 2014 and 2013 are as follows:

	At December 31,
	2014	2013
	(In thousands)
Maturing within one year	$157,849	144,119
Maturing one through three years	96,029	53,231
Maturing after three years	101,116	85,933
	$354,994	283,283

Included in the schedules above were deposits assumed as part of branch acquisitions during 2014. See Note 2 “Business Combinations” for further details regarding the types and balances of deposits assumed.

The Company has pledged $16.5 million of securities as of December 31, 2014 to secure public agency funds.

NOTE 11 – SHORT-TERM BORROWED FUNDS

Short-term borrowed funds at December 31, 2014 and 2013 are summarized as follows:

	At December 31,
	2014		2013
		Interest		Interest
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Short-term FHLB advances	$57,500	0.19%-0.56%	10,000	0.36%
Subordinated debenture, due 2020	300	2.68%	300	2.70%
Total short-term borrowed funds	$57,800		10,300

Lines of credit with the FHLB are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements resulting in approximately $202.9 million of collateral for these advances. In addition, at December 31, 2014, the Company has pledged $52.6 million of securities for these advances. At December 31, 2014 the Company had FHLB advances of $102.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $65.3 million.

Lines of credit with the Federal Reserve Bank (“FRB”) are based on collateral pledged. The Company has pledged certain non-mortgage commercial, acquisition and development, and lot loan portfolios under blanket lien agreements resulting in approximately $125.2 million of collateral to the FRB for these advances. At December 31, 2014 the Company had lines available with the FRB for $78.4 million. At December 31, 2014 the Company had no FRB advances outstanding.

NOTE 12 - LONG-TERM DEBT

Long-term debt at December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014
		Interest
	Balance	Rate
	(Dollars in thousands)
Long-term FHLB advances, due 2016 through 2021	$45,000	1.20%-4.00%
Subordinated debentures, due 2016 through 2020	1,275	2.68%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.28%
Total long-term debt	$61,740

	December 31, 2013
		Interest
	Balance	Rate
	(Dollars in thousands)
Long-term FHLB advances, due 2015 through 2021	$57,500	0.42%-4.00%
Subordinated debentures, due 2016 through 2020	1,575	2.70%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.29%
Total long-term debt	$74,540

The following table presents the scheduled repayments of long-term debt as of December 31, 2014.

2015	$—
2016	10,300
2017	5,300
2018	300
2019	300
Thereafter	45,540
Total	$61,740

As of December 31, 2014, there were no principal amounts callable by the FHLB on advances.

At December 31, 2014 and 2013, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15.0 million. The trust preferred securities have floating interest rates ranging from 3.28% to 3.75% at December 31, 2014 and maturities ranging from December 31, 2032 to January 7, 2034. The principal assets of the Trusts are $15.5 million of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company.

The trust preferred securities, the assets of the Trusts and the common securities issued by the Trusts are redeemable in whole or in part beginning on or after December 31, 2008, or at any time in whole but not in part from the date of issuance on the occurrence of certain events. The obligations of the Company with respect to the issuance of the trust preferred securities constitutes a full and unconditional guarantee by the Company of the Trusts’ obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

Beginning with the scheduled payment date of December 31, 2010 through December 31, 2012, the Company deferred payment of interest for nine quarters and had eleven quarters of deferral available. These as well as any future deferred distributions continued to accrue interest and are cumulative. Therefore, in accordance with generally accepted accounting principles, the Company continued to accrue the monthly cost of the trust preferred securities as it has since issuance. During 2013, the Company cured all deferred payments and interest and resumed scheduled payments on the trust preferred securities.

As currently defined by the FRB, the Company had $15.0 million of long-term debt that qualified as Tier 1 capital at December 31, 2014 and 2013. The Company had $675,000 and $975,000 of long-term debt that qualified as Tier 2 capital at December 31, 2014 and 2013, respectively.

NOTE 13 - INCOME TAXES

Income tax expense for the years ended December 31, 2014 and 2013 consists of the following:

	For the Years
	Ended December 31,
	2014	2013
Current income tax expense	(In thousands)
Federal	$2,331	7,673
State	229	1,171
	2,560	8,844
Deferred income tax expense (benefit)
Federal	752	754
State	136	(212)
	888	542
Total income tax expense	$3,448	9,386

A reconciliation from expected Federal tax expense to actual income tax expense for the years ended December 31, 2014 and 2013 using the base federal tax rates of 35% follows:

	For the Years
	Ended December 31,
	2014	2013
	(In thousands)
Computed federal income taxes	$4,116	9,171
State income tax, net of federal benefit	190	623
Tax exempt interest	(497)	(305)
Change in valuation allowance	73	—
Cash surrender value of life	(256)	(131)
Other, net	(178)	28
Total income tax expense	$3,448	9,386
112

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2014 and 2013:

	At December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Loan loss reserve	$3,204	2,810
Unrealized loss on securities available for sale	—	1,365
Tax vs. book gain on loans held for sale	46	—
Debt issuance costs	86	95
Net operating loss carryforwards	246	220
Reserve for mortgage repurchase losses	1,827	2,291
OREO write-downs	368	466
Stock based compensation	144	121
Loan fees	171	—
Reserve for miscellaneous losses	223	375
Other	392	716
	6,707	8,459
Valuation allowance	(245)	(172)
Total gross deferred tax assets	6,462	8,287
Deferred tax liabilities:
Depreciation	(1,296)	(633)
Loan fees	—	(235)
Unrealized gain on securities available for sale	(451)	—
Total gross deferred tax liabilities	(1,747)	(868)
Deferred tax assets, net	$4,715	7,419

Deferred tax assets are recognized for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce that deferred tax asset to the level that it is “more likely than not” that the tax benefit will be realized. The realization of a deferred tax benefit by the Company depends upon having sufficient taxable income of an appropriate character in the future periods.

A portion of the annual change in the net deferred income tax asset relates to unrealized gains and losses on debt and equity securities. The deferred income tax (benefit) related to the unrealized gains and losses on debt and equity securities of $1.8 million and $(1.2 million), for the years ended December 31, 2014 and 2013, respectively, was recorded directly to stockholders’ equity as a component of accumulated other comprehensive income. The balance of the change in the net deferred tax asset of $888,000 of deferred tax and $542,000 of deferred tax for the years ended December 31, 2014 and 2013, respectively, is reflected as a deferred income tax expense in the consolidated statement of operations. The valuation allowances relate to state net operating loss carry-forwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. The Company’s federal income tax returns were examined for the years 2008 through 2010. No changes were proposed. Tax returns for 2011 and subsequent years are subject to examination by taxing authorities. The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC Topic 740.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease certain office facilities under non-cancellable operating lease agreements expiring on various dates through June 2020. The Company’s rental expense for its office facilities for the years ended December 31, 2014, and 2013 totaled $729,000, and $653,000, respectively.

Minimum rental commitments (in thousands) under the leases are as follows:

Year 1	$782
Year 2	931
Year 3	941
Year 4	946
Year 5	938
After Year 5	1,019
Total	$5,557

In the course of ordinary business, the Bank is, from time to time, named a party to legal actions and proceedings, primarily related to the collection of loans and foreclosed assets. In accordance with generally accepted accounting principles, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves.

During 2012, the Company had disputes over employment agreements with two former executive officers. The Company incurred expenses related to the settlement of the disputed employment agreements of $0 and $2.6 million for the periods ended December 31, 2014 and 2013, respectively. All amounts related to the settlement of these agreements were expensed as of December 31, 2013.

NOTE 15 - STOCK-BASED COMPENSATION

Compensation cost is recognized for stock options and restricted stock awards issued to employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

On January 15, 2014, the Board of Directors of the Company declared a two-for-one stock split to stockholders of record dated February 10, 2014, payable on February 28, 2014.

On October 15, 2014, the Board of Directors of the Company declared an additional two-for-one stock split to stockholders of record as of October 31, 2014, payable on November 14, 2014.

All share, earnings per share, and per share data have been retroactively adjusted to reflect this stock split for all periods presented in accordance with generally accepted accounting principles. In addition, all stock options and restricted stock awards have been retroactively adjusted for the stock splits.

The Company has adopted the 2002 Stock Option Plan under which an aggregate of 555,000 shares have been reserved for issuance by the Company upon the grant of stock options or limited rights, of which 13,680 are outstanding. The plan provided for the grant of options to key employees and Directors as determined by the Board of Directors. No additional options can be awarded under this plan. The options vest ratably over a five-year period and have a ten-year term, both of which begin at the date of grant.

The Company adopted the 2006 Recognition and Retention Plan under which an aggregate of 240,000 shares of common stock have been reserved for issuance by the Company. The plan provides for the grant of stock to key employees and Directors of the Company and its subsidiaries. The non-vested common stock vests ratably over a five-year period. No restricted common stock of the Company was granted during fiscal 2013 and 2014 from this plan. As of December 31, 2014, a total of 226,000 shares have been awarded under the plan, of which all have vested.

The Company has adopted a 2013 Equity Incentive Plan under which an aggregate of 1,000,000 shares of common stock have been reserved for issuance by the Company. The plan provides for the grant of stock options and restricted stock awards to our officers, employees, directors, advisors, and consultants. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of the grant. The vesting period for both option grants and restricted stock grants will vary based on the timing of the grant. As of December 31, 2014 a total of 404,862 shares, net of forfeitures, were issued as restricted stock and 109,588 as stock options.

The expense recognition of employee stock option and restricted stock awards resulted in net expense of approximately $480,000, and $303,000 during the twelve months ended December 31, 2014, and 2013, respectively.

Information regarding the 2014 grants as well as other relevant disclosure related to the share-based compensation plans of the Company is presented below.

Stock Options

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock splits.

	At and For the Years Ended December 31,
	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	127,228	$5.20	33,760	5.83
Granted	5,480	10.25	104,108	5.00
Exercised	(9,440)	5.66	(8,640)	5.08
Forfeited or expired	—	—	(2,000)	(6.00)
Outstanding at end of year	123,268	$5.43	127,228	5.20

Options exercisable at end of year	66,534	$5.37	23,120	6.10

The aggregate intrinsic value of 123,268 and 127,288 stock options outstanding at December 31, 2014 and 2013 was $1.1 million and $346,000, respectively. The aggregate intrinsic value of 66,534 and 23,120 stock options exercisable at December 31, 2014 and 2013 was $574,000 and $41,038, respectively.

Information pertaining to options outstanding at December 31, 2014 and 2013, is as follows:

	At December 31, 2014
	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$5.00	104,108	8.3	$5.00	52,054	$5.00
$6.00	10,880	0.4	6.00	10,880	6.00
$9.63	2,800	1.8	9.63	2,800	9.63
$10.25	5,480	9.3	10.25	—	10.25
	123,268	7.5	$5.43	66,534	$5.37

	At December 31, 2013
	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$5.00	112,108	8.7	$5.00	8,000	$5.00
$6.00	12,320	1.5	6.00	12,320	6.00
$9.63	2,800	2.8	9.63	2,800	9.63
	127,228	7.9	$5.20	23,120	$6.10

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period. The following weighted-average assumptions were used in valuing options issued during 2014 and 2013:

	2014	2013
Dividend yield	1.0%	0%
Expected life	8 years	6.5 years
Expected volatility	32%	35%
Risk-free interest rate	2.42%	1.04%

As of December 31, 2014, there was $45,000 of total unrecognized compensation cost related to non-vested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of .63 years as of December 31, 2014.

Restricted Stock

The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the stockholders of the Company by providing economic value directly related to increases in the value of the Company’s stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants.

All restricted stock agreements are conditioned upon continued employment. Termination of employment prior to a vesting date, as described below, would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed by the Company, the key employees and non-employee directors will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change in control of the Company.

Nonvested restricted stock for the year ended December 31, 2014 and 2013 is summarized in the following table. All information has been retroactively adjusted for stock splits.

	At and For the Years Ended December 31,
	2014		2013
		Weighted		Weighted
		Average		Average
		Grant- Date		Grant- Date
Restricted stock	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	348,400	$5.29	23,200	$2.03
Granted	61,062	10.34	357,800	5.30
Vested	(108,362)	6.99	(20,600)	3.16
Forfeited	(2,000)	5.00	(12,000)	5.00
Nonvested at December 31	299,100	$5.83	348,400	$5.29

The vesting schedule of these shares as of December 31, 2014 is as follows:

Shares
2015	66,675
2016	62,475
2017	61,475
2018	61,475
2019	47,000
Thereafter	—
299,100

As of December 31, 2014, there was $1.1 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.56 years as of December 31, 2014.

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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
118

Cash and due from banks - The carrying amounts of these financial instruments approximate fair value. All mature within 90 days and present no anticipated credit concerns.

Interest-bearing cash - The carrying amount of these financial instruments approximates fair value.

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

FHLB stock and other non-marketable equity securities - The carrying amount of these financial instruments approximates fair value.

Mortgage loans held for sale - Mortgage loans held for sale are recorded at either fair value, if elected, or the lower of cost or fair value on an individual loan basis. Origination fees and costs for loans held for sale recorded at lower of cost or market are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for loans held for sale that are recorded at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.

Loans receivable - For variable rate loans that reprice frequently and have no significant change in credit risk, estimated fair values are based on carrying values and are classified as Level 2. Estimated fair values for certain mortgage loans, credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics and are classified as Level 2. Estimated fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level 2. Estimated fair values on impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. At December 31, 2014 and 2013, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs.

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

Derivative asset and liabilities - The primary use of derivative instruments are related to the mortgage banking activities of the Company. The Company’s wholesale mortgage banking subsidiary enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, The Company records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, the Company assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary’s historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the “pull-through” percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.

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

Commitments to extend credit - The carrying amounts of these commitments are considered to be a reasonable estimate of fair value because the commitments underlying interest rates are based upon current market rates.

Accrued interest payable - The fair value approximates the carrying value.

Off-balance sheet financial instruments - Contract values and fair values for off-balance sheet, credit-related financial instruments are based on estimated fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standing.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2014 and 2013 are as follows:

	At December 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$10,453	10,453	10,453	—	—
Interest-bearing cash	10,694	10,694	10,694	—	—
Securities available for sale	251,717	251,717	—	251,717	—
Securities held to maturity	25,544	27,385	—	17,652	9,733
Federal Home Loan Bank stock	5,405	5,405	—	—	5,405
Other investments	2,309	2,309	—	—	2,309
Derivative assets	1,689	1,689	—	1,689	—
Loans held for sale	40,912	39,729	—	39,729	—
Loans receivable, net	768,122	785,109	—	—	785,109
Cash value life insurance	21,532	21,532	—	21,532	—
Accrued interest receivable	3,628	3,628	—	3,628	—
Mortgage servicing rights	10,181	15,147	—	15,147	—

Financial liabilities:
Deposits	964,190	962,763	—	962,763	—
Short-term borrowed funds	57,800	57,745	—	57,745	—
Long-term debt	61,740	65,516	—	65,516	—
Derivative liabilities	1,036	1,036	530	506	—
Accrued interest payable	312	312	—	312	—

	At December 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$4,489	4,489	4,489	—	—
Interest-bearing cash	34,176	34,176	34,176	—	—
Securities available-for-sale	167,535	167,535	—	167,535	—
Securities held-to-maturity	24,554	23,547	—	15,177	8,370
Federal Home Loan Bank stock	4,103	4,103	—	—	4,103
Other investments	1,858	1,858	—	—	1,858
Derivative assets	1,412	1,412	428	984	—
Loans held for sale	36,897	37,041	—	37,041	—
Loans receivable, net	535,221	524,142	—	—	524,142
Cash value life insurance	20,910	20,910	—	20,910	—
Accrued interest receivable	2,802	2,802	—	2,802	—
Mortgage servicing rights	10,908	17,718	—	17,718	—

Financial liabilities:
Deposits	697,581	696,674	—	696,674	—
Short-term borrowed funds	10,300	10,300	—	10,300	—
Long-term debt	74,540	71,462	—	71,462	—
Derivative liabilities	55	55	—	55	—
Accrued interest payable	311	311	—	311	—
121

	At December 31,
	2014		2013
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$68,181	—	38,595	—
Standby letters of credit	1,982	—	526	—

Derivative assets:
Mortgage loan interest rate lock commitments	106,440	1,122	—	—
Mortgage loan forward sales commitments	27,292	567	20,516	106
Mortgage-backed securities forward sales commitments	—	—	88,000	878
Interest rate swaps	—	—	20,000	428

Derivative liabilities -
Mortgage-backed securities forward sales commitments	93,000	506	—	—
Mortgage loan interest rate lock commitments	—	—	103,614	55
Interest rate swaps	20,000	530	—	—

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

Investment Securities Available-for-sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At December 31, 2014 and 2013, the Company’s investment securities available-for-sale are recurring Level 2.

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

Brokered Deposit

Fair Value accounting was elected for a brokered deposit entered into during 2013 as part of the Company’s interest rate risk management. Fair value of the brokered deposit is derived from quoted market prices. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. As of December 31, 2014, there were no brokered deposits accounted for under fair value.

Impaired Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis. Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. At December 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2014 and 2013:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2014
Available-for-sale investment securities:
Municipal securities	$—	44,717	—
US government agencies	—	4,748	—
Collateralized loan obligations	—	25,872	—
Mortgage-backed securities:
Agency	—	125,542	—
Non-agency	—	50,838	—
Loans held for sale	—	39,729	—
Derivative assets:
Mortgage loan interest rate lock commitments	—	1,122	—
Mortgage loan forward sales commitments	—	567	—
Derivative liabilities:
Mortgage-backed securities forward sales commitments	—	506	—
Interest rate swaps	530	—
Total	$530	293,641	—

December 31, 2013
Available-for-sale investment securities:
Municipal securities	$—	38,499	—
US government agencies	—	5,175	—
Mortgage-backed securities:
Agency	—	69,929	—
Non-agency	—	53,932	—
Loans held for sale	—	37,041	—
Derivative assets:
Mortgage loan forward sales commitments	—	106	—
Mortgage-backed securities forward sales commitments	—	878	—
Interest rate swaps	428	—	—
Brokered deposits	—	4,948	—
Derivative liabilities:	—	—	—
Mortgage loan interest rate lock commitments	—	55	—
Total	$428	210,563	—
124

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2014 and 2013:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2014
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	2,885
Home equity	—	—	63
Commercial real estate	—	—	8,123
Construction and development	—	—	177
Consumer loans	—	—	29
Commercial business loans	—	—	1,730
Real estate owned:
One-to-four family	—	—	2,040
Commercial real estate	—	—	245
Construction and development	—	—	954
Total	$—	—	16,246

December 31, 2013
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	6,117
Home equity	—	—	125
Commercial real estate	—	—	16,953
Construction and development	—	—	1,328
Consumer loans	—	—	20
Commercial business loans	—	—	2,554
Real estate owned:
One-to-four family	—	—	959
Commercial real estate	—	—	1,781
Construction and development	—	—	3,533
Total	$—	—	33,370

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans that are deemed to be impaired are primarily valued at fair values of the underlying real estate collateral.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2014 and 2013
		Significant	Significant Unobservable
	Valuation Technique	Observable Inputs	Inputs
Impaired Loans	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 10% to 20% for sales commissions and other holding costs

Real estate owned	Appraisal Value/ Comparison Sales/ Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 10% to 20% for sales commissions and other holding costs
125

NOTE 17 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2014 and 2013, the Company had commitments to extend credit in the amount of $68.2 million and $48.6 million, respectively. At December 31, 2014 and 2013, the Company had standby letters of credit in the amount of $2.0 million and $526,000, respectively.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower and the letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2014, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential of undiscounted future payments related to standby letters of credit at December 31, 2014 was approximately $2.0 million.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Since commitments may expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include inventory, property and equipment, residential real estate and income producing commercial properties.

The Company uses derivatives primarily to neutralize interest rate risk related to its pipeline of interest rate lock commitments issued on residential mortgage loans in the process of origination for sale. At December 31, 2014 and 2013, the Company’s outstanding mortgage interest rate lock commitments totaled $106.4 and $103.6 million, respectively. The Company uses mortgage loan forward sales commitments and mortgage-backed securities forward sales commitments that generally correspond with the composition of the locked pipeline to economically hedge a percentage of the Company’s pipeline of mortgage loan interest rate lock commitments and loans held for sale. At December 31, 2014 and 2013, the Company’s outstanding mortgage loan forward sales commitments totaled $27.3 million and $20.5 million, respectively. At December 31, 2014 and 2013, the Company’s outstanding mortgage-backed securities forward sales commitments totaled $93.0 million and $88.0 million, respectively. The Company’s derivative positions are marked to market as shown in Note 5 - Derivatives.

Derivative instruments not related to mortgage banking activities, including financial futures commitments and interest rate swap agreements that do not satisfy the hedge accounting requirements are recorded at fair value and are classified with resultant changes in fair value being recognized in noninterest income in the consolidated statement of operations. As of December 31, 2014 and 2013, the Company’s outstanding interest rate swap totaled $20.0 million and $20.0 million, respectively. The Company’s derivative positions are marked to market as shown in Note 5 - Derivatives.

Management closely monitors its credit concentrations and attempts to diversify the portfolio within its market area. The Company’s markets are concentrated along coastal South Carolina. A summary of commercial real estate credit concentrations follows:

	At December 31,
	2014	2013
	(In thousands)
Commercial real estate loans, excluding owner-occupied and unfunded commitments	$270,141	190,934
Loans secured by owner-occupied commercial real estate	134,953	115,413
Unfunded commitments of commercial real estate	36,427	12,120
Total	$441,521	318,467

NOTE 18 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan that covers substantially all employees of CresCom Bank, Carolina Services (“CFC Participants”) and Crescent Mortgage (“CMC Participants”). Participants may contribute up to the maximum allowed by the regulation. During fiscal 2014 and 2013, the Company matched 75% of an employee’s contribution up to 6.00% of the participant’s compensation of the CFC Participants and the CMC Participants. For the years ended December 31, 2014, and 2013, the Company made matching contributions of $415,000 and $500,000, respectively.

The Company has an arrangement with two executives whereby the Company made payments to an insurance company on behalf of the executives. The advance is treated as a loan to the executive and the cash surrender value of the payment to the insurance company is included in other assets in the accompanying consolidated statements of financial condition. The cash surrender value of the advance at December 31, 2014 and 2013 is $427,000 and $535,000, respectively. The executive is entitled to the increase in cash value above the Company’s original cash value insurance contributions. The executive pays the Company imputed interest on the loan balance and the increase in the cash value is recorded as compensation to the executives. The insurance policy premiums are paid in full by the executives. Each executive is entitled to receive a $1.0 million death benefit and the Company will receive a $1.8 million death benefit. Since the executive pays the insurance premiums, the insurance proceeds would be taxable to the Company. One of the executives ended their participation in the plan and received their portion of the cash value in January 2015.

The Company incurred an aggregate payment of $180,000 and $108,000 paid on behalf of the executives for the period ended December 31, 2014 and 2013, respectively.

NOTE 19 - EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Basic earnings per share exclude the effect of nonvested restricted stock. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted earnings per share include the effects of outstanding stock options and restricted stock issued by the Company, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises and vesting were used to acquire shares of common stock at the average market price during the reporting period.

On January 15, 2014, the Board of Directors of the Company declared a two-for-one stock split to stockholders of record dated February 10, 2014, payable on February 28, 2014.

On October 15, 2014, the Board of Directors of the Company declared an additional two-for-one stock split to stockholders of record as of October 31, 2014, payable on November 14, 2014.

All share, earnings per share, and per share data have been retroactively adjusted to reflect this stock split for all periods presented in accordance with generally accepted accounting principles.

 The following is a summary of the reconciliation of average shares outstanding for the years ended December 31, 2014 and 2013:

	December 31,
	2014		2013
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	7,761,707	7,761,707	7,682,460	7,682,460
Effect of dilutive securities	—	161,147	—	235,029
Average shares outstanding	7,761,707	7,922,854	7,682,460	7,917,489

The average market price used in calculating the dilutive securities under the treasury stock method for the years ended December 31, 2014 and 2013 was $11.39 and $6.58, respectively.

For the years ended December 31, 2014 and 2013, 5,480 and 700 option shares, respectively, were excluded from the calculation of diluted earnings per share during the period because the exercise prices were greater than the average market price of the common shares, and therefore were deemed not to be dilutive.

NOTE 20 - CAPITAL REQUIREMENTS AND OTHER RESTRICTIONS

The Company and the Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions that if undertaken could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory methods. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. As of December 31, 2014, the most recent notification from federal banking agencies categorized the Company and the Bank as “well capitalized” under the current regulatory framework. Since December 31, 2014, there have been no events or conditions that management believes have changed the Company’s or the Bank’s regulatory capital categories.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at December 31, 2014 and 2013 are as follows:

			Required to be
			Categorized		Required to be
			Adequately		Categorized
	Actual		Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2014
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$104,613	12.03%	34,787	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	114,323	13.15%	69,574	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	104,613	9.49%	44,079	4.00%	N/A	N/A

CresCom Bank
Tier 1 capital (to risk weighted assets)	103,319	11.90%	34,716	4.00%	52,074	6.00%
Total risk based capital (to risk weighted assets)	113,029	13.02%	69,433	8.00%	86,791	10.00%
Tier 1 capital (to total average assets)	103,319	9.40%	43,985	4.00%	54,981	5.00%

December 31, 2013
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$99,602	15.42%	25,834	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	108,650	16.82%	51,668	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	99,602	11.15%	35,732	4.00%	N/A	N/A

CresCom Bank
Tier 1 capital (to risk weighted assets)	98,301	15.26%	25,763	4.00%	38,645	6.00%
Total risk based capital (to risk weighted assets)	107,327	16.66%	51,526	8.00%	64,408	10.00%
Tier 1 capital (to total average assets)	98,301	11.01%	35,706	4.00%	44,632	5.00%

On July 2, 2014, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2014, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase on January 1, 2014, for advanced approaches banking organizations, and on January 1, 2015, for other covered banking organizations. The requirements in the rule will be fully phased in by January 1, 2019.

Management expects to comply with the final rules when issued and effective. Based on the Company’s capital levels and balance sheet composition at December 31, 2014, the Company believes implementation of the new rule will have no material impact on its capital needs.

A South Carolina state bank may not pay dividends from capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions. In addition, under the Federal Deposit Insurance Corporation Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. The FRB may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice.

During the year ended December 31, 2014 and 2013, the Company paid dividend payments of $606,000 and $401,000 to stockholders.

NOTE 21 - SUPPLEMENTAL SEGMENT INFORMATION

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

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2014 and 2013:

	Community	Mortgage
For the Year Ended December 31, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$36,075	1,455	16	110	37,656
Interest expense	5,061	28	541	(28)	5,602
Net interest income (expense)	31,014	1,427	(525)	138	32,054
Provision for loan losses	(61)	61	—	—	—
Noninterest income (expense) from external customers	4,084	17,017	47	—	21,148
Intersegment noninterest income	—	136	6,146	(6,282)	—
Noninterest expense	19,548	14,946	6,949	—	41,443
Intersegment noninterest expense	5,186	960	—	(6,146)	—
Income (loss) before income taxes	10,425	2,613	(1,281)	2	11,759
Income tax expense (benefit)	3,157	762	(472)	1	3,448
Net income (loss)	$7,268	1,851	(809)	1	8,311

Assets	$1,192,419	67,952	111,096	(172,450)	1,199,017
Loans receivable, net	764,881	10,808	—	(7,567)	768,122
Loans held for sale	1,547	39,365	—	—	40,912
Deposits	966,309	—	—	(2,119)	964,190
Borrowed funds	104,076	6,800	15,465	(6,801)	119,540

	Community	Mortgage
For the Year Ended December 31, 2013	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$31,200	1,637	17	94	32,948
Interest expense	4,965	84	675	(6)	5,718
Net interest income (expense)	26,235	1,553	(658)	100	27,230
Provision for loan losses	(900)	40	—	—	(860)
Noninterest income (expense) from external customers	2,678	41,332	76	—	44,086
Intersegment noninterest income	—	488	5,812	(6,300)	—
Noninterest expense	17,724	22,452	5,796	—	45,972
Intersegment noninterest expense	4,853	1,037	—	(5,890)	—
Income (loss) before income taxes	7,236	19,844	(566)	(310)	26,204
Income tax expense (benefit)	2,273	7,441	(219)	(109)	9,386
Net income (loss)	$4,963	12,403	(347)	(201)	16,818

Assets	$873,104	61,846	101,497	(154,863)	881,584
Loans receivable, net	532,616	3,374	—	(769)	535,221
Loans held for sale	753	36,144	—	—	36,897
Deposits	701,110	—	—	(3,529)	697,581
Borrowed funds	69,376	—	15,465	(1)	84,840
131

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements for the parent company are presented below:

Carolina Financial Corporation

Condensed Statements of Financial Condition

	At December 31,
	2014	2013
	(In thousands)
Assets:
Cash and cash equivalents	$519	334
Investment in bank subsidiary	107,407	95,928
Investment in non-bank subsidiaries	850	971
Investment in unconsolidated statutory business trusts	465	465
Securities available for sale	1	1
Other assets	295	165
Total assets	$109,537	97,864

Liabilities and stockholders’ equity:
Accrued expenses and other liabilities	372	172
Long-term debt	15,465	15,465
Stockholders’ equity	93,700	82,227
Total liabilities and stockholders’ equity	$109,537	97,864

Carolina Financial Corporation

Condensed Statements of Operations

	For the Years
	Ended December 31,
	2014	2013
	(In thousands)
Dividend income from banking subsidiary	$800	4,400
Interest income	16	17
Total income	816	4,417
Interest expense	541	670
General and administrative expenses	578	435
Total expenses	1,119	1,105
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(303)	3,312
Income tax benefit	(415)	(414)
Income before equity in undistributed earnings of subsidiaries	112	3,726
Equity in undistributed earnings of CresCom Bank	8,320	12,764
Equity in undistributed earnings (losses) of Carolina Services	(121)	328
Total equity in undistributed earnings of subsidiaries	8,199	13,092
Net income	$8,311	16,818
132

Carolina Financial Corporation

Condensed Statements of Cash Flows

	For the Years
	Ended December 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$8,311	16,818
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings in subsidiaries	(8,199)	(13,092)
Stock-based compensation	480	303
Stock awards	202	—
(Increase) decrease in other assets	(130)	171
Increase (decrease) in other liabilities	200	(1,197)
Excess tax benefit in connection with equity awards	126	—
Net cash provided by operating activities	990	3,003
Cash flows from financing activities:
Principal repayment of short term debt	—	(2,750)
Proceeds from exercise of stock options	50	43
Cash dividends paid on common stock	(855)	(401)
Net cash used in financing activities	(805)	(3,108)
Net increase (decrease) in cash and cash equivalents	185	(105)
Cash and cash equivalents, beginning of year	334	439
Cash and cash equivalents, end of year	$519	334
133

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

134

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2015 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2015 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2015 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2015 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2015 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2014 and 2013
		Consolidated Statements of Income for the years ended December 31, 2014 and 2013
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014 and 2013
		Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
		Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedules
		These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
	(3)	Exhibits
		See the “Exhibit Index” immediately following the signature page of this report.
135

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA FINANCIAL CORPORATION

Date: March 20, 2015	By:	/s/ Jerold L. Rexroad
Jerold L. Rexroad
Chief Executive Officer
136

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation filed on April 2, 1997 (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on June 11, 2010 (1)
3.3	Amended and Restated Bylaws [need to file]
4.1	See Exhibits 3.1 through 3.3 for provisions in Carolina Financial Corporation’s Certificate of Incorporation and Bylaws defining the rights of holders of common stock (1)
4.2	Form of certificate of common stock (1)
10.1	Amended and Restated Employment Agreement by and between Crescent Bank and M.J. Huggins, III dated as of December 24, 2008 (1)(2)
10.2	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and M.J. Huggins, III dated September 21, 2012 (1)(2)
10.3	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and M.J. Huggins, III dated as of December 24, 2008 (1)(2)
10.4	Amended and Restated Employment Agreement by and between Crescent Bank and David Morrow dated as of December 24, 2008 (1)(2)
10.5	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and David Morrow dated as of September 19, 2012 (1)
10.6	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and David Morrow dated as of December 24, 2008 (1)(2)
10.7	Employment Agreement by and between Carolina Financial Corporation and Jerold L. Rexroad dated as of May 1, 2008 (1)(2)
10.8	First Amendment to the Employment Agreement between Carolina Financial Corporation and Jerold L. Rexroad dated as of September 19, 2012 (1)(2)
10.9	Carolina Financial Corporation 2002 Stock Option Plan (1)
10.10	Carolina Financial Corporation 2006 Recognition and Retention Plan (1)(2)
10.11	Carolina Financial Corporation 2013 Equity Incentive Plan (1)(2)
10.12	Form of Carolina Financial Corporation Elite LifeComp Agreement (1)(2)
10.13	Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated January 1, 2004 (1)
10.14	First Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 19, 2004 (1)
10.15	Second Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 1, 2006 (1)
10.16	Third Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of January 1, 2011 (1)
21.1	Subsidiaries of Carolina Financial Corporation (1)
23	Consent of Independent Registered Public Accounting Firm—Elliott Davis Decosimo, LLC
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013 ; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed on February 26, 2014.

(2)	Indicates management contracts or compensatory plans or arrangements.
137