Form 10-Q
period 2015-03-31
CAROLINA FINANCIAL CORP
filed 2015-05-08
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,133,460 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 8, 2015.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
	(In thousands)
ASSETS
Cash and due from banks	$15,293	10,453
Interest-bearing cash	11,107	10,694
Cash and cash equivalents	26,400	21,147
Securities available-for-sale (cost of $286,404 at March 31, 2015 and $246,435 at December 31, 2014)	289,485	251,717
Securities held-to-maturity (fair value of $20,055 at March 31, 2015 and $27,385 at December 31, 2014)	18,947	25,544
Federal Home Loan Bank stock, at cost	7,773	5,405
Other investments	2,653	2,309
Derivative assets	2,739	1,689
Loans held for sale	51,950	40,912
Loans receivable, net of allowance for loan losses of $9,379 at March 31, 2015 and $9,035 at December 31, 2014	794,492	768,122
Premises and equipment, net	31,686	31,075
Accrued interest receivable	4,033	3,628
Real estate acquired through foreclosure, net	3,166	3,239
Deferred tax assets, net	4,277	4,715
Mortgage servicing rights	10,361	10,181
Cash value life insurance	21,554	21,532
Core deposit intangible	3,217	3,303
Other assets	3,400	4,499
Total assets	$1,276,133	1,199,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$164,030	142,900
Interest-bearing deposits	825,619	821,290
Total deposits	989,649	964,190
Short-term borrowed funds	115,836	57,800
Long-term debt	56,665	61,740
Derivative liabilities	1,577	1,036
Drafts outstanding	3,037	3,320
Advances from borrowers for insurance and taxes	919	613
Accrued interest payable	332	312
Reserve for mortgage repurchase losses	4,671	4,999
Dividends payable to stockholders	244	243
Accrued expenses and other liabilities	5,584	11,064
Total liabilities	1,178,514	1,105,317
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued or outstanding	—	—
Common stock, par value $.01; 10,000,000 shares authorized at March 31, 2015 and December 31, 2014; 8,124,781 and 8,097,536 issued and outstanding	81	81
Additional paid-in capital	23,468	23,210
Retained earnings	72,394	69,625
Accumulated other comprehensive income, net of tax	1,676	784
Total stockholders’ equity	97,619	93,700
Total liabilities and stockholders’ equity	$1,276,133	1,199,017

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands, except share data)
Interest income
Loans	$9,463	6,833
Debt securities	1,894	1,521
Dividends from FHLB	78	34
Other interest income	22	23
Total interest income	11,457	8,411
Interest expense
Deposits	961	815
Short-term borrowed funds	66	5
Long-term debt	473	511
Total interest expense	1,500	1,331
Net interest income	9,957	7,080
Provision for loan losses	—	—
Net interest income after provision for loan losses	9,957	7,080
Noninterest income
Net gain on sale of loans held for sale	4,017	2,454
Deposit service charges	840	431
Net gain on sale of securities	471	316
Fair value adjustments on interest rate swaps	(595)	(255)
Net gain on sale of servicing assets	—	776
Net increase in cash value life insurance	178	186
Mortgage loan servicing income	1,308	1,277
Other	371	184
Total noninterest income	6,590	5,369
Noninterest expense
Salaries and employee benefits	6,963	5,344
Occupancy and equipment	1,784	984
Marketing and public relations	402	274
FDIC insurance	165	127
Provision for mortgage loan repurchase losses	(250)	—
Legal expense	177	170
Other real estate expense, net	67	247
Mortgage subservicing expense	395	363
Amortization of mortgage servicing rights	460	472
Other	2,012	1,625
Total noninterest expense	12,175	9,606
Income before income taxes	4,372	2,843
Income tax expense	1,359	899
Net income	$3,013	1,944

Earnings per common share:
Basic	$0.39	0.25
Diluted	$0.38	0.25
Weighted average common shares outstanding:
Basic	7,805,143	7,702,852
Diluted	8,010,029	7,872,174

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)

Net income	$3,013	1,944

Other comprehensive income, net of tax:
Unrealized gain on securities	1,801	2,392
Tax effect	(648)	(861)

Reclassification adjustment for gains included in earnings	(471)	(316)
Tax effect	169	114

Accretion of unrealized losses on held-to-maturity securities previously recognized in other comprehensive income	64	49
Tax effect	(23)	(18)

Other comprehensive income, net of tax	892	1,360

Comprehensive income	$3,905	3,304

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2013	8,030,408	$80	22,353	62,169	(2,375)	82,227
Stock awards	25,246	—	—	—	—	—
Stock-based compensation expense, net	—	—	247	—	—	247
Net income	—	—	—	1,944	—	1,944
Dividends declared to stockholders	—	—	—	(201)	—	(201)
Other comprehensive income, net of tax	—	—	—	—	1,360	1,360
Balance, March 31, 2014	8,055,654	$80	22,600	63,912	(1,015)	85,577

Balance, December 31, 2014	8,097,536	$81	23,210	69,625	784	93,700
Stock awards	21,805	—	—	—	—	—
Stock options exercised	5,440	—	33	—	—	33
Stock-based compensation expense, net	—	—	225	—	—	225
Net income	—	—	—	3,013	—	3,013
Dividends declared to stockholders	—	—	—	(244)	—	(244)
Other comprehensive income, net of tax	—	—	—	—	892	892
Balance, March 31, 2015	8,124,781	$81	23,468	72,394	1,676	97,619

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$3,013	1,944
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax benefit	(75)	(448)
Amortization of unearned discount/premiums on investments, net	735	504
Amortization of deferred loan fees	(716)	(577)
Amortization of mortgage servicing rights	460	472
Amortization of core deposit intangibles	86	2
Gain on sale of available-for-sale securities, net	(471)	(316)
Gain on sale of loans held for sale, net	(4,017)	(2,454)
Originations of loans held for sale	(244,143)	(206,114)
Proceeds from sale of loans held for sale	236,018	213,452
Provision for mortgage loan repurchase losses	(250)	—
Mortgage loan losses paid, net of recoveries	(78)	(238)
Fair value adjustments on interest rate swaps	595	255
Stock-based compensation	225	247
Decrease (increase) in cash surrender value of bank owned life insurance	6	(159)
Depreciation	427	271
Loss on disposals of premises and equipment	9	—
Gain (loss) on sale of real estate acquired through foreclosure	27	(28)
Write-down of real estate acquired through foreclosure	—	239
Gain on sale of servicing assets	—	(776)
Originations of mortgage servicing assets	(640)	(367)
Decrease (increase) in:
Accrued interest receivable	(405)	18
Income taxes receivable	—	(634)
Other assets	1,099	2,334
Increase (decrease) in:
Accrued interest payable	20	13
Dividends payable to stockholders	1	201
Accrued expenses and other liabilities	(5,778)	(3,486)
Cash flows (used in) provided by operating activities	(13,852)	4,355

Continued

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(69,191)	(47,805)
Maturities, payments and calls	12,628	8,448
Proceeds from sales	27,151	9,818
Activity in held-to-maturity securities:
Purchases	(497)	—
Maturities, payments and calls	167	317
Increase in other investments	(334)	(63)
(Increase) decrease in Federal Home Loan Bank stock	(2,368)	723
Increase in loans receivable, net	(25,854)	(36,427)
Proceeds from the sale of servicing assets	—	1,576
Purchase of premises and equipment	(1,081)	(1,340)
Proceeds from disposals of premises and equipment	34	—
Proceeds from sale of real estate acquired through foreclosure	246	1,157
Increase in core deposit intangibles	—	(175)
Purchase of bank owned life insurance	(203)	—
Distribution of bank owned life insurance	175	—
Cash flows used in investing activities	(59,127)	(63,771)

Cash flows from financing activities:
Net increase in deposit accounts	25,459	48,087
Net increase (decrease) in Federal Home Loan Bank advances	53,000	(10,000)
Net decrease in other short-term borrowed funds	36	—
Principal repayment of subordinated debt	(75)	(75)
Net decrease in drafts outstanding	(283)	(793)
Net increase in advances from borrowers for insurance and taxes	306	173
Cash dividends paid on common stock	(244)	(201)
Proceeds from exercise of stock options	33	—
Cash flows provided by financing activities	78,232	37,191
Net increase (decrease) in cash and cash equivalents	5,253	(22,225)
Cash and cash equivalents, beginning of period	21,147	38,665
Cash and cash equivalents, end of period	$26,400	16,440

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$1,480	1,318
Income taxes paid, net of refunds	219	2,768

Noncash investing and financing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$200	837
Transfer of held-to-maturity securities to available-for-sale securities	10,471	—
Change in unrealized gain on available-for-sale securities	1,330	2,076

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

At March 31, 2015 and December 31, 2014, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15,000,000. The principal assets of the Trusts are $15,465,000 of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 20, 2015. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10-K.

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

On January 15, 2014, the Board of Directors of the Company declared a two-for-one stock split to stockholders of record dated February 10, 2014, issued on February 28, 2014.

On October 15, 2014, the Board of Directors of the Company declared an additional two-for-one stock split to stockholders of record as of October 31, 2014, issued on November 14, 2014.

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

On April 29, 2015, the stockholders of the Company approved an increase in the number of authorized common shares from 10,000,000 to 15,000,000.

On April 29, 2015, the Company declared a $0.03 per share dividend to stockholders of record on June 24, 2015, payable July 10, 2015.

Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on stockholders’ equity or the net income as previously reported.

Recently Issued Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables topic of the Accounting Standards Codification (“ASC”). The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments are effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014 with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company applied the amendments prospectively. These amendments did not have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for annual period beginning after December 15, 2014. The Company applied the guidance by a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. These amendments did not have a material effect on its financial statements.

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to stock awards with performance targets that are outstanding at the start of the first fiscal year in the financial statements and to all stock awards that are granted or modified after the effective date. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from GAAP. Existing GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments securities available-for-sale and held-to-maturity at March 31, 2015 and December 31, 2014 follows:

	March 31, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Municipal securities	$53,189	1,702	(115)	54,776	43,119	1,621	(23)	44,717
US government agencies	10,333	78	(6)	10,405	4,770	—	(22)	4,748
Collateralized loan obligations	26,708	—	(34)	26,674	25,883	11	(22)	25,872
Mortgage-backed securities:
Agency	137,596	2,844	(58)	140,382	122,727	2,856	(41)	125,542
Non-agency	48,196	838	(189)	48,845	49,936	1,065	(163)	50,838
Total mortgage-backed securities	185,792	3,682	(247)	189,227	172,663	3,921	(204)	176,380
Trust preferred securities	10,382	1,391	(3,370)	8,403	—	—	—	—
Total	$286,404	6,853	(3,772)	289,485	246,435	5,553	(271)	251,717

Securities held-to-maturity:
Municipal securities	$17,227	928	(1)	18,154	16,787	882	(17)	17,652
Trust preferred securities	1,720	319	(138)	1,901	8,757	3,125	(2,149)	9,733
Total	$18,947	1,247	(139)	20,055	25,544	4,007	(2,166)	27,385

The following table presents unrealized losses related to the trust preferred securities that were recognized within other comprehensive income at the time of transfer to held-to-maturity as well as the unrealized gains and losses that are not presented in other comprehensive income for March 31, 2015 and December 31, 2014.

	At March 31, 2015
				Recognized in OCI			Not Recognized in OCI
				Gross Unrealized			Gross Unrealized
	Purchased Face Value	Cumulative OTTI	Carrying Value	Gains	Losses	Amortized Cost	Gains	Losses	Estimated Fair Value	Collateralization Percentage
	(In thousands)
Held-to-Maturity:
Trust Preferred Securities
Total A-Class	$2,214	—	2,214	—	(494)	1,720	319	(138)	1,901	181%-402%
	$2,214	—	2,214	—	(494)	1,720	319	(138)	1,901

	At December 31, 2014
				Recognized in OCI			Not Recognized in OCI
				Gross Unrealized			Gross Unrealized
	Purchased Face Value	Cumulative OTTI	Carrying Value	Gains	Losses	Amortized Cost	Gains	Losses	Estimated Fair Value	Collateralization Percentage
	(In thousands)
Held-to-Maturity:
Trust Preferred Securities
Total A-Class	$2,381	—	2,381	—	(558)	1,823	336	(75)	2,084	175% - 378%
Total B-Class	11,718	(2,635)	9,083	—	(2,458)	6,625	1,788	(2,074)	6,339	96% - 111%
Total C-Class	2,727	(1,340)	1,387	—	(1,078)	309	1,001	—	1,310	92% - 92%
	$16,826	(3,975)	12,851	—	(4,094)	8,757	3,125	(2,149)	9,733

As of December 31, 2014, the Company had all trust preferred securities classified as held-to-maturity. As a result of the implementation of the regulatory change in risk weightings dictated by Basel III, the Company transferred all B and C Class (mezzanine) trust preferred securities to available-for-sale. The transfer was in accordance with ASC 320-10-25-6 as a result of the change in risk weightings related to these securities; therefore, management has determined the transfer out of held-to-maturity is consistent with the original designation and does not taint the remaining portfolio. The senior tranche, or A Class, trust preferred securities remained in held-to-maturity as Basel III did not have a material effect on the risk weightings of these securities. The amortized cost of the securities reclassified to available-for-sale from held-to-maturity was $10.4 million. The net unrealized gains recorded in other comprehensive income during the first quarter of 2015 as a result of this reclassification were approximately $715,000.

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

As of March 31, 2015, $769,000 of the pooled trust preferred securities were investment grade, $951,000 were split-rated, and $6.9 million were below investment grade. As of December 31, 2014, $0.9 million of the pooled trust preferred securities were investment grade, $1.0 million were split-rated, and $6.9 million were below investment grade. In terms of risk-based capital calculation, the Company allocates additional risk-based capital to the below investment grade securities.

As of March 31, 2015, senior tranches (classified as held-to-maturity) represent $1.7 million in amortized cost of the Company’s trust preferred securities, while mezzanine tranches (classified as available-for-sale) represented $10.4 million. All of the $10.4 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2015 follows:

	At March 31, 2015
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$9,123	9,189
One to five years	104,943	107,163
Six to ten years	123,085	125,269
After ten years	49,253	47,864
Total	$286,404	289,485

Securities held-to-maturity:
Less than one year	$—	—
One to five years	11,008	11,993
Six to ten years	6,988	7,249
After ten years	951	813
Total	$18,947	20,055

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Proceeds	$27,151	9,818

Realized gains	474	316
Realized losses	(3)	—
Total investment securities gains, net	$471	316

At March 31, 2015, the Company had pledged $56.3 million of securities for Federal Home Loan Bank (“FHLB”) advances.

The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 are as follows:

	At March 31, 2015
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$11,168	11,056	(112)	336	333	(3)	11,504	11,389	(115)
US government agencies	1,693	1,687	(6)	—	—	—	1,693	1,687	(6)
Collateralized loan obligations	13,208	13,174	(34)	—	—	—	13,208	13,174	(34)
Mortgage-backed securities:
Agency	7,708	7,650	(58)	—	—	—	7,708	7,650	(58)
Non-agency	9,564	9,502	(62)	6,739	6,612	(127)	16,303	16,114	(189)
Total mortgage-backed securities	17,272	17,152	(120)	6,739	6,612	(127)	24,011	23,764	(247)
Trust preferred securities	—	—	—	7,943	4,573	(3,370)	7,943	4,573	(3,370)
Total	$43,341	43,069	(272)	15,018	11,518	(3,500)	58,359	54,587	(3,772)

Held-to-maturity:
Municipal securities	$497	496	(1)	—	—	—	497	496	(1)
Trust preferred securities	—	—	—	951	813	(138)	951	813	(138)
Total	$497	496	(1)	951	813	(138)	1,448	1,309	(139)

The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 are as follows:

	At December 31, 2014
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$2,479	2,475	(4)	1,504	1,485	(19)	3,983	3,960	(23)
US government agencies	4,770	4,748	(22)	—	—	—	4,770	4,748	(22)
Collateralized loan obligations	14,708	14,686	(22)	—	—	—	14,708	14,686	(22)
Mortgage-backed securities:
Agency	17,541	17,500	(41)	—	—	—	17,541	17,500	(41)
Non-agency	14,284	14,138	(146)	3,114	3,097	(17)	17,398	17,235	(163)
Total mortgage-backed securities	31,825	31,638	(187)	3,114	3,097	(17)	34,939	34,735	(204)
Total	$53,782	53,547	(235)	4,618	4,582	(36)	58,400	58,129	(271)

Held-to-maturity:
Municipal securities	$—	—	—	2,363	2,346	(17)	2,363	2,346	(17)
Trust preferred securities	—	—	—	7,326	5,177	(2,149)	7,326	5,177	(2,149)
Total	$—	—	—	9,689	7,523	(2,166)	9,689	7,523	(2,166)

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

At March 31, 2015 and December 31, 2014, the Company had 33 and 26, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities and mortgage-backed securities (agency and non-agency) summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows, and determined that no OTTI expense was necessary for the three months ended March 31, 2015.

The Company had 1 and 4 trust preferred securities within the held-to-maturity portfolio that were in an unrealized loss position at March 31, 2015 and December 31, 2014, respectively.

To determine the fair value, cash flow models for trust preferred securities are provided by a third-party pricing service. Impairment testing is performed on a quarterly basis using a detailed cash flow analysis for each security. The major assumptions used during the impairment test are described in the subsequent paragraph.

In 2009, the Company adopted a four year “burst” scenario for its modeled default rates (2010 - 2013) that replicated the default rates for the banking industry from the four peak years of the savings and loan crisis, which then reduced to 0.25% annually. The elevated default rate ended in 2013, and the constant default rate used by the Company is now 0.25% annually. All issuers that were currently in deferral were presumed to be in default. Additionally, all defaults are assumed to have a 15% recovery after two years and 1% of the pool is presumed to prepay annually. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current three-month LIBOR forward interest rate curve. Based on the cash flow analysis performed at period end, management believes that there are no additional securities other-than-temporarily impaired at March 31, 2015.

There was no OTTI recognized for the three months ended March 31, 2015 or 2014.

Management believes that there are no additional securities other-than-temporarily impaired at March 31, 2015. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

NOTE 3 – DERIVATIVES

The derivative positions of the Company at March 31, 2015 and December 31, 2014 are as follows:

	At March 31,		At December 31,
	2015		2014
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Mortgage loan interest rate lock commitments	$2,181	173,311	1,122	106,440
Mortgage loan forward sales commitments	558	33,159	567	27,292
	$2,739	206,470	1,689	133,732
Derivative liabilities:
Mortgage-backed securities forward sales commitments	$622	138,507	506	93,000
Interest rate swaps	955	25,000	530	20,000
	$1,577	163,507	1,036	113,000

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

Derivative instruments not related to mortgage banking activities, including financial futures commitments and interest rate swap agreements that do not satisfy the hedge accounting requirements are recorded at fair value and are classified with resultant changes in fair value recorded in current period earnings in fair value adjustments on interest rate swaps within noninterest income in the consolidated statements of operations.

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

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2015 and December 31, 2014 are summarized by category as follows:

	At March 31,		At December 31,
	2015		2014
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$271,941	33.78%	252,819	32.48%
Home equity	28,130	3.50%	27,547	3.54%
Commercial real estate	318,769	39.61%	317,912	40.85%
Construction and development	83,488	10.37%	92,008	11.82%
Consumer loans	5,277	0.66%	5,675	0.73%
Commercial business loans	97,244	12.08%	82,305	10.58%
Total gross loans receivable	804,849	100.00%	778,266	100.00%
Less:
Allowance for loan losses	9,379		9,035
Deferred fees, net	978		1,109
Total loans receivable, net	$794,492		768,122

Included in the loan totals were $78.0 and $80.2 million in loans acquired through branch acquisitions at March 31, 2015 and December 31, 2014, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At March 31,		At December 31,
	2015		2014
	(Dollars in thousands)

Variable rate loans	$350,006	43.49%	337,802	43.40%
Fixed rate loans	454,843	56.51%	440,464	56.60%
Total loans outstanding	$804,849	100.00%	778,266	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended March 31, 2015
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2015	$2,888	221	3,283	1,069	30	1,430	114	9,035
Provision for loan losses	(179)	5	(217)	15	(12)	242	146	—
Charge-offs	—	—	—	(90)	(1)	(41)	—	(132)
Recoveries	175	—	225	12	12	52	—	476
Balance at March 31, 2015	$2,884	226	3,291	1,006	29	1,683	260	9,379

	For the Three Months Ended March 31, 2014
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2014	$2,472	231	2,855	1,418	42	339	734	8,091
Provision for loan losses	114	3	444	(339)	(40)	115	(297)	—
Charge-offs	(37)	—	(28)	(170)	(13)	—	—	(248)
Recoveries	19	—	—	327	40	172	—	558
Balance at March 31, 2014	$2,568	234	3,271	1,236	29	626	437	8,401

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At March 31, 2015:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$318	—	130	—	—	—	—	448
Collectively evaluated for impairment	2,566	226	3,161	1,006	29	1,683	260	8,931
	$2,884	226	3,291	1,006	29	1,683	260	9,379

Loans receivable ending balances:
Individually evaluated for impairment	$4,258	62	8,205	177	63	1,717	—	14,482
Collectively evaluated for impairment	267,683	28,068	310,564	83,311	5,214	95,527	—	790,367
Total loans receivable	$271,941	28,130	318,769	83,488	5,277	97,244	—	804,849

At December 31, 2014:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$364	—	30	90	1	—	—	485
Collectively evaluated for impairment	2,524	221	3,253	979	29	1,430	114	8,550
	$2,888	221	3,283	1,069	30	1,430	114	9,035

Loans receivable ending balances:
Individually evaluated for impairment	$3,249	63	8,153	267	30	1,730	—	13,492
Collectively evaluated for impairment	249,570	27,485	309,759	91,741	5,644	80,575	—	764,774
Total loans receivable	$252,819	27,548	317,912	92,008	5,674	82,305	—	778,266

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of March 31, 2015 and December 31, 2014. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At March 31, 2015			At December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,253	4,800	—	2,008	3,731	—
Home equity	62	409	—	63	410	—
Commercial real estate	7,821	8,365	—	7,893	8,439	—
Construction and development	177	2,000	—	—	1,733	—
Consumer loans	63	539	—	29	506	—
Commercial business loans	1,717	2,887	—	1,730	2,927	—
	13,093	19,000	—	11,723	17,746	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,005	1,005	318	1,241	1,241	364
Home equity	—	—	—	—	—	—
Commercial real estate	384	384	130	260	260	30
Construction and development	—	—	—	267	267	90
Consumer loans	—	—	—	1	1	1
Commercial business loans	—	—	—	—	—	—
	1,389	1,389	448	1,769	1,769	485

Total:
Loans secured by real estate:
One-to-four family	4,258	5,805	318	3,249	4,972	364
Home equity	62	409	—	63	410	—
Commercial real estate	8,205	8,749	130	8,153	8,699	30
Construction and development	177	2,000	—	267	2,000	90
Consumer loans	63	539	—	30	507	1
Commercial business loans	1,717	2,887	—	1,730	2,927	—
	$14,482	20,389	448	13,492	19,515	485

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,482	69	5,107	53
Home equity	62	—	—	—
Commercial real estate	7,856	87	16,807	148
Construction and development	245	—	450	2
Consumer loans	37	—	23	4
Commercial business loans	1,718	73	2,480	77
	12,400	229	24,867	284

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,007	—	545	5
Home equity	—	—	—	—
Commercial real estate	290	3	311	6
Construction and development	—	—	—	—
Consumer loans	—	—	7	—
Commercial business loans	—	—	5	—
	1,297	3	868	11

Total:
Loans secured by real estate:
One-to-four family	3,489	69	5,652	58
Home equity	62	—	—	—
Commercial real estate	8,146	90	17,118	154
Construction and development	245	—	450	2
Consumer loans	37	—	30	4
Commercial business loans	1,718	73	2,485	77
	$13,697	232	25,735	295

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of March 31, 2015 and December 31, 2014.

	At March 31, 2015
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$137	—	253	69	24	—	483
60-89 days past due	27	61	—	—	72	—	160
90 days or more past due	1,802	—	323	177	42	3	2,347
Total past due	1,966	61	576	246	138	3	2,990
Current	269,975	28,069	318,193	83,242	5,139	97,241	801,859
Total loans receivable	$271,941	28,130	318,769	83,488	5,277	97,244	804,849

	At December 31, 2014
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$336	18	260	60	21	27	722
60-89 days past due	188	—	—	—	6	—	194
90 days or more past due	1,589	—	333	267	6	—	2,195
Total past due	2,113	18	593	327	33	27	3,111
Current	250,706	27,530	317,319	91,681	5,641	82,278	775,155
Total loans receivable	$252,819	27,548	317,912	92,008	5,674	82,305	778,266

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

There were no loans past due 90 days or more and still accruing at March 31, 2015 or December 31, 2014.

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at March 31, 2015 and December 31, 2014.

	At March 31,	At December 31,
	2015	2014
	(In thousands)
Loans secured by real estate:
One-to-four family	$1,846	1,720
Home equity	62	63
Commercial real estate	575	333
Construction and development	177	267
Consumer loans	46	12
Commercial business loans	39	39
	$2,745	2,434

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of March 31, 2015 and December 31, 2014.

	At March 31, 2015
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$269,068	28,068	308,360	83,017	5,264	96,441	790,218
Special Mention	383	—	9,687	294	—	197	10,561
Substandard	2,490	62	722	177	13	606	4,070
Total loans receivable	$271,941	28,130	318,769	83,488	5,277	97,244	804,849

Performing	$270,095	28,068	318,194	83,311	5,231	97,205	802,104
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	1,846	62	575	177	46	39	2,745
Total nonperforming	1,846	62	575	177	46	39	2,745
Total loans receivable	$271,941	28,130	318,769	83,488	5,277	97,244	804,849

	At December 31, 2014
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$249,781	27,485	307,283	91,441	5,661	81,499	763,150
Special Mention	1,318	—	10,037	300	1	217	11,873
Substandard	1,720	63	592	267	12	589	3,243
Total loans receivable	$252,819	27,548	317,912	92,008	5,674	82,305	778,266

Performing	$251,099	27,485	317,579	91,741	5,662	82,266	775,832
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	1,720	63	333	267	12	39	2,434
Total nonperforming	1,720	63	333	267	12	39	2,434
Total loans receivable	$252,819	27,548	317,912	92,008	5,674	82,305	778,266

Troubled Debt Restructurings

At March 31, 2015, there were $11.8 million in loans designated as troubled debt restructurings of which $11.7 million were accruing. At December 31, 2014, there were $10.8 million in loans designated as troubled debt restructurings of which $10.7 million were accruing.

There was one relationship totaling fourteen loans designated as a troubled debt restructuring during the three months ended March 31, 2015. All loans within this relationship were designated as troubled debt restructuring due to a change in payment structure. Eleven loans were within the one-to-four family loan segment with a premodification and post modification recorded investment of $749,000. Two loans were within the commercial real estate loan segment with a premodification and post modification recorded investment of $147,000. One loan was within the commercial and industrial loan segment with a premodification and post modification recorded investment of $14,000.

There were no loans designated as a troubled debt restructuring during the three months ended March 31, 2014.

No loans previously restructured in the twelve months prior to March 31, 2015 and 2014 went into default during the period ended March 31, 2015 and 2014.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

NOTE 5 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in other real estate owned for the periods ended March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$3,239	6,273
Additions	200	1,461
Sales	(273)	(3,969)
Write downs	—	(526)
Balance at end of period	$3,166	3,239

A summary of the composition of real estate acquired through foreclosure follows:

	At March 31,	At December 31,
	2015	2014
	(In thousands)
Real estate loans:
One-to-four family	$188	245
Commercial real estate	450	954
Construction and development	2,528	2,040
	$3,166	3,239

NOTE 6 - DEPOSITS

Deposits outstanding by type of account at March 31, 2015 and December 31, 2014 are summarized as follows:

	At March 31,	At December 31,
	2015	2014
	(In thousands)
Noninterest-bearing demand accounts	$164,030	142,900
Interest-bearing demand accounts	175,848	183,550
Savings accounts	38,296	36,630
Money market accounts	248,492	246,116
Certificates of deposit:
Less than $250,000	345,820	335,740
$250,000 or more	17,163	19,254
Total certificates of deposit	362,983	354,994
Total deposits	$989,649	964,190

The aggregate amount of brokered certificates of deposit was $86.6 million and $77.3 million at March 31, 2015 and December 31, 2014, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $48.1 million and $44.8 million at March 31, 2015 and December 31, 2014, respectively.

The Company has pledged $16.9 million of securities as of March 31, 2015 to secure public agency funds.

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

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are as follows:

	At March 31, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$15,293	15,293	15,293	—	—
Interest-bearing cash	11,107	11,107	11,107	—	—
Securities available-for-sale	289,485	289,485	—	289,485	—
Securities held-to-maturity	18,947	20,055	—	20,055	—
Federal Home Loan Bank stock	7,773	7,773	—	—	7,773
Other investments	2,653	2,653	—	—	2,653
Derivative assets	2,739	2,739	—	2,739	—
Loans held for sale	51,950	51,950	—	51,950	—
Loans receivable, net	794,492	828,803	—	—	828,803
Cash value life insurance	21,554	21,554	—	21,554	—
Accrued interest receivable	4,033	4,033	—	4,033	—
Mortgage servicing rights	10,361	15,098	—	15,098	—

Financial liabilities:
Deposits	989,649	989,539	—	989,539	—
Short-term borrowed funds	115,836	115,725	—	115,725	—
Long-term debt	56,665	60,782	—	60,782	—
Derivative liabilities	1,577	1,577	955	622	—
Accrued interest payable	332	332	—	332	—

	At December 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$10,453	10,453	10,453	—	—
Interest-bearing cash	10,694	10,694	10,694	—	—
Securities available-for-sale	251,717	251,717	—	251,717	—
Securities held-to-maturity	25,544	27,385	—	27,385	—
Federal Home Loan Bank stock	5,405	5,405	—	—	5,405
Other investments	2,309	2,309	—	—	2,309
Derivative assets	1,689	1,689	—	1,689	—
Loans held for sale	40,912	40,912	—	40,912	—
Loans receivable, net	768,122	785,109	—	—	785,109
Cash value life insurance	21,532	21,532	—	21,532	—
Accrued interest receivable	3,628	3,628	—	3,628	—
Mortgage servicing rights	10,181	15,147	—	15,147	—

Financial liabilities:
Deposits	964,190	962,763	—	962,763	—
Short-term borrowed funds	57,800	57,745	—	57,745	—
Long-term debt	61,740	65,516	—	65,516	—
Derivative liabilities	1,036	1,036	530	506	—
Accrued interest payable	312	312	—	312	—

	At March 31, 2015		At December 31, 2014
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$64,642	—	68,181	—
Standby letters of credit	1,463	—	1,982	—

Derivative assets:
Mortgage loan interest rate lock commitments	173,311	2,181	106,440	1,122
Mortgage loan forward sales commitments	33,159	558	27,292	567

Derivative liabilities:
Mortgage-backed securities forward sales commitments	138,507	622	93,000	506
Interest rate swaps	25,000	955	20,000	530

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

Investment Securities Available-for-Sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At March 31, 2015 and December 31, 2014, the Company’s investment securities available-for-sale are recurring Level 2.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2015 and December 31, 2014:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2015
Available-for-sale investment securities:
Municipal securities	$—	54,776	—
US government agencies	—	10,405	—
Collateralized loan obligations	—	26,674	—
Mortgage-backed securities:
Agency	—	140,382	—
Non-agency	—	48,845	—
Trust Preferred Securities	—	8,403	—
Loans held for sale	—	51,950	—
Derivative assets:
Mortgage loan interest rate lock commitments	—	2,181	—
Mortgage loan forward sales commitments	—	558	—
Derivative liabilities:
Mortgage-backed securities forward sales commitments	—	622
Interest rate swaps	955	—	—
Total	$955	344,796	—

December 31, 2014
Available-for-sale investment securities:
Municipal securities	$—	44,717	—
US government agencies	—	4,748	—
Collateralized loan obligations	—	25,872	—
Mortgage-backed securities:
Agency	—	125,542	—
Non-agency	—	50,838	—
Loans held for sale	—	40,912	—
Derivative assets:
Mortgage loan interest rate lock commitments	—	1,122	—
Mortgage loan forward sales commitment	—	567	—
Derivative liabilities:
Mortgage-backed securities forward sales commitments	—	506	—
Interest rate swaps	530	—	—
Total	$530	294,824	—

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2015 and December 31, 2014:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2015
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,940
Home equity	—	—	62
Commercial real estate	—	—	8,075
Construction and development	—	—	177
Consumer loans	—	—	63
Commercial business loans	—	—	1,717
Real estate owned:
One-to-four family	—	—	188
Commercial real estate	—	—	450
Construction and development	—	—	2,528
Total	$—	—	17,200

December 31, 2014
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	2,885
Home equity	—	—	63
Commercial real estate	—	—	8,123
Construction and development	—	—	177
Consumer loans	—	—	29
Commercial business loans	—	—	1,730
Real estate owned:
One-to-four family	—	—	2,040
Commercial real estate	—	—	245
Construction and development	—	—	954
Total	$—	—	16,246

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2015 and December 31, 2014
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

As stated in Note 1, on January 15, 2014, the Board of Directors of the Company declared a two-for-one stock split to stockholders of record as of February 10, 2014, issued on February 28, 2014.

On October 15, 2014, the Board of Directors of the Company declared an additional two-for-one stock split to stockholders of record as of October 31, 2014, issued on November 14, 2014.

All share, earnings per share, and per share data have been retroactively adjusted to reflect the stock splits for all periods presented in accordance with GAAP.

The following is a summary of the reconciliation of weighted average shares outstanding for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015		2014
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	7,805,143	7,805,143	7,702,852	7,702,852
Effect of dilutive securities	—	204,886	—	169,322
Weighted average shares outstanding	7,805,143	8,010,029	7,702,852	7,872,174

NOTE 9 – SUPPLEMENTAL SEGMENT INFORMATION

The Company has three reportable segments: community banking, wholesale mortgage banking (“mortgage banking”) and other. The community banking segment provides traditional banking services offered through CresCom Bank. The mortgage banking segment provides mortgage loan origination and servicing offered through Crescent Mortgage Company. The other segment provides managerial and operational support to the other business segments through Carolina Services and Carolina Financial.

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

The following tables present selected financial information for the Company’s reportable business segments for the three months ended March 31, 2015 and 2014:

	Community	Mortgage
For the Three Months Ended March 31, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$11,022	392	4	39	11,457
Interest expense	1,355	11	145	(11)	1,500
Net interest income (expense)	9,667	381	(141)	50	9,957
Provision for loan losses	(37)	37	—	—	—
Noninterest income from external customers	1,700	4,890	—	—	6,590
Intersegment noninterest income	1	36	1,768	(1,805)	—
Noninterest expense	6,335	3,908	1,932	—	12,175
Intersegment noninterest expense	1,528	241	—	(1,769)	—
Income (loss) before income taxes	3,542	1,121	(305)	14	4,372
Income tax expense (benefit)	1,069	410	(125)	5	1,359
Net income (loss)	$2,473	711	(180)	9	3,013

	Community	Mortgage
For the Three Months Ended March 31, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$8,091	285	4	31	8,411
Interest expense	1,197	—	134	—	1,331
Net interest income (expense)	6,894	285	(130)	31	7,080
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	915	4,444	10	—	5,369
Intersegment noninterest income	—	72	1,510	(1,582)	—
Noninterest expense	4,114	3,846	1,646	—	9,606
Intersegment noninterest expense	1,270	240	—	(1,510)	—
Income (loss) before income taxes	2,425	715	(256)	(41)	2,843
Income tax expense (benefit)	735	275	(95)	(16)	899
Net income (loss)	$1,690	440	(161)	(25)	1,944

The following tables present selected financial information for the Company’s reportable business segments for March 31, 2015 and December 31, 2014:

	Community	Mortgage
At March 31, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,268,260	71,312	112,875	(176,314)	1,276,133
Loans receivable, net	790,002	14,744	—	(10,254)	794,492
Loans held for sale	14,013	37,937	—	—	51,950
Deposits	991,410	—	—	(1,761)	989,649
Borrowed funds	157,000	9,500	15,501	(9,500)	172,501

	Community	Mortgage
At December 31, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,192,419	67,952	111,096	(172,450)	1,199,017
Loans receivable, net	764,881	10,808	—	(7,567)	768,122
Loans held for sale	1,547	39,365	—	—	40,912
Deposits	966,309	—	—	(2,119)	964,190
Borrowed funds	104,076	6,800	15,465	(6,801)	119,540

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 and assesses our financial condition as of March 31, 2015 as compared to December 31, 2014. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2014 included in our Form 10-K for that period. Results for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

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

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed, implied or projected by us in such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form10-K for the year ended December 31, 2014. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q and our other reports filed pursuant to the Securities Exchange Act of 1934. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

Company Overview

The Company is a Delaware corporation and bank holding company that was incorporated in 1996 and began operations in 1997. It operates principally through CresCom Bank, a South Carolina state-chartered bank (the “Bank”). Crescent Mortgage Company operates as a wholly-owned subsidiary of CresCom Bank. CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is a wholesale mortgage company that provides mortgage banking services in 45 states and has partnered with over 2,000 community banks, credit unions and mortgage brokers.

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

Executive Summary of Operating Results

At March 31, 2015, our total assets were $1.3 billion, an increase of $77.1 million, from total assets of $1.2 billion at December 31, 2014. The largest components of our total assets are loans receivable and securities which were $794.5 million and $308.4 million, respectively at March 31, 2015. Comparatively, our loans receivable and securities totaled $768.1 million and $277.2 million, respectively, at December 31, 2014. At March 31, 2015 loans held for sale were $52.0 million compared to $40.9 million as of December 31, 2014. Our liabilities and stockholders’ equity at March 31, 2015 totaled $1.2 billion and $97.6 million, respectively, compared to liabilities of $1.1 billion and stockholders’ equity of $93.7 million at December 31, 2014. The principal components of our liabilities are deposits which were $989.6 million and $964.2 million at March 31, 2015 and December 31, 2014, respectively. The increase in total assets and deposits during 2015 primarily related to strong loan and deposit growth.

The Company reported net income available to common stockholders of approximately $3.0 million, or $0.38 per diluted share, for the three months ended March 31, 2015, compared to approximately $1.9 million, or $0.25 per diluted share for three months ended March 31, 2014. The increase in net income from period to period is attributable to the significant growth in loans and securities experienced during 2014 and into 2015, increased deposit fee income, increased gain on sale of loan mortgages originated at the Bank, and improved results from Crescent Mortgage Company.

The allowance for loan losses was $9.4 million, or 1.17% of total loans at March 31, 2015, compared to $9.0 million, or 1.16% of total loans, at December 31, 2014. The Company experienced net recoveries of $344,000 and $310,000 during the three months ended March 31, 2015 and 2014, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total loans decreasing to 0.46% as of March 31, 2015 as compared to 0.47% as of December 31, 2014. No provision expense was recorded during the three months ended March 31, 2015 or 2014 due to the continued improvement in asset quality as well as the net recoveries experienced.

At March 31, 2015, the Company’s regulatory capital ratios exceeded the minimum levels currently required. Stockholders’ equity totaled $97.6 million as of March 31, 2015 compared to $93.7 million at December 31, 2014. The implementation of Basel III capital framework did not have a material effect on the Company’s regulatory capital ratios.

Recent Events

On April 29, 2015, the stockholders of the Company approved an increase in the number of authorized common shares from 10,000,000 to 15,000,000.

On April 29, 2015, the Company declared a $0.03 per share dividend to stockholders of record on June 24, 2015, payable July 10, 2015.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our consolidated financial statements within Item 1 “Financial Statements” elsewhere in this report.

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

Other-Than Temporary Impairment. The evaluation and recognition of other-than-temporary impairment, or OTTI, on certain investments including our private label mortgage-backed securities and trust preferred securities requires significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security. Under different conditions or utilizing different assumptions, the actual OTTI realized by us may be different from the actual amounts recognized in our consolidated financial statements. See notes to our consolidated financial statements in item I “Financial Statements” for the disclosure of certain assumptions used in the determination of OTTI.

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

For additional discussion related to the determination of fair value related to derivative instruments, see notes to the financial statements in Item I “Financial Statements.”

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

Business Combinations. The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. As provided for under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

Results of Operations

Summary

The Company reported net income available to common stockholders of approximately $3.0 million, or $0.38 per diluted share, for the three months ended March 31, 2015, compared to approximately $1.9 million, or $0.25 per diluted share for three months ended March 31, 2014. The increase in net income from period to period is attributable to the significant growth in loans and securities experienced during 2014 and into 2015, increased deposit fee income, increased gain on sale of loan mortgages originated at the Bank, and improved results from Crescent Mortgage Company.

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

Net interest income increased to $10.0 million for the three months ended March 31, 2015 from $7.1 million for the three months ended March 31, 2014. The increase in net interest income for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is a result of the increase in average interest-earning assets balances as well as a decrease in rates paid on interest-bearing liabilities and a shift to lower cost funding sources.

The increase in average earnings assets for the three months ended March 31, 2015 is primarily the result of increased balances of loans receivable and securities.

The growth in average loan balances was primarily the result of the following:

•     Residential mortgage –In addition to selling a portion of its production, the Company has retained a portion of the mortgage production. Due to the emphasis to grow the residential mortgage portfolio, loans receivable within the one-to-four family portfolio have increased $71.3 million since March 31, 2014. This growth includes loans acquired in Branch Acquisition during the fourth quarter of 2014, described further below.

•     Commercial lending – during 2014, the Company expanded its commercial lending team by hiring additional loan officers in its Charleston and Myrtle Beach markets of South Carolina. The Company has also opened a loan production office in the upstate of South Carolina. As a result, loans receivable within the commercial real estate and construction and development portfolios have grown $68.9 million and $23.4 million, respectively, since March 31, 2014. This growth includes loans acquired in the Branch acquisition described further below.

•     Syndicated loans – the Charleston and Myrtle Beach markets of South Carolina have provided limited opportunities for the Bank to develop a Commercial and Industrial (“C&I”) loan portfolio. The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase C&I loans to retain in the loan portfolio. These loans typically have terms of seven years and are tied to a floating rate index such as libor or prime. To effectively manage this new line of lending, the Company hired an experienced senior lending executive in 2014 with relevant experience to lead and manage this area of the loan portfolio and retained a consulting firm that specializes in syndicated loans. Syndicated loans have grown $46.7 million since March 31, 2014. As of March 31, 2015, the syndicated loan portfolio outstanding was $60.3 million and is grouped within commercial business loans. As of March 31, 2015, the Moody’s weighted average credit facility rating of the syndicated loan portfolio was Ba2, with no credit rated less than B2.

•     Acquisition of 13 branches – On December 12, 2014, the Company finalized the acquisition of 13 branches from First Community Bank. Loans acquired totaled $70.0 million after fair value adjustments with approximately $20.7 million in one-to-family, $18.2 million in commercial real estate and $20.9 million in construction and development with the remaining loans consisting of consumer, home equity, and commercial business loans.

The decrease in rates paid on interest-bearing liabilities is based on the continued historically low interest rates that have positively impacted our ability to reduce funding cost. We have also shifted to lower cost funding sources through the Company’s sustained efforts to grow checking, savings, and money market accounts during 2014 and continuing into 2015. As a result of these efforts, the Company experienced significant growth in checking, savings, and money market accounts which typically yield less than other forms of interest-bearing liabilities. Checking, savings and money market balances increased $189.0 million since March 31, 2014, including $159.4 million of deposits assumed in the two branch acquisitions completed in 2014.

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

	For The Three Months Ended March 31,
	2015			2014
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$30,733	289	3.76%	25,658	266	4.15%
Loans receivable, net (1)	779,661	9,174	4.77%	553,427	6,567	4.81%
Interest-bearing cash	17,988	11	0.25%	21,009	13	0.25%
Securities available for sale	260,599	1,735	2.70%	182,747	1,317	2.92%
Securities held to maturity	25,456	159	2.53%	24,326	204	3.40%
Federal Home Loan Bank stock	6,404	78	4.94%	3,773	34	3.60%
Other investments	2,513	11	1.78%	1,686	10	2.41%
Total interest-earning assets	1,123,354	11,457	4.14%	812,626	8,411	4.20%
Non-earning assets	107,590			81,528

Total assets	$1,230,944			894,154

Interest-bearing liabilities:
Demand accounts	194,252	56	0.12%	84,146	41	0.20%
Money market accounts	243,687	110	0.18%	217,868	136	0.25%
Savings accounts	36,914	12	0.13%	20,756	10	0.20%
Certificates of deposit	360,346	783	0.88%	292,362	628	0.87%
Short-term borrowed funds	97,159	66	0.28%	4,644	5	0.44%
Long-term debt	45,203	473	4.24%	73,307	511	2.83%
Total interest-bearing liabilities	977,561	1,500	0.62%	693,083	1,331	0.78%
Noninterest-bearing deposits	135,982			103,583
Other liabilities	20,127			14,508
Stockholders’ equity	97,274			82,980

Total liabilities and
Stockholders’ equity	$1,230,944			894,154

Net interest spread			3.52%			3.42%
Net interest margin	3.60%			3.54%

Net interest margin (tax equivalent) (2)	3.68%			3.63%
Net interest income		9,957			7,080

(1) Average balances of loans include nonaccrual loans.

(2) The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.60%, or 3.68% on a tax equivalent basis, for the three month period ended March 31, 2015 compared to 3.54%, or 3.63% on a tax equivalent basis, for the three month period ended March 31, 2014. The increase in our net margin primarily resulted from the increase in average noninterest-bearing deposits and a shift to lower cost deposits positively impacting the rate paid on interest-bearing liabilities.

Our net interest spread, which is not on a tax equivalent basis, was 3.52% for the three months ended March 31, 2015 as compared to 3.42% for the same period in 2014. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 10 basis point increase in net interest spread is a result of the 6 basis point decrease in yield on interest-earning assets and a 16 basis point decrease in rate paid on interest-bearing liabilities.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended March 31, 2015 and 2014.

	For the Three Months
	Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$9,035	8,091
Provision for loan losses	—	—
Loan charge-offs	(132)	(248)
Loan recoveries	476	558
Balance, end of period	$9,379	8,401

The Company experienced net recoveries of $344,000 and $310,000 during the three months ended March 31, 2015 and 2014, respectively, while asset quality has remained relatively consistent since year end, with nonperforming assets to total assets decreasing to 0.46% as of March 31, 2015 as compared to 0.47% as of December 31, 2014. No provision expense was recorded during the three months ended March 31, 2015 or 2014 due to the continued improvement in asset quality as well as the net recoveries experienced.

Provision expense is recorded based on our assessment of general loan loss risk as well as asset quality. The allowance for loan losses is management’s estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. Management determines the allowance based on an ongoing evaluation. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. For further discussion regarding the calculation of the allowance, see the “Allowance for Loan Losses” discussion below.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three months ended March 31, 2015 and 2014 are presented below:

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Noninterest income:
Net gain on sale of loans held for sale	$4,017	2,454
Deposit service charges	840	431
Net gain on sale of securities	471	316
Fair value adjustments on interest rate swaps	(595)	(255)
Net gain on sale of servicing assets	—	776
Net increase in cash value life insurance	178	186
Mortgage loan servicing income	1,308	1,277
Other	371	184
Total noninterest income	$6,590	5,369

Noninterest income increased $1.2 million to $6.6 million for the three months ended March 31, 2015 from $5.4 million for the three months ended March 31, 2014. The increase in noninterest income primarily relates to the increase in the net gain on sale of loans held for sale from our retail mortgage team as well as our wholesale mortgage banking subsidiary and an increase in deposit service charges during the period.

For the three months ended March 31, 2015, net gain on sale of loans held for sale increased to $4.0 million, including $443,000 contributed by the Bank’s retail mortgage. This compares with net gain on sale of loans held for sale of $2.5 million, including $82,000 contributed by the Bank’s retail mortgage, for the three months ended March 31, 2014. Loan originations increased 18.4% to $244.0 million, including $17.6 million originations related to the Bank’s retail mortgage, for the first quarter of 2015 as compared to loan originations of $206.1 million, including $5.9 million originations related to the Bank’s retail mortgage, for the first quarter of 2014. During the first quarter of 2015, refinanced versus purchase loans originations were 43.2% and 56.8%, respectively, as compared to 31.6% and 68.4%, respectively, for the first quarter of 2014. Furthermore, gain on sale of loans were positively affected by margin expansion experienced by the Company during the first quarter of 2015.

Deposit service charges increased $409,000 to $840,000 for the three months ended March 31, 2015 as compared to $431,000 for the three months ended March 31, 2014. The increase in deposit service charge income is a result of the increase in deposits assumed as part of the two branch acquisitions during 2014 as well as the Company’s sustained efforts to grow checking, savings, and money market accounts. As a result of these efforts, the Company experienced significant growth in number of checking accounts. Furthermore, checking, savings and money market balances have increased $189.0 million since March 31, 2014, including the effect of deposits assumed in the two branch acquisitions completed in 2014.

Partially offsetting the overall increase in noninterest income was a decrease in the net gain on sale of servicing assets from period to period. During the first quarter of 2014, the Company sold $147.7 million in unpaid principal balance of mortgage servicing rights for a net gain of $776,000. There were no servicing rights sold during 2015.

During the three months ended March 31, 2015 and 2014, the Company recognized net gains on sale of available-for-sale securities of $471,000 and $316,000, respectively.

The fair value adjustment on interest rate swaps reduced noninterest income by $595,000 and $255,000 for the three months ended, March 31, 2015 and 2014, respectively. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The bank uses interest rate swaps to help offset fair value volatility in the balance sheet related to interest rate changes.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,963	5,344
Occupancy and equipment	1,784	984
Marketing and public relations	402	274
FDIC insurance	165	127
Provision for mortgage loan repurchase losses	(250)	—
Legal expense	177	170
Other real estate expense, net	67	247
Mortgage subservicing expense	395	363
Amortization of mortgage servicing rights	460	472
Other	2,012	1,625
Total noninterest expense	$12,175	9,606

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased $1.6 million to $12.2 million for the three months ended March 31, 2015 from $9.6 million for the three months ended March 31, 2014. The increase in noninterest expense for the three months ended March 31, 2015 compared to the prior period is primarily a result of the increase in salaries and employee benefits paid as well as the increase in expenses related to occupancy and equipment.

Salaries and employee benefits increased $1.6 million to $7.0 million for the three months ended March 31, 2015 as compared to $5.3 million for the comparable prior period while occupancy and equipment increased $800,000 to $1.8 million for the three months ended March 31, 2015 as compared to $984,000 for the prior period. These increases are primarily a result of the personnel and occupancy costs associated with the two acquisitions of branches completed during 2014. In addition, the increase in salaries and occupancy and equipment can also be attributed to the addition of three branches and one loan production office opened after the first quarter of 2014 and the related depreciation and operational expenses related to those branches.

Offsetting the increase in noninterest expense was a negative provision for mortgage loan repurchase losses of $250,000 for the first quarter of March 31, 2015. There was no provision recorded during the first quarter of 2014. The Company evaluates its mortgage repurchase reserves quarterly and considers a combination of factors including production volumes, estimated levels of defects on internal quality assurance, default exceptions, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators and projected loss severity. In addition, during 2013 and 2014, there was a change in the framework of certain federal agencies that, in management’s opinion, favorably impacted the Company’s mortgage loan repurchase loss exposure. As a result of a significant reduction in production volumes, favorable trends in the factors discussed above and the change in federal framework related to mortgage loan repurchase loss exposure, management believed it was appropriate to reduce the reserve for mortgage repurchase losses.

Income Tax Expense

Our effective tax rate decreased to 31.1% for three month period ended March 31, 2015, compared to 31.6% for the three month period ended March 31, 2014.

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

At March 31, 2015, our investment securities portfolio, excluding FHLB stock and other investments, was $308.4 million or approximately 24.2% of our assets. Our available-for-sale investment portfolio included US agency securities, municipal securities, collateralized loan obligations, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $289.5 million and an amortized cost of $286.4 million for a net unrealized gain of $3.1 million. Our held-to-maturity portfolio included municipal securities and asset-backed securities, made up of pooled trust preferred securities, with a fair value of $20.1 million and a cost of $18.9 million for a net unrealized gain of $1.1 million.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

The following table summarizes issuer concentrations of agency mortgage-backed securities for which aggregate fair values exceed 10% of stockholders’ equity at March 31, 2015:

	Aggregate	Aggregate	Fair Value
	Amortized	Fair	as a % of
Issuer	Cost	Value	Stockholders’ Equity
(Dollars in thousands)
GNMA	$73,856	75,093	76.92%
FNMA	49,194	50,338	51.57%
FHLMC	14,546	14,951	15.32%
	$137,596	140,382	143.81%

See Note 2 under Item 1 “Financial Statements” herein for additional disclosures related to the Company’s evaluation of securities for OTTI as well as the transfer of held-to-maturity securities to available-for-sale during the first quarter of 2015.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Loans outstanding, net of the allowance at March 31, 2015 and December 2014 were $794.5 million and $768.1 million, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of March 31, 2015, our loan portfolio included $702.3 million, or 87.3%, of gross loans secured by real estate. As of December 31, 2014, our loan portfolio included $690.3 million, or 88.7%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. The Bank’s primary markets are generally concentrated in real estate lending. In order to diversify our lending portfolio, the Bank began a syndicated loan program during 2014. As of March 31, 2015, syndicated loans were $60.3 million and are included within commercial business loans in the table below. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $26.6 million since December 31, 2014. The increase in loans receivable primarily relates to the Bank’s focus on growing residential mortgage, commercial lending, and syndicated loans.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At March 31,		At December 31,
	2015		2014
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$271,941	33.78%	252,819	32.48%
Home equity	28,130	3.50%	27,547	3.54%
Commercial real estate	318,769	39.61%	317,912	40.85%
Construction and development	83,488	10.37%	92,008	11.82%
Consumer loans	5,277	0.66%	5,675	0.73%
Commercial business loans	97,244	12.08%	82,305	10.58%
Total gross loans receivable	804,849	100.00%	778,266	100.00%
Less:
Allowance for loan losses	9,379		9,035
Deferred fees, net	978		1,109
Total loans receivable, net	$794,492		768,122

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At March 31, 2015
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$8,094	47,313	216,534	271,941
Home equity	4,327	11,715	12,088	28,130
Commercial real estate	28,255	229,304	61,210	318,769
Construction and development	25,568	47,003	10,917	83,488
Consumer loans	1,029	3,432	816	5,277
Commercial business loans	14,766	27,571	54,907	97,244
Total gross loans receivable	82,039	366,338	356,472	804,849
Less:
Deferred fees, net	77	857	44	978
Total loans receivable	$81,962	365,481	356,428	803,871

Loans maturing - after one year
Variable rate loans				$302,995
Fixed rate loans				418,914
				$721,909

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of March 31, 2015 and December 31 2014, we had no loans 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At March 31,	At December 31,
	2015	2014
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$58	58
Nonaccrual loans-other	2,687	2,376
Accruing loans 90 days or more delinquent	—	—
Real estate acquired through foreclosure, net	3,166	3,239
Total Non-Performing Assets	$5,911	5,673

Problem Assets not included in Non-Performing Assets-
Accruing renegotiated loans outstanding	$11,737	10,798

At March 31, 2015, nonperforming assets were $5.9 million, or 0.46% of total assets. Comparatively, nonperforming assets were $5.7 million, or 0.47% of total assets, at December 31, 2014. Nonperforming loans were 0.34% and 0.31% of gross loans receivable at March 31, 2015 and December 31, 2014, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $11.7 million, or 1.5% of gross loans at March 31, 2015, compared to $10.8 million, or 1.38% of gross loans at December 31, 2014. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at March 31, 2015 and December 31, 2014 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

Credit quality indicators generally showed improvement during 2014 and continuing into 2015 as the Company experienced reduced loan migrations to nonaccrual status, and lower loss severity on individual problem asset. The Company believes this general trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in the Company’s overall loan portfolio and a leading indicator of reduced credit losses going forward. Nevertheless, the Company can make no assurances that nonperforming assets will continue to improve in future periods. The Company continues to monitor the loan portfolio and foreclosed assets very carefully and is continually working to reduce its problem assets.

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

The general component covers nonimpaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by major loan category and is based on the actual loss history trends for the previous 16 quarters. The actual loss experience is supplemented with internal and external qualitative factors as considered necessary at each period and given the facts at the time. These qualitative factors adjust the 16 quarter historical loss rate to recognize the most recent loss results and changes in the economic conditions to ensure the estimated losses in the portfolio are recognized in the period incurred and that the allowance at each balance sheet date is adequate and appropriate in accordance with GAAP. Qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries for the most recent twelve quarters; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

At March 31, 2015 and December 31, 2014, the allowance for loan losses was $9.4 million and $9.0 million, respectively, or 1.17% and 1.16% of outstanding loans, respectively. The Company experienced net recoveries of $344,000 and $310,00 during the three months ended March 31, 2015 and 2014, respectively, while asset quality has remained relatively consistent since year end, with nonperforming assets to total loans decreasing to 0.46% as of March 31, 2015 as compared to 0.47% as of December 31, 2014. No provision expense was recorded during the three months ended March 31, 2015 or 2014 due to the continued improvement in asset quality as well as the net recoveries experienced.

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2015 and 2014.

	For the Three Months
	Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$9,035	8,091
Provision for loan losses	—	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	—	(37)
Home equity	—	—
Commercial real estate	—	(28)
Construction and development	(90)	(170)
Consumer loans	(1)	(13)
Commercial business loans	(41)	—
Total loan charge-offs	(132)	(248)
Loan recoveries:
Loans secured by real estate:
One-to-four family	175	19
Home equity	—	—
Commercial real estate	225	—
Construction and development	12	327
Consumer loans	12	40
Commercial business loans	52	172
Total loan recoveries	476	558
Net loan recoveries	344	310
Balance, end of period	$9,379	8,401

Allowance for loan losses as a percentage of loans receivable (end of period)	1.17%	1.45%
Net charge-offs (recoveries) to average loans receivable (annualized)	-0.18%	-0.22%

Mortgage Operations

Mortgage Activities and Servicing

Our wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations are provided in “Results of Operations”. Additional segment information is provided in Note 9 under Item 1 “Financial Statements”

Loan Servicing

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

The Company was servicing $1.9 billion of loans for others at March 31, 2015 and December 31, 2014. In the aggregate, the net servicing asset had a balance of $10.4 million and $10.2 million at March 31, 2015 and December 31, 2014, respectively. The economic estimated fair value of the mortgage servicing rights was $15.1 million and $15.2 million at March 31, 2015 and December 31, 2014, respectively. The amortization expense related to the mortgage servicing rights were $460,000 and $472,000 during the three months ended March 31, 2015 and 2014, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three months ended March 31, 2015 and March 31, 2014.

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
MSR beginning balance	$10,181	10,908
Amount capitalized	640	367
Amount sold	—	(800)
Amount amortized	(460)	(472)
MSR ending balance	$10,361	10,003

Reserve For Mortgage Repurchase Losses

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

The following table demonstrates the activity for the reserve for mortgage repurchase losses for the three months ended March 31, 2015 and 2014.

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Beginning Balance	$4,999	6,109
Losses paid	(78)	(260)
Recoveries	—	22
Provision for mortgage repurchase losses	(250)	—
Ending balance	$4,671	5,871

For the three months ended March 31, 2015, the Company recorded a negative provision for mortgage repurchase losses of $250,000. No provision for mortgage repurchases losses was recorded for the three months ended March 31, 2014. The decline in the provision for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. Prior to 2012, there was no expiration date related to representations and warranties as long as the loan sold to the investor was outstanding. As a result, the Company received loan repurchase requests years after the loan was originated and sold to various third parties. In the latter part of 2012, the regulatory framework for certain GSEs changed where, under certain circumstances, the loan repurchase risk was limited for production beginning in January 2013. In addition, in May 2014, additional regulatory changes further limited loan repurchase risk.

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

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At March 31, 2015 deposits totaled $989.6 million, an increase of $25.5 million from deposits of $964.2 million at December 31, 2014.

Our retail deposits represented $855.0 million, or 86.4% of total deposits at March 31, 2015, while our out-of-market, comprised of our brokered and institutional deposits, represented $134.7 million, or 13.6% of our total deposits. Our retail deposits represented $842.1 million, or 87.3% of total deposits at December 31, 2014, while our out-of-market, comprised of our brokered and institutional deposits, represented $122.1 million, or 12.7% of our total deposits

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Three Months
	Ended March 31,
	2015		2014
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(In thousands)

Interest-bearing demand accounts	$194,252	0.12%	84,146	0.20%
Money market accounts	243,687	0.18%	217,868	0.25%
Savings accounts	36,914	0.13%	20,756	0.20%
Certificates of deposit less than $100,000	225,381	0.85%	201,094	0.90%
Certificates of deposit of $100,000 or more	134,965	0.90%	91,268	0.78%
Total interest-bearing average deposits	835,199		615,132

Noninterest-bearing deposits	135,982		103,583
Total average deposits	$971,181		718,715

The maturity distribution of our time deposits of $100,000 or more is as follows:

At March 31,
2015
(In thousands)

Three months or less	$22,586
Over three through six months	19,087
Over six through twelve months	19,099
Over twelve months	75,781
Total certificates of deposits	$136,553

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At March 31, 2015, the Company had FHLB advances of $155.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $51.4 million.

Lines of credit with the FRB are based on collateral pledged. At March 31, 2015, the Company had lines available with the FRB for $83.4 million. At March 31, 2015, the Company had no FRB advances outstanding.

Capital Resources

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five categories, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is only adequately capitalized, regulatory approval is required to, among other things, accept, renew or roll-over brokered deposits. If a bank is undercapitalized, capital distributions and growth and expansion are limited, and plans for capital restoration are required.

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at March 31, 2015 and December 31, 2014 are as follows:

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2015
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$94,655	10.59%	40,239	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	109,655	12.26%	53,652	6.00%	N/A	N/A
Total capital (to risk weighted assets)	119,634	13.38%	71,536	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	109,655	8.92%	49,167	4.00%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	108,028	12.10%	40,168	4.50%	58,021	6.50%
Tier 1 capital (to risk weighted assets)	108,028	12.10%	53,558	6.00%	71,410	8.00%
Total capital (to risk weighted assets)	118,007	13.22%	71,410	8.00%	89,263	10.00%
Tier 1 capital (to total average assets)	108,028	8.80%	49,186	4.00%	61,483	5.00%

December 31, 2014
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$104,613	12.03%	34,787	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	114,323	13.15%	69,574	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	104,613	9.49%	44,079	4.00%	N/A	N/A

CresCom Bank
Tier 1 capital (to risk weighted assets)	103,319	11.90%	34,716	4.00%	52,074	6.00%
Total risk based capital (to risk weighted assets)	113,029	13.02%	69,433	8.00%	86,791	10.00%
Tier 1 capital (to total average assets)	103,319	9.40%	43,985	4.00%	54,981	5.00%

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

As of March 31, 2015, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Downward movements do not appear to be applicable due to the low interest rate environment experienced since 2013. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest Rate Scenario		Annualized Hypothetical Percentage Change in
Change	Prime Rate	Net Interest Income
0.00%	3.25%	0.00%
1.00%	4.25%	0.50%
2.00%	5.25%	1.50%
3.00%	6.25%	1.50%

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

Accounting, Reporting, and Regulatory Matters

Information regarding recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of the financial information by the Company are included in Note 1 under Item 1 “Financial Statements.”

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management and Interest Rate Risk, and Liquidity.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: May 8, 2015	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10	Amendment No. 1 to the Carolina Financial Corporation 2013 Equity Incentive Plan (1)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 22, 2015

