Form 10-Q
period 2015-06-30
CAROLINA FINANCIAL CORP
filed 2015-08-10
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,763,989 shares of common stock, par value $0.01 per share, were issued and outstanding as of August 10, 2015.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$13,672	10,453
Interest-bearing cash	15,726	10,694
Cash and cash equivalents	29,398	21,147
Securities available-for-sale (cost of $290,550 at June 30, 2015 and $246,435 at December 31, 2014)	291,062	251,717
Securities held-to-maturity (fair value of $17,900 at June 30, 2015 and $27,385 at December 31, 2014)	17,169	25,544
Federal Home Loan Bank stock, at cost	9,048	5,405
Other investments	3,121	2,309
Derivative assets	2,326	1,689
Loans held for sale	60,727	40,912
Loans receivable, net of allowance for loan losses of $10,017 at June 30,2015 and $9,035 at December 31, 2014	831,045	768,122
Premises and equipment, net	31,641	31,075
Accrued interest receivable	4,086	3,628
Real estate acquired through foreclosure, net	3,271	3,239
Deferred tax assets, net	4,893	4,715
Mortgage servicing rights	10,642	10,181
Cash value life insurance	21,727	21,532
Core deposit intangible	3,132	3,303
Other assets	2,657	4,499
Total assets	$1,325,945	1,199,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$185,179	142,900
Interest-bearing deposits	820,669	821,290
Total deposits	1,005,848	964,190
Short-term borrowed funds	147,500	57,800
Long-term debt	55,465	61,740
Derivative liabilities	380	1,036
Drafts outstanding	2,175	3,320
Advances from borrowers for insurance and taxes	1,357	613
Accrued interest payable	327	312
Reserve for mortgage repurchase losses	4,362	4,999
Dividends payable to stockholders	244	243
Accrued expenses and other liabilities	7,943	11,064
Total liabilities	1,225,601	1,105,317
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued or outstanding	—	—
Common stock, par value $.01; 15,000,000 and 10,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 9,758,879 and 9,717,043 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	98	97
Additional paid-in capital	23,848	23,194
Retained earnings	76,028	69,625
Accumulated other comprehensive income, net of tax	370	784
Total stockholders’ equity	100,344	93,700
Total liabilities and stockholders’ equity	$1,325,945	1,199,017

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share data)
Interest income
Loans	$10,465	7,157	19,928	13,990
Investment securities	2,079	1,526	3,973	3,047
Dividends from FHLB	67	35	145	69
Other interest income	22	25	44	49
Total interest income	12,633	8,743	24,090	17,155
Interest expense
Deposits	1,011	898	1,972	1,713
Short-term borrowed funds	76	11	142	16
Long-term debt	492	512	965	1,023
Total interest expense	1,579	1,421	3,079	2,752
Net interest income	11,054	7,322	21,011	14,403
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	11,054	7,322	21,011	14,403
Noninterest income
Mortgage banking income	5,104	3,426	9,121	5,880
Deposit service charges	883	517	1,723	948
Net loss on extinguishment of debt	(1,215)	(31)	(1,215)	(31)
Net gain (loss) on sale of securities	(29)	164	442	480
Fair value adjustments on interest rate swaps	588	(263)	(7)	(518)
Net gain on sale of servicing assets	—	—	—	775
Net increase in cash value life insurance	180	187	358	373
Mortgage loan servicing income	1,318	1,254	2,626	2,531
Other	435	195	806	380
Total noninterest income	7,264	5,449	13,854	10,818
Noninterest expense
Salaries and employee benefits	7,286	5,515	14,249	10,859
Occupancy and equipment	1,727	1,051	3,511	2,035
Marketing and public relations	367	297	769	571
FDIC insurance	185	136	350	263
Provision for mortgage loan repurchase losses	(250)	(250)	(500)	(250)
Legal expense	73	191	250	361
Other real estate expense, net	43	60	110	307
Mortgage subservicing expense	423	326	818	689
Amortization of mortgage servicing rights	485	441	945	913
Other	2,068	1,724	4,080	3,350
Total noninterest expense	12,407	9,491	24,582	19,098
Income before income taxes	5,911	3,280	10,283	6,123
Income tax expense	1,994	1,031	3,353	1,930
Net income	$3,917	2,249	6,930	4,193

Earnings per common share:
Basic	$0.41	0.24	0.74	0.45
Diluted	$0.41	0.24	0.73	0.45
Weighted average common shares outstanding:
Basic	9,434,124	9,314,676	9,399,348	9,279,247
Diluted	9,595,716	9,483,547	9,558,189	9,431,875

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$3,917	2,249	6,930	4,193

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities	(2,270)	2,271	(1,984)	4,663
Tax effect	817	(817)	714	(1,678)

Reclassification adjustment for losses (gains) included in earnings	29	(164)	(442)	(480)
Tax effect	(10)	59	159	173

Transfer from held-to-maturity to available for sale securities	89	—	1,604	—
Tax effect	(32)	—	(577)	—

Accretion of unrealized losses on held-to-maturity securities previously recognized in other comprehensive income	111	49	175	98
Tax effect	(40)	(18)	(63)	(36)

Other comprehensive income (loss), net of tax	(1,306)	1,380	(414)	2,740

Comprehensive income	$2,611	3,629	6,516	6,933

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2013	9,636,490	$96	22,337	62,169	(2,375)	82,227
Stock awards	52,646	1	(1)	—	—	—
Stock options exercised	10,368	—	44	—	—	44
Excess tax benefit in connection with equity awards	—	—	126	—	—	126
Stock-based compensation expense, net	—	—	358	—	—	358
Net income	—	—	—	4,193	—	4,193
Dividends declared to stockholders	—	—	—	(411)	—	(411)
Other comprehensive income, net of tax	—	—	—	—	2,740	2,740
Balance, June 30, 2014	9,699,504	$97	22,864	65,951	365	89,277

Balance, December 31, 2014	9,717,043	$97	23,194	69,625	784	93,700
Stock awards	36,581	1	(1)	—	—	—
Repurchased shares from vested stock awards	(6,361)	—	(34)	(39)	—	(73)
Stock options exercised	11,616	—	58	—	—	58
Excess tax benefit in connection with equity awards	—	—	189	—	—	189
Stock-based compensation expense, net	—	—	442	—	—	442
Net income	—	—	—	6,930	—	6,930
Dividends declared to stockholders	—	—	—	(488)	—	(488)
Other comprehensive loss, net of tax	—	—	—	—	(414)	(414)
Balance, June 30, 2015	9,758,879	$98	23,848	76,028	370	100,344

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$6,930	4,193
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax benefit	126	224
Amortization of unearned discount/premiums on investments, net	1,510	1,121
Amortization of deferred loan fees	(1,614)	(1,284)
Amortization of mortgage servicing rights	945	913
Amortization of core deposit intangibles	171	8
Gain on sale of available-for-sale securities, net	(442)	(480)
Mortgage banking income	(9,121)	(5,880)
Originations of loans held for sale	(550,244)	(471,101)
Proceeds from sale of loans held for sale	538,250	465,333
Loss on extinquishment of debt	1,215	31
Provision for mortgage loan repurchase losses	(500)	(250)
Mortgage loan losses paid, net of recoveries	(137)	(326)
Fair value adjustments on interest rate swaps	7	518
Stock-based compensation	442	358
Decrease in cash surrender value of bank owned life insurance	12	54
Depreciation	863	558
Loss on disposals of premises and equipment	8	—
Loss (gain) on sale of real estate acquired through foreclosure	27	(92)
Write-down of real estate acquired through foreclosure	—	289
Gain on sale of servicing assets	—	(775)
Originations of mortgage servicing assets	(1,406)	(648)
Decrease (increase) in:
Accrued interest receivable	(458)	(257)
Other assets	1,842	1,679
Increase (decrease) in:
Accrued interest payable	15	14
Dividends payable to stockholders	1	202
Accrued expenses and other liabilities	(3,066)	(2,689)
Cash flows used in operating activities	(14,624)	(8,287)

Continued

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(119,316)	(82,376)
Maturities, payments and calls	24,911	17,708
Proceeds from sales	61,809	28,561
Activity in held-to-maturity securities:
Purchases	(497)	—
Maturities, payments and calls	199	316
Increase in other investments	(786)	(86)
Increase in Federal Home Loan Bank stock	(3,643)	(627)
Increase in loans receivable, net	(62,394)	(70,022)
Proceeds from the sale of servicing assets	—	1,575
Purchase of premises and equipment	(1,487)	(1,640)
Proceeds from disposals of premises and equipment	34	—
Proceeds from sale of real estate acquired through foreclosure	1,026	1,653
Increase in core deposit intangibles	—	(175)
Purchase of bank owned life insurance	(382)	(372)
Distribution of bank owned life insurance	175	—
Cash flows used in investing activities	(100,351)	(105,485)

Cash flows from financing activities:
Net increase in deposit accounts	41,658	81,955
Net increase in Federal Home Loan Bank advances	83,785	19,969
Principal repayment of subordinated debt	(1,575)	(150)
Net decrease in drafts outstanding	(1,145)	(159)
Net increase in advances from borrowers for insurance and taxes	744	425
Cash dividends paid on common stock	(488)	(411)
Net increase in excess tax benefit in connection with equity awards	189	126
Proceeds from exercise of stock options	58	44
Cash flows provided by financing activities	123,226	101,799
Net increase (decrease) in cash and cash equivalents	8,251	(11,973)
Cash and cash equivalents, beginning of period	21,147	38,665
Cash and cash equivalents, end of period	$29,398	26,692

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$3,064	2,738
Income taxes paid, net of refunds	1,608	2,917

Noncash investing and financing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$1,085	1,232
Transfer of held-to-maturity securities to available-for-sale securities	12,652	—
Change in unrealized gain on available-for-sale securities	(2,426)	4,183

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

At June 30, 2015 and December 31, 2014, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15,000,000. The principal assets of the Trusts are $15,465,000 of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 20, 2015. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10-K.

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

On June 22, 2015, the Board of Directors of the Company declared a six-for-five stock split representing a 20% stock dividend to stockholders of record as of July 15, 2015, payable on July 31, 2015.

As such, all share, earnings per share, and per share data have been retroactively adjusted to reflect the stock splits for all periods presented in accordance with GAAP.

Subsequent Events

Subsequent events are material events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of financial condition but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure except for the following:

On July 22, 2015, the Company declared a $0.03 per share dividend to stockholders of record on September 18, 2015, payable October 7, 2015.

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

In June 2015, the FASB issued amendments to clarify the (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments securities available-for-sale and held-to-maturity at June 30, 2015 and December 31, 2014 follows:

	June 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$64,558	1,109	(766)	64,901	43,119	1,621	(23)	44,717
US government agencies	—	—	—	—	4,770	—	(22)	4,748
Collateralized loan obligations	29,996	24	(152)	29,868	25,883	11	(22)	25,872
Mortgage-backed securities:
Agency	128,042	2,145	(77)	130,110	122,727	2,856	(41)	125,542
Non-agency	56,538	758	(198)	57,098	49,936	1,065	(163)	50,838
Total mortgage-backed securities	184,580	2,903	(275)	187,208	172,663	3,921	(204)	176,380
Trust preferred securities	11,416	1,337	(3,668)	9,085	—	—	—	—
Total	$290,550	5,373	(4,861)	291,062	246,435	5,553	(271)	251,717

Securities held-to-maturity:
Municipal securities	$17,169	741	(10)	17,900	16,787	882	(17)	17,652
Trust preferred securities	—	—	—	—	8,757	3,125	(2,149)	9,733
Total	$17,169	741	(10)	17,900	25,544	4,007	(2,166)	27,385

As of December 31, 2014, the Company had all trust preferred securities classified as held-to-maturity. As a result of the implementation of the regulatory changes in risk weightings and capital deductions dictated by Basel III, the Company transferred all trust preferred securities to available-for-sale during 2015. The transfer was in accordance with ASC 320-10-25-6; therefore, management has determined the transfer out of held-to-maturity is consistent with the original designation and does not taint the remaining portfolio. The amortized cost of the securities reclassified to available-for-sale from held-to-maturity was $11.4 million. The net unrealized gains recorded in other comprehensive income during 2015 as result of this reclassification were approximately $1.0 million.

The following table presents unrealized losses related to the trust preferred securities that were recognized within other comprehensive income at the time of transfer to held-to-maturity as well as the unrealized gains and losses that are not presented in other comprehensive income at December 31, 2014.

	At December 31, 2014
				Recognized in OCI			Not Recognized in OCI
				Gross Unrealized			Gross Unrealized
	Purchased	Cumulative	Carrying			Amortized			Estimated	Collateralization
	Face Value	OTTI	Value	Gains	Losses	Cost	Gains	Losses	Fair Value	Percentage
Held-to-Maturity:	(In thousands)
Trust Preferred Securities
Total A-Class	$2,381	—	2,381	—	(558)	1,823	336	(75)	2,084	175% - 378%
Total B-Class	11,718	(2,635)	9,083	—	(2,458)	6,625	1,788	(2,074)	6,339	96% - 111%
Total C-Class	2,727	(1,340)	1,387	—	(1,078)	309	1,001	—	1,310	92% - 92%
	$16,826	(3,975)	12,851	—	(4,094)	8,757	3,125	(2,149)	9,733

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

As of June 30, 2015, the Company had one senior trust preferred that was split-rated with an amortized cost of $1.1 million and a fair value of $798,000 and the company had six mezzanine trust preferred securities with an amortized cost of $10.3 million and a fair value of $8.3 million that was below investment grade. As of December 31, 2014, $0.9 million of the pooled trust preferred securities were investment grade, $1.0 million were split-rated, and $6.9 million were below investment grade. In terms of risk-based capital calculation, the Company allocates additional risk-based capital to the below investment grade securities.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2015 follows:

	At June 30, 2015
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$14,595	14,779
One to five years	100,633	102,394
Six to ten years	107,779	108,260
After ten years	67,543	65,629
Total	$290,550	291,062

Securities held-to-maturity:
Less than one year	$—	—
One to five years	12,536	13,130
Six to ten years	4,633	4,770
After ten years	—	—
Total	$17,169	17,900

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Proceeds	$34,658	18,753	61,809	28,561

Realized gains	105	204	579	520
Realized losses	(134)	(40)	(137)	(40)
Total investment securities (losses) gains, net	$(29)	164	442	480

At June 30, 2015, the Company had pledged $56.7 million of securities for Federal Home Loan Bank (“FHLB”) advances.

The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 are as follows:

	At June 30, 2015
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$36,783	36,025	(758)	335	327	(8)	37,118	36,352	(766)
Collateralized loan obligations	13,500	13,358	(142)	4,707	4,697	(10)	18,207	18,055	(152)
Mortgage-backed securities:
Agency	24,355	24,278	(77)	—	—	—	24,355	24,278	(77)
Non-agency	14,558	14,490	(68)	6,631	6,501	(130)	21,189	20,991	(198)
Total mortgage-backed securities	38,913	38,768	(145)	6,631	6,501	(130)	45,544	45,269	(275)
Trust preferred securities	—	—	—	8,918	5,250	(3,668)	8,918	5,250	(3,668)
Total	$89,196	88,151	(1,045)	20,591	16,775	(3,816)	109,787	104,926	(4,861)

Held-to-maturity:
Municipal securities	$1,976	1,966	(10)	—	—	—	1,976	1,966	(10)

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

As of June 30, 2015, trust preferred securities had an amortized cost of $11.4 million and a fair value of $9.1 million. For each trust preferred security, impairment testing is performed on a quarterly basis using a detailed cash flow analysis. The major assumptions used during the quarterly impairment testing are described in the subsequent paragraph.

In 2009, the Company adopted a four year “burst” scenario for its modeled default rates (2010 - 2013) that replicated the default rates for the banking industry from the four peak years of the savings and loan crisis, which then reduced to 0.25% annually. The elevated default rate ended in 2013, and the constant default rate used by the Company is now 0.25% annually. All issuers that were currently in deferral were presumed to be in default. Additionally, all defaults are assumed to have a 15% recovery after two years and 1% of the pool is presumed to prepay annually. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current three-month LIBOR forward interest rate curve. Based on the cash flow analysis performed at period end, management believes that there are no additional securities other-than-temporarily impaired at June 30, 2015.

At June 30, 2015 and December 31, 2014, the Company had 70 and 26, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, and mortgage-backed securities (agency and non-agency) summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows, and determined that no OTTI expense was necessary for the three months or six months ended June 30, 2015 or 2014.

The Company had two municipal securities and four trust preferred securities within the held-to-maturity portfolio that were in an unrealized loss position at June 30, 2015 and December 31, 2014, respectively.

Management believes that there are no additional securities other-than-temporarily impaired at June 30, 2015. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

NOTE 3 – DERIVATIVES

The derivative positions of the Company at June 30, 2015 and December 31, 2014 are as follows:

	At June 30,		At December 31,
	2015		2014
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Mortgage loan interest rate lock commitments	$1,215	157,644	1,122	106,440
Mortgage loan forward sales commitments	230	37,285	567	27,292
Mortgage-backed securities forward sales commitments	735	126,066	—	—
Interest rate swaps	146	5,000	—	—
	$2,326	325,995	1,689	133,732
Derivative liabilities:
Mortgage-backed securities forward sales commitments	$—	—	506	93,000
Interest rate swaps	380	25,000	530	20,000
	$380	25,000	1,036	113,000

The primary uses of derivative instruments are related to the mortgage banking activities of the Company. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in mortgage banking income within noninterest income in the consolidated statements of operations.

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

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2015 and December 31, 2014 are summarized by category as follows:

	At June 30,		At December 31,
	2015		2014
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$287,342	34.12%	252,819	32.48%
Home equity	27,962	3.32%	27,547	3.54%
Commercial real estate	324,614	38.55%	317,912	40.85%
Construction and development	89,579	10.64%	92,008	11.82%
Consumer loans	5,564	0.66%	5,675	0.73%
Commercial business loans	107,037	12.71%	82,305	10.58%
Total gross loans receivable	842,098	100.00%	778,266	100.00%
Less:
Allowance for loan losses	10,017		9,035
Deferred fees, net	1,036		1,109
Total loans receivable, net	$831,045		768,122

Included in the loan totals were $73.7 and $80.2 million in loans acquired through branch acquisitions at June 30, 2015 and December 31, 2014, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At June 30,		At December 31,
	2015		2014
	(Dollars in thousands)

Variable rate loans	$367,324	43.62%	337,802	43.40%
Fixed rate loans	474,774	56.38%	440,464	56.60%
Total loans outstanding	$842,098	100.00%	778,266	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended June 30, 2015
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at April 1, 2015	$2,884	226	3,291	1,006	29	1,683	260	9,379
Provision for loan losses	179	(18)	118	(233)	15	50	(111)	—
Charge-offs	—	—	—	—	(2)	—	—	(2)
Recoveries	150	—	25	299	8	158	—	640
Balance at June 30, 2015	$3,213	208	3,434	1,072	50	1,891	149	10,017

	For the Three Months Ended June 30, 2014
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at April 1, 2014	$2,568	234	3,271	1,236	29	626	437	8,401
Provision for loan losses	(80)	(27)	(98)	(13)	(11)	88	141	—
Charge-offs	(36)	—	—	—	—	—	—	(36)
Recoveries	52	—	—	2	10	233	—	297
Balance at June 30, 2014	$2,504	207	3,173	1,225	28	947	578	8,662

Allowance for loan losses:	For the Six Months Ended June 30, 2015
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2015	$2,888	221	3,283	1,069	30	1,430	114	9,035
Provision for loan losses	—	(13)	(99)	(218)	3	292	35	—
Charge-offs	—	—	—	(90)	(3)	(41)	—	(134)
Recoveries	325	—	250	311	20	210	—	1,116
Balance at June 30, 2015	$3,213	208	3,434	1,072	50	1,891	149	10,017

	For the Six Months Ended June 30, 2014
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2014	$2,472	231	2,855	1,418	42	339	734	8,091
Provision for loan losses	34	(24)	346	(352)	(51)	203	(156)	—
Charge-offs	(73)	—	(28)	(170)	(13)	—	—	(284)
Recoveries	71	—	—	329	50	405	—	855
Balance at June 30, 2014	$2,504	207	3,173	1,225	28	947	578	8,662

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At June 30, 2015:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$281	—	343	129	12	3	—	768
Collectively evaluated for impairment	2,932	208	3,091	943	38	1,888	149	9,249
	$3,213	208	3,434	1,072	50	1,891	149	10,017

Loans receivable ending balances:
Individually evaluated for impairment	$3,870	—	9,592	618	53	950	—	15,083
Collectively evaluated for impairment	283,472	27,962	315,022	88,961	5,512	106,087	—	827,016
Total loans receivable	$287,342	27,962	324,614	89,579	5,564	107,037	—	842,098

At December 31, 2014:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$364	—	30	90	1	—	—	485
Collectively evaluated for impairment	2,524	221	3,253	979	29	1,430	114	8,550
	$2,888	221	3,283	1,069	30	1,430	114	9,035

Loans receivable ending balances:
Individually evaluated for impairment	$3,249	63	8,153	267	30	1,730	—	13,492
Collectively evaluated for impairment	249,570	27,484	309,759	91,741	5,645	80,575	—	764,774
Total loans receivable	$252,819	27,547	317,912	92,008	5,675	82,305	—	778,266

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of June 30, 2015 and December 31, 2014. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At June 30, 2015			At December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,489	5,061	—	2,008	3,731	—
Home equity	—	347	—	63	410	—
Commercial real estate	7,731	8,276	—	7,893	8,439	—
Construction and development	—	1,733	—	—	1,733	—
Consumer loans	41	518	—	29	506	—
Commercial business loans	947	2,116	—	1,730	2,927	—
	12,208	18,051	—	11,723	17,746	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	381	381	281	1,241	1,241	364
Home equity	—	—	—	—	—	—
Commercial real estate	1,861	1,861	343	260	260	30
Construction and development	618	618	129	267	267	90
Consumer loans	12	12	12	1	1	1
Commercial business loans	3	3	3	—	—	—
	2,875	2,875	768	1,769	1,769	485

Total:
Loans secured by real estate:
One-to-four family	3,870	5,442	281	3,249	4,972	364
Home equity	—	347	—	63	410	—
Commercial real estate	9,592	10,137	343	8,153	8,699	30
Construction and development	618	2,351	129	267	2,000	90
Consumer loans	53	530	12	30	507	1
Commercial business loans	950	2,119	3	1,730	2,927	—
	$15,083	20,926	768	13,492	19,515	485

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three months and six months ended June 30, 2015 and 2014.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,410	51	5,302	(9)	3,122	120	5,431	44
Home equity	31	2	—	—	47	2	—	—
Commercial real estate	7,778	96	16,000	119	7,817	183	16,423	267
Construction and development	133	—	405	1	190	—	428	3
Consumer loans	35	1	20	(3)	33	1	22	—
Commercial business loans	1,330	15	2,264	(25)	1,523	87	2,372	53
	12,717	165	23,991	83	12,732	393	24,676	367

With an allowance recorded:
Loans secured by real estate:
One-to-four family	381	—	841	(3)	383	—	467	2
Home equity	—	—	—	—	—	—	—	—
Commercial real estate	752	39	266	4	521	42	269	9
Construction and development	154	17	200	1	77	17	100	1
Consumer loans	11	—	5	—	8	—	6	—
Commercial business loans	3	—	4	—	2	—	4	—
	1,301	56	1,316	2	991	59	846	12

Total:
Loans secured by real estate:
One-to-four family	3,791	51	6,143	(12)	3,505	120	5,898	46
Home equity	31	2	—	—	47	2	—	—
Commercial real estate	8,530	135	16,266	123	8,338	225	16,692	276
Construction and development	287	17	605	2	267	17	528	4
Consumer loans	46	1	25	(3)	41	1	28	—
Commercial business loans	1,333	15	2,268	(25)	1,525	87	2,376	53
	$14,018	221	25,307	85	13,723	452	25,522	379

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of June 30, 2015 and December 31, 2014.

	At June 30, 2015
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$120	150	77	—	36	—	383
60-89 days past due	120	—	—	—	19	25	164
90 days or more past due	1,198	—	563	—	34	3	1,798
Total past due	1,438	150	640	—	89	28	2,345
Current	285,904	27,812	323,974	89,579	5,475	107,009	839,753
Total loans receivable	$287,342	27,962	324,614	89,579	5,564	107,037	842,098

	At December 31, 2014
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$336	17	260	60	22	27	722
60-89 days past due	188	—	—	—	6	—	194
90 days or more past due	1,589	—	333	267	6	—	2,195
Total past due	2,113	17	593	327	34	27	3,111
Current	250,706	27,530	317,319	91,681	5,641	82,278	775,155
Total loans receivable	$252,819	27,547	317,912	92,008	5,675	82,305	778,266

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

There were no loans past due 90 days or more and still accruing at June 30, 2015 or December 31, 2014.

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at June 30, 2015 and December 31, 2014.

	At June 30,	At December 31,
	2015	2014
Loans secured by real estate:	(In thousands)
One-to-four family	$1,240	1,720
Home equity	—	63
Commercial real estate	2,042	333
Construction and development	618	267
Consumer loans	37	12
Commercial business loans	36	39
	$3,973	2,434

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of June 30, 2015 and December 31, 2014.

	At June 30, 2015
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$285,019	27,962	315,700	89,223	5,522	106,845	830,271
Special Mention	372	—	8,205	356	—	174	9,107
Substandard	1,951	—	709	—	42	18	2,720
Total loans receivable	$287,342	27,962	324,614	89,579	5,564	107,037	842,098

Performing	$286,102	27,962	322,572	88,961	5,527	107,001	838,125
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	1,240	—	2,042	618	37	36	3,973
Total nonperforming	1,240	—	2,042	618	37	36	3,973
Total loans receivable	$287,342	27,962	324,614	89,579	5,564	107,037	842,098

	At December 31, 2014
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$249,781	27,485	307,283	91,441	5,661	81,499	763,150
Special Mention	1,318	—	10,037	300	1	217	11,873
Substandard	1,720	63	592	267	12	589	3,243
Total loans receivable	$252,819	27,548	317,912	92,008	5,674	82,305	778,266

Performing	$251,099	27,485	317,579	91,741	5,662	82,266	775,832
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	1,720	63	333	267	12	39	2,434
Total nonperforming	1,720	63	333	267	12	39	2,434
Total loans receivable	$252,819	27,548	317,912	92,008	5,674	82,305	778,266

Troubled Debt Restructurings

At June 30, 2015, there were $10.9 million in loans designated as troubled debt restructurings of which $10.8 million were accruing. At December 31, 2014, there were $10.8 million in loans designated as troubled debt restructurings of which $10.7 million were accruing.

There were no loans designated as troubled debt restructuring during the three months ended June 30, 2015 or the three and six months ended June 30, 2014. There was one relationship totaling fourteen loans designated as a troubled debt restructuring during the six months ended June 30, 2015. All loans within this relationship were designated as a troubled debt restructuring due to a change in payment structure. Eleven loans were within the one-to-four family loan segment with a pre-modification and post-modification recorded investment of $749,000. Two loans were within the commercial real estate loan segment with a pre-modification and post-modification recorded investment of $147,000. One loan was within the commercial and industrial loan segment with a pre-modification and post-modification recorded investment of $14,000.

No loans previously restructured in the twelve months prior to June 30, 2015 and 2014 went into default during the period ended June 30, 2015 and 2014.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

NOTE 5 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in other real estate owned for the periods ended June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$3,239	6,273
Additions	1,085	1,461
Sales	(1,053)	(3,969)
Write downs	—	(526)
Balance at end of period	$3,271	3,239

A summary of the composition of real estate acquired through foreclosure follows:

	At June 30,	At December 31,
	2015	2014
	(In thousands)
Real estate loans:
One-to-four family	$789	245
Commercial real estate	472	954
Construction and development	2,010	2,040
	$3,271	3,239

NOTE 6 - DEPOSITS

Deposits outstanding by type of account at June 30, 2015 and December 31, 2014 are summarized as follows:

	At June 30,	At December 31,
	2015	2014
	(In thousands)
Noninterest-bearing demand accounts	$185,179	142,900
Interest-bearing demand accounts	158,286	183,550
Savings accounts	38,357	36,630
Money market accounts	232,703	246,116
Certificates of deposit:
Less than $250,000	374,484	335,740
$250,000 or more	16,839	19,254
Total certificates of deposit	391,323	354,994
Total deposits	$1,005,848	964,190

The aggregate amount of brokered certificates of deposit was $87.8 million and $77.3 million at June 30, 2015 and December 31, 2014, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $51.0 million and $44.8 million at June 30, 2015 and December 31, 2014, respectively.

The Company has pledged $16.2 million of securities as of June 30, 2015 to secure public agency funds.

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

FHLB stock and other investments - The carrying amounts of these financial instruments approximate fair value.

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

Loans receivable - For variable rate loans that reprice frequently and have no significant change in credit risk, estimated fair values are based on carrying values and are classified as Level 3. Estimated fair values for certain mortgage loans and consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics and are classified as Level 3. Estimated fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level 3. Estimated fair values on impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs.

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

Derivative assets and liabilities – The primary use of derivative instruments is related to the mortgage banking activities of the Company. The Company’s wholesale mortgage banking subsidiary enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, the Company records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, the Company assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary’s historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate fall out ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the “pull-through” percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.

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

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are as follows:

	At June 30, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$13,672	13,672	13,672	—	—
Interest-bearing cash	15,726	15,726	15,726	—	—
Securities available-for-sale	291,062	291,062	—	291,062	—
Securities held-to-maturity	17,169	17,900	—	17,900	—
Federal Home Loan Bank stock	9,048	9,048	—	—	9,048
Other investments	3,121	3,121	—	—	3,121
Derivative assets	2,326	2,326	146	2,180	—
Loans held for sale	60,727	60,727	—	60,727	—
Loans receivable, net	831,045	872,747	—	—	872,747
Cash value life insurance	21,727	21,727	—	21,727	—
Accrued interest receivable	4,086	4,086	—	4,086	—
Mortgage servicing rights	10,642	16,301	—	16,301	—

Financial liabilities:
Deposits	1,005,848	1,005,061	—	1,005,061	—
Short-term borrowed funds	147,500	147,500	—	147,500	—
Long-term debt	55,465	57,905	—	57,905	—
Derivative liabilities	380	380	380	—	—
Accrued interest payable	327	327	—	327	—

	At December 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$10,453	10,453	10,453	—	—
Interest-bearing cash	10,694	10,694	10,694	—	—
Securities available-for-sale	251,717	251,717	—	251,717	—
Securities held-to-maturity	25,544	27,385	—	27,385	—
Federal Home Loan Bank stock	5,405	5,405	—	—	5,405
Other investments	2,309	2,309	—	—	2,309
Derivative assets	1,689	1,689	—	1,689	—
Loans held for sale	40,912	40,912	—	40,912	—
Loans receivable, net	768,122	785,109	—	—	785,109
Cash value life insurance	21,532	21,532	—	21,532	—
Accrued interest receivable	3,628	3,628	—	3,628	—
Mortgage servicing rights	10,181	15,147	—	15,147	—

Financial liabilities:
Deposits	964,190	962,763	—	962,763	—
Short-term borrowed funds	57,800	57,745	—	57,745	—
Long-term debt	61,740	65,516	—	65,516	—
Derivative liabilities	1,036	1,036	530	506	—
Accrued interest payable	312	312	—	312	—

	At June 30, 2015		At December 31, 2014
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(In thousands)
Commitments to extend credit	$64,868	—	68,181	—
Standby letters of credit	897	—	1,982	—

Derivative assets:
Mortgage loan interest rate lock commitments	157,644	1,215	106,440	1,122
Mortgage loan forward sales commitments	37,285	230	27,292	567
Mortgage-backed securities forward sales commitments	126,066	735	—	—
Interest rate swaps	5,000	146	—	—

Derivative liabilities:
Mortgage-backed securities forward sales commitments	—	—	93,000	506
Interest rate swaps	25,000	380	20,000	530

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

Investment Securities Available-for-Sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At June 30, 2015 and December 31, 2014, the Company’s investment securities available-for-sale are recurring Level 2.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2015 and December 31, 2014:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2015
Available-for-sale investment securities:
Municipal securities	$—	64,901	—
US government agencies	—	—	—
Collateralized loan obligations	—	29,868	—
Mortgage-backed securities:
Agency	—	130,110	—
Non-agency	—	57,098	—
Trust Preferred Securities	—	9,085	—
Loans held for sale	—	60,727	—
Derivative assets:
Mortgage loan interest rate lock commitments	—	1,215	—
Mortgage loan forward sales commitments	—	230	—
Mortgage-backed securities forward sales commitments	—	735	—
Interest rate swaps	146		—
Derivative liabilities:
Interest rate swaps	380	—	—
Total	$526	353,969	—

December 31, 2014
Available-for-sale investment securities:
Municipal securities	$—	44,717	—
US government agencies	—	4,748	—
Collateralized loan obligations	—	25,872	—
Mortgage-backed securities:
Agency	—	125,542	—
Non-agency	—	50,838	—
Loans held for sale	—	40,912	—
Derivative assets:
Mortgage loan interest rate lock commitments	—	1,122	—
Mortgage loan forward sales commitment	—	567	—
Derivative liabilities:
Mortgage-backed securities forward sales commitments	—	506	—
Interest rate swaps	530	—	—
Total	$530	294,824	—

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2015 and December 31, 2014:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2015
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,589
Home equity	—	—	—
Commercial real estate	—	—	9,249
Construction and development	—	—	489
Consumer loans	—	—	41
Commercial business loans	—	—	947
Real estate owned:
One-to-four family	—	—	789
Commercial real estate	—	—	472
Construction and development	—	—	2,010
Total	$—	—	17,586

December 31, 2014
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	2,885
Home equity	—	—	63
Commercial real estate	—	—	8,123
Construction and development	—	—	177
Consumer loans	—	—	29
Commercial business loans	—	—	1,730
Real estate owned:
One-to-four family	—	—	2,040
Commercial real estate	—	—	245
Construction and development	—	—	954
Total	$—	—	16,246

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2015 and December 31, 2014
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

On June 22, 2015, the Board of Directors of the Company declared a six-for-five stock split representing a 20% stock dividend to stockholders of record as of July 15, 2015, payable on July 31, 2015.

All share, earnings per share, and per share data have been retroactively adjusted to reflect the stock splits for all periods presented in accordance with GAAP.

The following is a summary of the reconciliation of weighted average shares outstanding for the three months and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,
	2015		2014
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	9,434,124	9,434,124	9,314,676	9,314,676
Effect of dilutive securities	—	161,592	—	168,871
Weighted average shares outstanding	9,434,124	9,595,716	9,314,676	9,483,547

	For the Six Months Ended June 30,
	2015		2014
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	9,399,348	9,399,348	9,279,247	9,279,247
Effect of dilutive securities	—	158,841	—	152,628
Weighted average shares outstanding	9,399,348	9,558,189	9,279,247	9,431,875

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of June 30, 2015 and 2014.

	As of June 30
	2015	2014
Issued and outstanding shares	9,758,879	9,699,504
Less nonvested restricted stock award	(299,806)	(362,280)
Period end dilutive shares	9,459,073	9,337,224

NOTE 9 – SUPPLEMENTAL SEGMENT INFORMATION

The Company has three reportable segments: community banking, wholesale mortgage banking (“mortgage banking”) and other. The community banking segment provides traditional banking services offered through CresCom Bank. The mortgage banking segment provides wholesale mortgage loan origination and servicing offered through Crescent Mortgage Company. The other segment provides managerial and operational support to the other business segments through Carolina Services and Carolina Financial.

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

The following tables present selected financial information for the Company’s reportable business segments for the three months and six months ended June 30, 2015 and 2014:

	Community	Mortgage
For the Three Months Ended June 30, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$12,146	481	4	2	12,633
Interest expense	1,433	40	146	(40)	1,579
Net interest income (expense)	10,713	441	(142)	42	11,054
Provision for loan losses	(15)	15	—	—	—
Noninterest income from external customers	1,199	6,064	1	—	7,264
Intersegment noninterest income	1	39	1,768	(1,808)	—
Noninterest expense	6,239	4,178	1,990	—	12,407
Intersegment noninterest expense	1,528	241	—	(1,769)	—
Income (loss) before income taxes	4,161	2,110	(363)	3	5,911
Income tax expense (benefit)	1,344	787	(139)	2	1,994
Net income (loss)	$2,817	1,323	(224)	1	3,917

	Community	Mortgage
For the Three Months Ended June 30, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$8,429	274	4	36	8,743
Interest expense	1,286	—	135	—	1,421
Net interest income (expense)	7,143	274	(131)	36	7,322
Provision for loan losses	(10)	10	—	—	—
Noninterest income from external customers	958	4,482	9	—	5,449
Intersegment noninterest income	—	23	1,510	(1,533)	—
Noninterest expense	4,267	3,553	1,671	—	9,491
Intersegment noninterest expense	1,270	240	—	(1,510)	—
Income (loss) before income taxes	2,574	976	(283)	13	3,280
Income tax expense (benefit)	766	365	(105)	5	1,031
Net income (loss)	$1,808	611	(178)	8	2,249

The following tables present selected financial information for the Company’s reportable business segments for the six months ended June 30, 2015 and 2014:

	Community	Mortgage
For the Six Months Ended June 30, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$23,169	873	8	40	24,090
Interest expense	2,788	51	291	(51)	3,079
Net interest income (expense)	20,381	822	(283)	91	21,011
Provision for loan losses	(52)	52	—	—	—
Noninterest income from external customers	2,899	10,954	1	—	13,854
Intersegment noninterest income	2	76	3,536	(3,614)	—
Noninterest expense	12,575	8,088	3,919	—	24,582
Intersegment noninterest expense	3,056	482	—	(3,538)	—
Income (loss) before income taxes	7,703	3,230	(665)	15	10,283
Income tax expense (benefit)	2,413	1,196	(261)	5	3,353
Net income (loss)	$5,290	2,034	(404)	10	6,930

	Community	Mortgage
For the Six Months Ended June 30, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$16,521	559	8	67	17,155
Interest expense	2,483	—	269	—	2,752
Net interest income (expense)	14,038	559	(261)	67	14,403
Provision for loan losses	(10)	10	—	—	—
Noninterest income from external customers	1,873	8,926	19	—	10,818
Intersegment noninterest income	—	95	3,020	(3,115)	—
Noninterest expense	8,381	7,399	3,318	—	19,098
Intersegment noninterest expense	2,540	480	—	(3,020)	—
Income (loss) before income taxes	5,000	1,691	(540)	(28)	6,123
Income tax expense (benefit)	1,501	639	(199)	(11)	1,930
Net income (loss)	$3,499	1,052	(341)	(17)	4,193

The following tables present selected financial information for the Company’s reportable business segments for June 30, 2015 and December 31, 2014:

	Community	Mortgage
At June 30, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,318,083	76,343	116,840	(185,321)	1,325,945
Loans receivable, net	828,574	16,131	—	(13,660)	831,045
Loans held for sale	18,721	42,006	—	—	60,727
Deposits	1,008,045	—	—	(2,197)	1,005,848
Borrowed funds	187,500	12,908	15,465	(12,908)	202,965

	Community	Mortgage
At December 31, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,192,419	67,952	111,096	(172,450)	1,199,017
Loans receivable, net	764,881	10,808	—	(7,567)	768,122
Loans held for sale	1,547	39,365	—	—	40,912
Deposits	966,309	—	—	(2,119)	964,190
Borrowed funds	104,076	6,800	15,465	(6,801)	119,540

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three months and six months ended June 30, 2015 as compared to the three months and six months ended June 30, 2014 and assesses our financial condition as of June 30, 2015 as compared to December 31, 2014. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2014 included in our Form 10-K for that period. Results for the three months and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

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

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed, implied or projected by us in such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q and our other reports filed pursuant to the Securities Exchange Act of 1934. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

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

In addition to earning interest on our loans and investments, we derive a portion of our income from Crescent Mortgage Company through mortgage banking income as well as servicing income. We also earn income through fees that we charge to our customers. Likewise, we incur other operating expenses as well.

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

Executive Summary of Operating Results

At June 30, 2015, our total assets were $1.3 billion, an increase of $126.9 million, from total assets of $1.2 billion at December 31, 2014. The largest components of our total assets are loans receivable and securities which were $831.0 million and $308.2 million, respectively at June 30, 2015. Comparatively, our loans receivable and securities totaled $768.1 million and $277.3 million, respectively, at December 31, 2014. At June 30, 2015 loans held for sale were $60.7 million compared to $40.9 million as of December 31, 2014. Our liabilities and stockholders’ equity at June 30, 2015 totaled $1.2 billion and $100.3 million, respectively, compared to liabilities of $1.1 billion and stockholders’ equity of $93.7 million at December 31, 2014. The principal components of our liabilities are deposits which were $1.0 billion and $964.2 million at June 30, 2015 and December 31, 2014, respectively. The increase in total assets and liabilities during 2015 primarily related to strong loan growth, an increase in securities funded by deposits growth, and an increase in borrowings.

The Company reported net income for the three months ended June 30, 2015 of $3.9 million, or $0.41 per diluted share, as compared to $2.2 million, or $0.24 per diluted share, for the three months ended June 30, 2014. Net income for the six months ended June 30, 2015 totaled $6.9 million, or $0.73 per diluted share, compared to net income of $4.2 million, or $0.45 per diluted share, for the six months ended June 30, 2014.

The increase in net income from period to period is attributable to the significant growth in loans and securities, increased checking fees, and improved results from the Company’s retail mortgage team as well as significantly improved results from Crescent Mortgage Company. In addition, the Bank recovered $460,000 of previously unrecognized interest income from a nonperforming asset that was paid off during June 2015 and recognized a $588,000 gain on interest rate swaps, which were partially offset by a $1.2 million loss on extinguishment of debt arising from the early pay-off of a high rate advance from the Federal Home Loan Bank of Atlanta (the “FHLB”).

The allowance for loan losses was $10.0 million, or 1.19% of total loans at June 30, 2015, compared to $9.0 million, or 1.16% of total loans, at December 31, 2014. The Company experienced net recoveries of $638,000 and $261,000 for the three months ended June 30, 2015 and 2014, respectively, and $982,000 and $571,000 for the six months ended June 30, 2015 and 2014, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly increasing to 0.55% as of June 30, 2015 as compared to 0.47% as of December 31, 2014. No provision expense for loan losses was recorded during 2015 or 2014 primarily due to the net recoveries experienced.

At June 30, 2015, the Company’s regulatory capital ratios exceeded the minimum levels currently required. Stockholders’ equity totaled $100.3 million as of June 30, 2015 compared to $93.7 million at December 31, 2014. The implementation of Basel III capital framework did not have a material effect on the Company’s regulatory capital ratios.

Recent Events

On April 29, 2015, the stockholders of the Company approved an increase in the number of authorized common shares from 10,000,000 to 15,000,000.

On June 22, 2015, the Board of Directors of the Company declared a six-for-five stock split representing a 20% stock dividend to stockholders of record as of July 15, 2015, payable on July 31, 2015.

On July 22, 2015 the Company declared a $0.03 per share dividend to stockholders of record on September 18, 2015, payable October 7, 2015.

All share, earnings per share, and per share data have been retroactively adjusted to reflect stock splits for all period presented in accordance with generally accepted accounting principles.

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

Business Combinations. The Company accounts for its acquisitions under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. As provided for under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

Results of Operations

Summary

The Company reported net income for the three months ended June 30, 2015 of $3.9 million, or $0.41 per diluted share, as compared to $2.2 million, or $0.24 per diluted share, for the three months ended June 30, 2014. Net income for the six months ended June 30, 2015 totaled $6.9 million, or $0.73 per diluted share, compared to net income of $4.2 million, or $0.45 per diluted share, for the six months ended June 30, 2014.

The increase in net income from period to period is attributable to the significant growth in loans and securities, increased checking fees, and improved results from the Company’s retail mortgage team as well as significantly improved results from Crescent Mortgage Company. In addition, the following items were included in the second quarter 2015 results:

•	The Bank incurred $1.2 million loss on extinguishment of debt as a result of the prepayment of a Federal Home Loan Bank borrowing.

•	The Bank collected, and recognized in interest income, previously unrecognized interest totaling $460,000 related to the resolution of a nonperforming asset that paid off during the quarter ended June 30, 2015.

•	The Bank recognized a $588,000 fair value adjustment gain on interest rate swaps as a result of interest rate movements during the second quarter of 2015. The Bank uses interest rate swaps to help offset fair value volatility in the balance sheet related to interest rate changes.

For additional information regarding the effects of the wholesale mortgage banking subsidiary on net income, refer to Note 9 under Item 1 “Financial Statements.”

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

Net interest income increased to $11.1 million for the three months ended June 30, 2015 from $7.3 million for the three months ended June 30, 2014. During the six months ended June 30, 2015, net interest income increased to $21.0 million from $14.4 million for the six months ended June 30, 2015. The increase in net interest income is a result of the increase in average interest-earning assets balances as well as a decrease in rates paid on interest-bearing liabilities and a shift to lower cost funding sources. Additionally, the Company collected and recognized in interest income, previously unrecognized interest totaling $460,000 related to the resolution of a nonperforming asset that paid off during the quarter ended June 30, 2015.

The increase in average earnings assets for the three months and six months ended June 30, 2015 is primarily the result of increased balances of loans receivable and securities.

The growth in loan balances was primarily the result of the following:

•         Residential mortgage –In addition to selling a portion of its production, the Company has retained a portion of the mortgage production. Due to the emphasis to grow the residential mortgage portfolio, loans receivable within the one-to-four family portfolio has increased $78.2 million since June 30, 2014. This growth includes loans acquired in Branch Acquisition during the fourth quarter of 2014, described further below.

•         Commercial lending – during 2014 and 2015, the Company expanded its commercial lending team by hiring additional loan officers in its Charleston and Myrtle Beach markets of South Carolina. The Company also has opened a loan production office in the upstate of South Carolina. As a result, loans receivable within the commercial real estate and construction and development portfolios have grown $69.3 million and $23.3 million, respectively, since June 30, 2014. This growth includes loans acquired in the Branch acquisition described further below.

•         Syndicated loans – The Charleston and Myrtle Beach markets of South Carolina have provided limited opportunities for the Bank to develop a Commercial and Industrial (“C&I”) loan portfolio. The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase C&I loans to retain in the loan portfolio. These loans typically have terms of seven years and are tied to a floating rate index such as libor or prime. To effectively manage this new line of lending, the Company hired an experienced senior lending executive in 2014 with relevant experience to lead and manage this area of the loan portfolio and retained a consulting firm that specializes in syndicated loans. Syndicated loans have grown $41.3 million since June 30, 2014. As of June 30, 2015, the syndicated loan portfolio outstanding was $70.4 million and is grouped within commercial business loans. As of June 30, 2015, the Moody’s weighted average credit facility rating of the syndicated loan portfolio was Ba2, with no credit rated less than B2.

•	Acquisition of 13 branches – On December 12, 2014, the Company finalized the acquisition of 13 branches from First Community Bank. Loans acquired totaled $70.0 million after fair value adjustments with approximately $20.7 million in one-to-four family, $18.2 million in commercial real estate and $20.9 million in construction and development with the remaining loans consisting of consumer, home equity, and commercial business loans.

The growth in securities is a result of the Company’s continued effort to deploy capital into earning assets as we grow the balance sheet.

The decrease in rates paid on interest-bearing liabilities is based on the continued historically low interest rates that have positively impacted our ability to reduce funding cost. We have also shifted to lower cost funding sources through the Company’s sustained efforts to grow checking, savings, and money market accounts during 2014 and continuing into 2015. As a result of these efforts, the Company experienced significant growth in checking, savings, and money market accounts which typically yield less than other forms of interest-bearing liabilities. Checking, savings and money market balances increased $150.3 million since June 30, 2014, including deposits assumed in the two branch acquisitions completed in 2014.

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

	For The Three Months Ended June 30,
	2015			2014
	Interest	Average	Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$49,007	462	3.78%	28,466	251	3.45%
Loans receivable, net (1)	813,293	10,003	4.93%	581,267	6,906	4.71%
Interest-bearing cash	17,722	11	0.25%	24,063	14	0.23%
Securities available for sale	286,592	1,990	2.75%	199,634	1,352	2.69%
Securities held to maturity	18,355	89	1.92%	24,238	174	2.85%
Federal Home Loan Bank stock	8,212	67	3.27%	3,625	35	3.86%
Other investments	2,503	11	1.76%	1,925	11	2.27%
Total interest-earning assets	1,195,684	12,633	4.24%	863,218	8,743	4.02%
Non-earning assets	101,369			84,949

Total assets	$1,297,053			948,167

Interest-bearing liabilities:
Demand accounts	179,511	50	0.11%	104,140	46	0.18%
Money market accounts	238,441	113	0.19%	213,576	132	0.25%
Savings accounts	38,481	12	0.13%	24,812	11	0.18%
Certificates of deposit	373,593	836	0.90%	312,809	709	0.90%
Short-term borrowed funds	142,800	76	0.21%	11,523	11	0.38%
Long-term debt	41,419	492	4.76%	69,571	512	2.92%
Total interest-bearing liabilities	1,014,245	1,579	0.62%	736,431	1,421	0.77%
Noninterest-bearing deposits	169,463			112,021
Other liabilities	15,698			12,587
Stockholders' equity	97,647			87,128

Total liabilities and
Stockholders' equity	$1,297,053			948,167

Net interest spread			3.62%			3.25%
Net interest margin	3.71%			3.37%

Net interest margin (tax equivalent) (2)	3.80%			3.45%
Net interest income		11,054			7,322

(1) Average balances of loans include nonaccrual loans.

(2) The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.71%, or 3.80% on a tax equivalent basis, for the three months ended June 30, 2015 compared to 3.37%, or 3.45% on a tax equivalent basis, for the three months ended June 30, 2014. The increase in our net margin primarily resulted from the recognition of $460,000 of previously uncollected interest income from the resolution of a non performing assets during the second quarter as well as the increase in average noninterest-bearing deposits and a shift to lower cost deposits positively impacting the rate paid on interest-bearing liabilities.

Our net interest spread, which is not on a tax equivalent basis, was 3.62% for the three months ended June 30, 2015 as compared to 3.25% for the same period in 2014. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 37 basis point increase in net interest spread is a result of the 22 basis point increase in yield on interest-earning assets and a 15 basis point decrease in rate paid on interest-bearing liabilities.

	For The Six Months Ended June 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$39,870	750	3.79%	27,062	517	3.80%
Loans receivable, net (1)	795,466	19,178	4.86%	567,379	13,473	4.79%
Interest-bearing cash	18,105	22	0.25%	22,536	28	0.25%
Securities available for sale	273,363	3,680	2.68%	190,852	2,705	2.86%
Securities held to maturity	21,906	293	2.66%	24,282	342	2.84%
Federal Home Loan Bank stock	7,308	145	4.00%	3,699	69	7.46%
Other investments	2,740	22	1.62%	1,911	21	2.22%
Total interest-earning assets	1,158,758	24,090	4.19%	837,721	17,155	4.13%
Non-earning assets	104,229			83,729

Total assets	$1,262,987			921,450

Interest-bearing liabilities:
Demand accounts	172,557	106	0.12%	94,131	86	0.18%
Money market accounts	241,064	223	0.19%	215,722	268	0.25%
Savings accounts	37,697	24	0.13%	22,784	21	0.19%
Certificates of deposit	366,970	1,619	0.89%	302,585	1,338	0.89%
Short-term borrowed funds	119,930	142	0.24%	8,086	16	0.40%
Long-term debt	43,360	965	4.49%	71,436	1,023	2.89%
Total interest-bearing liabilities	981,578	3,079	0.63%	714,744	2,752	0.78%
Noninterest-bearing deposits	167,047			107,814
Other liabilities	17,914			13,563
Stockholders' equity	96,448			85,329

Total liabilities and
Stockholders' equity	$1,262,987			921,450

Net interest spread			3.56%			3.35%
Net interest margin	3.66%			3.47%

Net interest margin (tax equivalent) (2)	3.75%			3.56%
Net interest income		21,011			14,403

(1) Average balances of loans include nonaccrual loans.

(2) The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.66%, or 3.75% on a tax equivalent basis, for the six months ended June 30, 2015 compared to 3.47%, or 3.56% on a tax equivalent basis, for the six months ended June 30, 2014. The increase in our net margin primarily resulted from the increase in average noninterest-bearing deposits and a shift to lower cost deposits positively impacting the rate paid on interest-bearing liabilities.

Our net interest spread, which is not on a tax equivalent basis, was 3.56% for the six months ended June 30, 2015 as compared to 3.35% for the same period in 2014. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 21 basis point increase in net interest spread is a result of the 6 basis point increase in yield on interest-earning assets and a 15 basis point decrease in rate paid on interest-bearing liabilities.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended June 30, 2015 and 2014.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$9,379	8,401	9,035	8,091
Provision for loan losses	—	—	—	—
Loan charge-offs	(2)	(36)	(134)	(284)
Loan recoveries	640	297	1,116	855
Balance, end of period	$10,017	8,662	10,017	8,662

The Company experienced net recoveries of $638,000 and $261,000 during the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the Company experienced net recoveries of $982,000 compared to $571,000 for the six months ended June 30, 2014. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets of 0.55% as of June 30, 2015 as compared to 0.47% as of December 31, 2014. No provision expense was recorded during the 2015 or 2014 periods presented primarily due to the net recoveries experienced.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three and six months ended June 30, 2015 and 2014 are presented below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Noninterest income:
Mortgage banking income	$5,104	3,426	9,121	5,880
Deposit service charges	883	517	1,723	948
Net loss on extinguishment of debt	(1,215)	(31)	(1,215)	(31)
Net gain (loss) on sale of securities	(29)	164	442	480
Fair value adjustments on interest rate swaps	588	(263)	(7)	(518)
Net gain on sale of servicing assets	—	—	—	775
Net increase in cash value life insurance	180	187	358	373
Mortgage loan servicing income	1,318	1,254	2,626	2,531
Other	435	195	806	380
Total noninterest income	$7,264	5,449	13,854	10,818

Noninterest income increased $1.8 million to $7.3 million for the three months ended June 30, 2015 from $5.4 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, noninterest income increased $3.0 million to $13.9 million from $10.8 million for the six months ended June 30, 2014. The increase in noninterest income primarily relates to the increase in mortgage banking income from our retail mortgage team as well as our wholesale mortgage banking subsidiary and an increase in deposit service charges during the period.

The increase in mortgage banking income is attributable to an increase in originations as well as margin expansion experienced during 2015. The following table provides a break out of mortgage banking income from our retail mortgage team “Community banking” and Crescent Mortgage Company “Wholesale mortgage banking”.

	For the Three Months Ended June 30,
	Loan Originations		Mortgage Banking Income		Margin
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Additional segment information:
Community banking	$21,321	6,353	317	89	1.49%	1.40%
Wholesale mortgage banking	287,465	252,202	4,787	3,337	1.67%	1.32%
Total mortgage banking income	$308,786	258,555	5,104	3,426	1.65%	1.33%

	For the Six Months Ended June 30,
	Loan Originations		Mortgage Banking Income		Margin
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Additional segment information:
Community banking	$39,358	12,690	574	$170	1.46%	1.34%
Wholesale mortgage banking	510,886	458,411	8,547	5,710	1.67%	1.25%
Total mortgage banking income	$550,244	471,101	9,121	$5,880	1.66%	1.25%

For the first six months of 2015, 62.0% of originations were from purchase requests while 38.0% were from refinance requests. This compares to 69.7% originations from purchase requests and 30.3% from refinance requests for the first six months of 2014.

The increase in deposit service charge income is a result of the increase in deposits assumed as part of the two branch acquisitions during 2014 as well as the Company’s sustained efforts to grow checking, savings, and money market accounts. As a result of these efforts, the Company experienced significant growth in number of checking accounts. Furthermore, checking, savings and money market balances have increased $150.3 million since June 30, 2014, including the effect of deposits assumed in the two branch acquisitions completed in 2014.

During the second quarter of 2015, the Company incurred a $1.2 million loss on extinguishment of debt as a result of the prepayment of an advance from the FHLB. This compares to a loss on extinguishment of debt of $31,000 for the three and six months ended June 30, 2014.

Partially offsetting the overall increase in noninterest income for the six months ended June 30, 2015 was a decrease in the net gain on sale of servicing assets. During the first quarter of 2014, the Company sold $147.7 million in unpaid principal balance of mortgage servicing rights for a net gain of $776,000. There were no servicing rights sold during 2015.

During the three months ended June 30, 2015, the Company recognized a net loss on sale of available-for-sale securities of $29,000 compared to a net gain on sale of available-for-sale securities of 164,000 for the three months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, the Company recognized net gains on sale of available-for-sale securities of $442,000 and $480,000, respectively.

The fair value adjustment on interest rate swaps increased noninterest income by $588,000 for the three months ended June 30, 2015 compared to a reduction in noninterest income of $263,000 for the three months ended June 30, 2014. Fair value adjustments on interest rate swaps reduced noninterest income by $7,000 and $518,000 for the six months ended June 30, 2015 and 2014, respectively. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The bank uses interest rate swaps to help offset fair value volatility in the balance sheet related to interest rate changes.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$7,286	5,515	14,249	10,859
Occupancy and equipment	1,727	1,051	3,511	2,035
Marketing and public relations	367	297	769	571
FDIC insurance	185	136	350	263
Provision for mortgage loan repurchase losses	(250)	(250)	(500)	(250)
Legal expense	73	191	250	361
Other real estate expense, net	43	60	110	307
Mortgage subservicing expense	423	326	818	689
Amortization of mortgage servicing rights	485	441	945	913
Other	2,068	1,724	4,080	3,350
Total noninterest expense	$12,407	9,491	24,582	19,098

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased $2.9 million to $12.4 million for the three months ended June 30, 2015 from $9.5 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, noninterest expense increased $5.5 million to $24.6 million compared to $19.1 million for the six months ended June 30, 2014. The increase in noninterest expense for the three and six months ended June 30, 2015 compared to the prior periods is primarily a result of the increase in salaries and employee benefits paid as well as the increase in expenses related to occupancy and equipment.

The increase in salaries and employee benefits as well as occupancy and equipment are primarily a result of the personnel and occupancy costs associated with the two acquisitions of branches completed during 2014. The company added approximately 72 employees and 13 branches during 2014 as a result of these acquisitions. In addition, the Company opened three branches and one loan production office during 2014 which also added to the increase in depreciation and operational expense of the Company.

Income Tax Expense

As a result of increased income reducing the effect of non-taxable municipal interest, our effective tax rate increased to 33.7% for three month period ended June 30, 2015, compared to 31.4% for the three month period ended June 30, 2014. For the six months ended June 30, 2015, our effective tax rate increased to 32.6% compared to 31.5% for the six months ended June 30, 2014.

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

At June 30, 2015, our investment securities portfolio, excluding FHLB stock and other investments, was $308.2 million or approximately 23.2% of our assets. Our available-for-sale investment portfolio included US agency securities, municipal securities, collateralized loan obligations, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $291.1 million and an amortized cost of $290.6 million for a net unrealized gain of $512,000. Our held-to-maturity portfolio include municipal securities with a fair value of $17.9 million and a cost of $17.2 million for a net unrealized gain of $731,000.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

During 2015, the Company transferred trust preferred securities totaling $11.4 million from available-for-sale to held-to-matuirty as a result of the implementation of the regulatory changes in risk weightings and capital deductions dictated by Basel III. The transfer was in accordance with ASC 320-10-25-6; therefore, management has determined the transfer out of held-to-maturity is consistent with the original designation and does not taint the remaining portfolio.

The following table summarizes issuer concentrations of agency mortgage-backed securities for which aggregate fair values exceed 10% of stockholders’ equity at June 30, 2015:

	Aggregate	Aggregate	Fair Value
	Amortized	Fair	as a % of
Issuer	Cost	Value	Stockholders' Equity
	(Dollars in thousands)
GNMA	$68,555	69,486	69.25%
FNMA	46,448	47,222	47.06%
FHLMC	13,039	13,402	13.36%
	$128,042	130,110	129.67%

See Note 2 under Item 1 “Financial Statements” herein for additional disclosures related to the Company’s evaluation of securities for OTTI as well as the transfer of held-to-maturity securities to available-for-sale during the first quarter of 2015.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Loans outstanding, net of the allowance at June 30, 2015 and December 2014, were $831.0 million and $768.1 million, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of June 30, 2015, our loan portfolio included $729.5 million, or 86.6%, of gross loans secured by real estate. As of December 31, 2014, our loan portfolio included $690.3 million, or 88.7%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. The Bank’s primary markets are generally concentrated in real estate lending. In order to diversify our lending portfolio, the Bank began a syndicated loan program during 2014. As of June 30, 2015, syndicated loans were $70.4 million and are included within commercial business loans in the table below. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $63.8 million since December 31, 2014. The increase in loans receivable primarily relates to the Bank’s focus on increasing residential mortgage lending, commercial lending, and syndicated loans.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At June 30,		At December 31,
	2015		2014
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$287,342	34.12%	252,819	32.48%
Home equity	27,962	3.32%	27,547	3.54%
Commercial real estate	324,614	38.55%	317,912	40.85%
Construction and development	89,579	10.64%	92,008	11.82%
Consumer loans	5,564	0.66%	5,675	0.73%
Commercial business loans	107,037	12.71%	82,305	10.58%
Total gross loans receivable	842,098	100.00%	778,266	100.00%
Less:
Allowance for loan losses	10,017		9,035
Deferred fees, net	1,036		1,109
Total loans receivable, net	$831,045		768,122

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At June 30, 2015
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$8,736	48,720	229,886	287,342
Home equity	4,268	10,246	13,448	27,962
Commercial real estate	28,785	241,120	54,709	324,614
Construction and development	26,351	46,785	16,443	89,579
Consumer loans	1,511	3,246	807	5,564
Commercial business loans	14,322	31,540	61,175	107,037
Total gross loans receivable	83,973	381,657	376,468	842,098
Less:
Deferred fees, net	77	920	39	1,036
Total loans receivable	$83,896	380,737	376,429	841,062

Loans maturing - after one year
Variable rate loans				$321,231
Fixed rate loans				435,935
				$757,166

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of June 30, 2015 and December 31 2014, we had no loans 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At June 30,	At December 31,
	2015	2014
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$58	58
Nonaccrual loans-other	3,915	2,376
Accruing loans 90 days or more delinquent	—	—
Real estate acquired through foreclosure, net	3,271	3,239
Total Non-Performing Assets	$7,244	5,673

Problem Assets not included in Non-Performing Assets-Accruing renegotiated loans outstanding	$10,801	10,798

At June 30, 2015, nonperforming assets were $7.2 million, or 0.55% of total assets. Comparatively, nonperforming assets were $5.7 million, or 0.47% of total assets, at December 31, 2014. Nonperforming loans were 0.47% and 0.31% of gross loans receivable at June 30, 2015 and December 31, 2014, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $10.8 million, or 1.28% of gross loans at June 30, 2015, compared to $10.8 million, or 1.38% of gross loans at December 31, 2014. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at June 30, 2015 and December 31, 2014 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

At June 30, 2015 and December 31, 2014, the allowance for loan losses was $10.0 million and $9.0 million, respectively, or 1.19% and 1.16% of outstanding loans, respectively. Included in the gross loans were $73.7 million and $80.2 million in loans acquired through branch acquisitions at June 30, 2015 and December 31, 2014, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The Company experienced net recoveries of $638,000 and $261,000 during the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the company experienced net recoveries of $982,000 compared to $571,000 for the six months ended June 30, 2014. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets of 0.55% as of June 30, 2015 as compared to 0.47% as of December 31, 2014. No provision expense was recorded during 2015 or 2014 primarily due to the net recoveries experienced.

The following table summarizes the activity related to our allowance for loan losses for the three months and six months ended June 30, 2015 and 2014.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$9,379	8,401	9,035	8,091
Provision for loan losses	—	—	—	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	—	(36)	—	(73)
Home equity	—	—	—	—
Commercial real estate	—	—	—	(28)
Construction and development	—	—	(90)	(170)
Consumer loans	(2)	—	(3)	(13)
Commercial business loans	—	—	(41)	—
Total loan charge-offs	(2)	(36)	(134)	(284)
Loan recoveries:
Loans secured by real estate:
One-to-four family	150	52	325	71
Home equity	—	—	—	—
Commercial real estate	25	—	250	—
Construction and development	299	2	311	329
Consumer loans	8	10	20	50
Commercial business loans	158	233	210	405
Total loan recoveries	640	297	1,116	855
Net loan recoveries	638	261	982	571
Balance, end of period	$10,017	8,662	10,017	8,662

Allowance for loan losses as a percentage of loans receivable (end of period)	1.19%	1.41%	1.19%	1.41%
Net charge-offs (recoveries) to average loans receivable (annualized)	(0.31)%	(0.16)%	(0.25)%	(0.20)%

Mortgage Operations

Mortgage Activities and Servicing

Our wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations are provided in “Results of Operations”. Additional segment information is provided in Note 9 under Item 1 “Financial Statements”.

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

The Company was servicing $1.9 billion of loans for others at June 30, 2015 and December 31, 2014. Mortgage servicing rights asset had a balance of $10.6 million and $10.2 million at June 30, 2015 and December 31, 2014, respectively. The economic estimated fair value of the mortgage servicing rights was $16.3 million and $15.1 million at June 30, 2015 and December 31, 2014, respectively. The amortization expense related to the mortgage servicing rights were $485,000 and $441,000 during the three months ended June 30, 2015 and 2014, respectively. Amortization expense related to mortgage servicing rights were 945,000 and 913,000 during the six months ended June 30, 2015 and 2014, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three months and six months ended June 30, 2015 and 2014.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
MSR beginning balance	$10,361	10,003	10,181	10,908
Amount capitalized	766	281	1,406	648
Amount sold	—	—	—	(800)
Amount amortized	(485)	(441)	(945)	(913)
MSR ending balance	$10,642	9,843	10,642	9,843

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

The following table demonstrates the activity for the reserve for mortgage repurchase losses for the three months ended June 30, 2015 and 2014.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Beginning Balance	$4,671	5,871	4,999	6,108
Losses paid	(59)	(95)	(137)	(354)
Recoveries	—	7	—	29
Provision for mortgage repurchase losses	(250)	(250)	(500)	(250)
Ending balance	$4,362	5,533	4,362	5,533

For the three months and six months ended June 30, 2015, the Company recorded a negative provision for mortgage repurchase losses of $250,000 and $500,000, respectively, compared to a negative provision for mortgage repurchase losses of $250,000 for the three and six months ended June 30, 2014. The decline in the provision for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. Prior to 2012, there was no expiration date related to representations and warranties as long as the loan sold to the investor was outstanding. As a result, the Company received loan repurchase requests years after the loan was originated and sold to various third parties. In the latter part of 2012, the regulatory framework for certain GSEs changed where, under certain circumstances, the loan repurchase risk was limited for production beginning in January 2013. In addition, in May 2014, additional regulatory changes further limited loan repurchase risk.

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

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At June 30, 2015 deposits totaled $1.0 billion, an increase of $41.7 million from deposits of $964.2 million at December 31, 2014.

Our retail deposits represented $867.0 million, or 86.0% of total deposits at June 30, 2015, while our out-of-market, comprised of our brokered and institutional deposits, represented $138.8 million, or 14.0% of our total deposits. Our retail deposits represented $842.1 million, or 87.3% of total deposits at December 31, 2014, while our out-of-market, comprised of our brokered and institutional deposits, represented $122.1 million, or 12.7% of our total deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Six Months
	Ended June 30,
	2015		2014
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(In thousands)

Interest-bearing demand accounts	$172,557	0.11%	94,131	0.18%
Money market accounts	241,064	0.19%	215,722	0.25%
Savings accounts	37,697	0.13%	22,784	0.19%
Certificates of deposit less than $100,000	221,291	0.87%	207,069	0.92%
Certificates of deposit of $100,000 or more	145,679	0.89%	95,516	0.83%
Total interest-bearing average deposits	818,288		635,222

Noninterest-bearing deposits	167,047		107,814
Total average deposits	$985,335		743,036

The maturity distribution of our time deposits of $100,000 or more is as follows:

At June 30,
2015
(In thousands)

Three months or less	$20,588
Over three through six months	17,619
Over six through twelve months	42,180
Over twelve months	77,195
Total certificates of deposits	$157,582

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At June 30, 2015, the Company had FHLB advances of $187.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $55.3 million.

Lines of credit with the FRB are based on collateral pledged. At June 30, 2015, the Company had lines available with the FRB for $92.4 million. At June 30, 2015, the Company had no FRB advances outstanding.

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

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at June 30, 2015 and December 31, 2014 are as follows:

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2015
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$97,176	10.36%	42,199	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	112,176	11.96%	56,266	6.00%	N/A	N/A
Total capital (to risk weighted assets)	122,192	13.03%	75,021	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	97,176	8.67%	51,733	4.00%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	111,677	11.93%	42,127	4.50%	60,849	6.50%
Tier 1 capital (to risk weighted assets)	111,677	11.93%	56,169	6.00%	74,892	8.00%
Total capital (to risk weighted assets)	121,693	13.00%	74,892	8.00%	93,615	10.00%
Tier 1 capital (to total average assets)	111,677	8.64%	51,717	4.00%	64,647	5.00%

December 31, 2014
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$104,613	12.03%	34,787	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	114,323	13.15%	69,574	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	104,613	9.49%	44,079	4.00%	N/A	N/A

CresCom Bank
Tier 1 capital (to risk weighted assets)	103,319	11.90%	34,716	4.00%	52,074	6.00%
Total risk based capital (to risk weighted assets)	113,029	13.02%	69,433	8.00%	86,791	10.00%
Tier 1 capital (to total average assets)	103,319	9.40%	43,985	4.00%	54,981	5.00%

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

As of June 30, 2015, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Downward movements do not appear to be applicable due to the low interest rate environment experienced since 2013. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest Rate Scenario		Annualized Hypothetical Percentage Change in
Change	Prime Rate	Net Interest Income
0.00%	3.25%	0.00%
1.00%	4.25%	-0.60%
2.00%	5.25%	-0.50%
3.00%	6.25%	-0.80%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: August 10, 2015	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation filed on April 2, 1997. (1)(2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on June 11, 2010. (1)(2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on May 7, 2014. (2)(3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on May 4, 2015. (2)(4)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

___________

(1)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed on February 26, 2014.

(2)	When the certificate of incorporation of a registrant is amended during a quarter, there is a requirement to file the complete certificate, as amended. See Item 601(b)(3)(i) of Regulation S-K.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 12, 2014.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 5, 2015.