Form 10-K/A
period 2014-12-31
CAROLINA FINANCIAL CORP
filed 2015-09-18
CIK 870385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐      No ☒

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

EXPLANATORY NOTE

Carolina Financial Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) to include its Restated Certificate of Incorporation and Restated Bylaws as exhibits and the signatures of its directors. This amendment to the 2014 Annual Report contains only the Parts of the 2014 Annual Report titled “Signatures” and “Exhibit Index” and the Company is not amending or supplementing any other information in its previously filed 2014 Annual Report.

SIGNATURES

EXHIBIT INDEX

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA FINANCIAL CORPORATION

Date: September 18, 2015	By:	/s/ Jerold L. Rexroad
Jerold L. Rexroad
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerold L. Rexroad	Chief Executive Officer and Director	September 18, 2015
Jerold L. Rexroad	(Principal Executive Officer)

/s/ William A. Gehman III	Chief Financial Officer	September 18, 2015
William A. Gehman, III	(Principal Financial Officer
and Principal Accounting Officer)

/s/ G. Manly Eubank	Chairman of the Board of Directors	September 18, 2015
G. Manly Eubank

/s/ Howell V. Bellamy, Jr.	Director	September 18, 2015
Howell V. Bellamy, Jr.

/s/ W. Scott Brandon	Director	September 18, 2015
W. Scott Brandon

/s/ Robert G. Clawson, Jr.	Director	September 18, 2015
Robert G. Clawson, Jr.

/s/ Jeffery L. Deal, M.D.	Director	September 18, 2015
Jeffery L. Deal, M.D.

/s/ Michael P. Leddy	Director	September 18, 2015
Michael P. Leddy

/s/ Robert M. Moïse, CPA	Director	September 18, 2015
Robert M. Moïse, CPA

/s/ David L. Morrow	Director	September 18, 2015
David L. Morrow

/s/ Thompson E. Penny	Director	September 18, 2015
Thompson E. Penney

/s/ Claudius E. Watts, IV	Director	September 18, 2015
Claudius E. Watts IV

/s/ Bonum S. Wilson, Jr.	Director	September 18, 2015
Bonum S. Wilson, Jr.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation filed on August 31, 2015 (1)
3.2	Restated Bylaws (1)
4.1	See Exhibits 3.1 through 3.2 for provisions in Carolina Financial Corporation’s Certificate of Incorporation and Bylaws defining the rights of holders of common stock
4.2	Form of certificate of common stock (2)
10.1	Amended and Restated Employment Agreement by and between Crescent Bank and M.J. Huggins, III dated as of December 24, 2008 (2)(3)
10.2	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and M.J. Huggins, III dated September 21, 2012 (2)(3)
10.3	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and M.J. Huggins, III dated as of December 24, 2008 (2)(3)
10.4	Amended and Restated Employment Agreement by and between Crescent Bank and David Morrow dated as of December 24, 2008 (2)(3)
10.5	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and David Morrow dated as of September 19, 2012 (2)(3)
10.6	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and David Morrow dated as of December 24, 2008 (2)(3)
10.7	Employment Agreement by and between Carolina Financial Corporation and Jerold L. Rexroad dated as of May 1, 2008 (2)(3)
10.8	First Amendment to the Employment Agreement between Carolina Financial Corporation and Jerold L. Rexroad dated as of September 19, 2012 (2)(3)
10.9	Carolina Financial Corporation 2002 Stock Option Plan (2)(3)
10.10	Carolina Financial Corporation 2006 Recognition and Retention Plan (2)(3)
10.11	Carolina Financial Corporation 2013 Equity Incentive Plan (2)(3)
10.12	Form of Carolina Financial Corporation Elite LifeComp Agreement (2)(3)
10.13	Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated January 1, 2004 (2)
10.14	First Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 19, 2004 (2)
10.15	Second Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 1, 2006 (2)
10.16	Third Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of January 1, 2011 (2)
21.1	Subsidiaries of Carolina Financial Corporation (2)
23	Consent of Independent Registered Public Accounting Firm—Elliott Davis Decosimo, LLC*
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certifications*
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013 ; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

*	Previously filed.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on August 31, 2015.
(2)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed on February 26, 2014.
(3)	Indicates management contracts or compensatory plans or arrangements.