Form 10-Q
period 2015-09-30
CAROLINA FINANCIAL CORP
filed 2015-11-06
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,758,583 shares of common stock, par value $0.01 per share, were issued and outstanding as of November 6, 2015.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$11,473	10,453
Interest-bearing cash	10,617	10,694
Cash and cash equivalents	22,090	21,147
Securities available-for-sale (cost of $313,312 at September 30, 2015 and $246,435 at December 31, 2014)	313,981	251,717
Securities held-to-maturity (fair value of $17,975 at September 30, 2015 and $27,385 at December 31, 2014)	17,112	25,544
Federal Home Loan Bank stock, at cost	7,794	5,405
Other investments	3,281	2,309
Derivative assets	2,812	1,689
Loans held for sale	31,697	40,912
Loans receivable, net of allowance for loan losses of $9,889 at September 30, 2015 and $9,035 at December 31, 2014	846,883	768,122
Premises and equipment, net	32,099	31,075
Accrued interest receivable	4,100	3,628
Real estate acquired through foreclosure, net	2,744	3,239
Deferred tax assets, net	4,907	4,715
Mortgage servicing rights	11,079	10,181
Cash value life insurance	21,893	21,532
Core deposit intangible	3,046	3,303
Other assets	4,647	4,499
Total assets	$1,330,165	1,199,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$188,191	142,900
Interest-bearing deposits	845,760	821,290
Total deposits	1,033,951	964,190
Short-term borrowed funds	105,000	57,800
Long-term debt	68,465	61,740
Derivative liabilities	2,094	1,036
Drafts outstanding	2,657	3,320
Advances from borrowers for insurance and taxes	1,640	613
Accrued interest payable	304	312
Reserve for mortgage repurchase losses	4,088	4,999
Dividends payable to stockholders	293	243
Accrued expenses and other liabilities	7,433	11,064
Total liabilities	1,225,925	1,105,317
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued or outstanding	—	—
Common stock, par value $.01; 15,000,000 and 10,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 9,763,383 and 9,717,043 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	98	97
Additional paid-in capital	24,073	23,194
Retained earnings	79,614	69,625
Accumulated other comprehensive income, net of tax	455	784
Total stockholders’ equity	104,240	93,700
Total liabilities and stockholders’ equity	$1,330,165	1,199,017

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share data)
Interest income
Loans	$10,345	7,975	30,273	21,965
Investment securities	2,058	1,465	6,031	4,512
Dividends from FHLB	93	34	238	103
Other interest income	16	22	60	71
Total interest income	12,512	9,496	36,602	26,651
Interest expense
Deposits	1,122	894	3,094	2,607
Short-term borrowed funds	75	30	217	46
Long-term debt	426	514	1,391	1,538
Total interest expense	1,623	1,438	4,702	4,191
Net interest income	10,889	8,058	31,900	22,460
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	10,889	8,058	31,900	22,460
Noninterest income
Mortgage banking income	4,753	3,294	13,874	9,174
Deposit service charges	915	520	2,638	1,468
Net loss on extinguishment of debt	—	(38)	(1,215)	(69)
Net gain on sale of securities	1,017	213	1,459	693
Fair value adjustments on interest rate swaps	(1,246)	(56)	(1,253)	(574)
Net gain on sale of servicing assets	—	—	—	775
Net increase in cash value life insurance	172	178	530	551
Mortgage loan servicing income	1,330	1,262	3,956	3,793
Other	381	134	1,187	514
Total noninterest income	7,322	5,507	21,176	16,325
Noninterest expense
Salaries and employee benefits	7,204	5,865	21,453	16,724
Occupancy and equipment	1,821	1,239	5,332	3,274
Marketing and public relations	378	290	1,147	861
FDIC insurance	190	162	540	425
Provision for mortgage loan repurchase losses	(250)	(250)	(750)	(500)
Legal expense	97	248	347	609
Other real estate expense, net	4	75	114	382
Mortgage subservicing expense	418	360	1,236	1,049
Amortization of mortgage servicing rights	515	431	1,460	1,344
Other	2,004	1,813	6,084	5,163
Total noninterest expense	12,381	10,233	36,963	29,331
Income before income taxes	5,830	3,332	16,113	9,454
Income tax expense	1,949	931	5,302	2,861
Net income	$3,881	2,401	10,811	6,593

Earnings per common share:
Basic	$0.41	0.26	1.15	0.71
Diluted	$0.40	0.25	1.13	0.69
Weighted average common shares outstanding:
Basic	9,463,722	9,344,683	9,421,042	9,335,495
Diluted	9,674,994	9,548,695	9,595,991	9,513,882

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$3,881	2,401	10,811	6,593

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities	1,150	361	(834)	5,023
Tax effect	(414)	(130)	300	(1,808)

Reclassification adjustment for gains included in earnings	(1,017)	(213)	(1,459)	(693)
Tax effect	366	77	525	249

Transfer from held-to-maturity to available for sale securities	—	—	1,604	—
Tax effect	—	—	(577)	—

Accretion of unrealized losses on held-to-maturity securities previously recognized in other comprehensive income	—	49	175	148
Tax effect	—	(18)	(63)	(53)

Other comprehensive income (loss), net of tax	85	126	(329)	2,866

Comprehensive income	$3,966	2,527	10,482	9,459

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)
Balance, December 31, 2013	9,636,490	$96	22,337	62,169	(2,375)	82,227
Stock awards	68,025	1	65	—	—	66
Stock options exercised	11,328	—	49	—	—	49
Excess tax benefit in connection with equity awards	—	—	126	—	—	126
Stock-based compensation expense, net	—	—	490	—	—	490
Net income	—	—	—	6,593	—	6,593
Dividends declared to stockholders	—	—	—	(612)	—	(612)
Other comprehensive income, net of tax	—	—	—	—	2,866	2,866
Balance, September 30, 2014	9,715,843	$97	23,067	68,150	491	91,805

Balance, December 31, 2014	9,717,043	$97	23,194	69,625	784	93,700
Stock awards	39,291	1	(1)	—	—	—
Vested stock awards surrendered in cashless exercise	(6,567)	—	(40)	(41)	—	(81)
Stock options exercised	13,616	—	70	—	—	70
Excess tax benefit in connection with equity awards	—	—	189	—	—	189
Stock-based compensation expense, net	—	—	661	—	—	661
Net income	—	—	—	10,811	—	10,811
Dividends declared to stockholders	—	—	—	(781)	—	(781)
Other comprehensive loss, net of tax	—	—	—	—	(329)	(329)
Balance, September 30, 2015	9,763,383	$98	24,073	79,614	455	104,240

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$10,811	6,593
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	126	182
Amortization of unearned discount/premiums on investments, net	2,377	1,906
Amortization of deferred loan fees	989	(2,088)
Amortization of mortgage servicing rights	1,460	1,344
Amortization of core deposit intangibles	257	15
Gain on sale of available-for-sale securities, net	(1,459)	(693)
Mortgage banking income	(13,874)	(9,174)
Originations of loans held for sale	(820,109)	(736,211)
Proceeds from sale of loans held for sale	841,880	746,650
Loss on extinquishment of debt	1,215	69
Provision for mortgage loan repurchase losses	(750)	(500)
Mortgage loan losses paid, net of recoveries	(161)	(335)
Fair value adjustments on interest rate swaps	1,253	574
Stock-based compensation	661	490
Decrease in cash surrender value of bank owned life insurance	18	81
Depreciation	1,318	859
Loss on disposals of premises and equipment	8	8
Loss (gain) on sale of real estate acquired through foreclosure	3	(129)
Write-down of real estate acquired through foreclosure	—	351
Gain on sale of servicing assets	—	(775)
Originations of mortgage servicing assets	(2,358)	(1,122)
Decrease (increase) in:
Accrued interest receivable	(472)	(186)
Other assets	303	1,800
Increase (decrease) in:
Accrued interest payable	(8)	(12)
Dividends payable to stockholders	50	202
Accrued expenses and other liabilities	(3,645)	(2,501)
Cash flows provided by operating activities	19,893	7,398

Continued

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	For the Nine Months
	Ended September 30,
	2015	2014
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(189,117)	(134,519)
Maturities, payments and calls	38,876	26,739
Proceeds from sales	94,638	56,164
Activity in held-to-maturity securities:
Purchases	(497)	—
Maturities, payments and calls	199	416
Increase in other investments	(967)	(69)
Increase in Federal Home Loan Bank stock	(2,389)	(2,652)
Increase in loans receivable, net	(80,942)	(115,271)
Proceeds from the sale of servicing assets	—	1,575
Purchase of premises and equipment	(2,403)	(2,416)
Proceeds from disposals of premises and equipment	34	—
Proceeds from sale of real estate acquired through foreclosure	1,684	3,142
Increase in core deposit intangibles	—	(175)
Purchase of bank owned life insurance	(554)	(550)
Distribution of bank owned life insurance	175	—
Cash flows used in investing activities	(141,263)	(167,616)

Cash flows from financing activities:
Net increase in deposit accounts	69,761	86,371
Net increase in Federal Home Loan Bank advances	54,285	64,931
Principal repayment of subordinated debt	(1,575)	(225)
Net decrease in drafts outstanding	(663)	(623)
Net increase in advances from borrowers for insurance and taxes	1,027	567
Cash dividends paid on common stock	(781)	(612)
Net increase in excess tax benefit in connection with equity awards	189	126
Proceeds from exercise of stock options	70	49
Cash flows provided by financing activities	122,313	150,584
Net increase (decrease) in cash and cash equivalents	943	(9,634)
Cash and cash equivalents, beginning of period	21,147	38,665
Cash and cash equivalents, end of period	$22,090	29,031

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$4,710	4,203
Income taxes paid, net of refunds	4,261	3,061

Noncash investing and financing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$1,192	1,327
Transfer of held-to-maturity securities to available-for-sale securities	12,652	—
Change in unrealized gain on available-for-sale securities, net of tax effect	(534)	3,215

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

At September 30, 2015 and December 31, 2014, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15,000,000. The principal assets of the Trusts are $15,465,000 of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 20, 2015. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10-K.

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

On October 21, 2015, the Company declared a $0.03 per share dividend to stockholders of record on December 18, 2015, payable January 7, 2016.

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

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments securities available-for-sale and held-to-maturity at September 30, 2015 and December 31, 2014 follows:

	September 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$63,882	1,105	(188)	64,799	43,119	1,621	(23)	44,717
US government agencies	7,015	105	—	7,120	4,770	—	(22)	4,748
Collateralized loan obligations	38,956	—	(328)	38,628	25,883	11	(22)	25,872
Mortgage-backed securities:
Agency	110,483	2,234	(125)	112,592	122,727	2,856	(41)	125,542
Non-agency	81,597	719	(394)	81,922	49,936	1,065	(163)	50,838
Total mortgage-backed securities	192,080	2,953	(519)	194,514	172,663	3,921	(204)	176,380
Trust preferred securities	11,379	1,228	(3,687)	8,920	—	—	—	—
Total	$313,312	5,391	(4,722)	313,981	246,435	5,553	(271)	251,717

Securities held-to-maturity:
Municipal securities	$17,112	863	—	17,975	16,787	882	(17)	17,652
Trust preferred securities	—	—	—	—	8,757	3,125	(2,149)	9,733
Total	$17,112	863	—	17,975	25,544	4,007	(2,166)	27,385

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

As of September 30, 2015, the Company had one senior trust preferred that was split-rated with an amortized cost of $1.1 million and a fair value of $779,000 and the Company had six mezzanine trust preferred securities with an amortized cost of $10.3 million and a fair value of $8.1 million that was below investment grade. As of December 31, 2014, $0.9 million of the pooled trust preferred securities were investment grade, $1.0 million were split-rated, and $6.9 million were below investment grade. In terms of risk-based capital calculation, the Company allocates additional risk-based capital to the below investment grade securities.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2015 follows:

	At September 30, 2015
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$—	—
One to five years	289	294
Six to ten years	21,454	21,684
After ten years	291,569	292,003
Total	$313,312	313,981

Securities held-to-maturity:
Less than one year	$—	—
One to five years	—	—
Six to ten years	4,852	4,947
After ten years	12,260	13,028
Total	$17,112	17,975

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Proceeds	$32,829	27,604	94,638	56,164

Realized gains	1,026	340	1,605	860
Realized losses	(9)	(127)	(146)	(167)
Total investment securities gains, net	$1,017	213	1,459	693

At September 30, 2015, the Company had pledged with a market value of $48.7 million of securities for Federal Home Loan Bank (“FHLB”) advances.

The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 are as follows:

	At September 30, 2015
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$19,191	19,003	(188)	—	—	—	19,191	19,003	(188)
Collateralized loan obligations	25,249	25,021	(228)	9,707	9,607	(100)	34,956	34,628	(328)
Mortgage-backed securities:
Agency	22,540	22,417	(123)	866	864	(2)	23,406	23,281	(125)
Non-agency	26,319	26,064	(255)	9,601	9,462	(139)	35,920	35,526	(394)
Total mortgage-backed securities	48,859	48,481	(378)	10,467	10,326	(141)	59,326	58,807	(519)
Trust preferred securities	—	—	—	8,825	5,138	(3,687)	8,825	5,138	(3,687)
Total	$93,299	92,505	(794)	28,999	25,071	(3,928)	122,298	117,576	(4,722)

Held-to-maturity:
Municipal securities	$—	—	—	—	—	—	—	—	—

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

As of September 30, 2015, trust preferred securities had an amortized cost of $11.4 million and a fair value of $8.9 million. For each trust preferred security, impairment testing is performed on a quarterly basis using a detailed cash flow analysis. The major assumptions used during the quarterly impairment testing are described in the subsequent paragraph.

In 2009, the Company adopted a four year “burst” scenario for its modeled default rates (2010 - 2013) that replicated the default rates for the banking industry from the four peak years of the savings and loan crisis, which then reduced to 0.25% annually. The elevated default rate ended in 2013, and the constant default rate used by the Company is now 0.25% annually. All issuers that were currently in deferral were presumed to be in default. Additionally, all defaults are assumed to have a 15% recovery after two years and 1% of the pool is presumed to prepay annually. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current three-month LIBOR forward interest rate curve. Based on the cash flow analysis performed at period end, management believes that there are no additional securities other-than-temporarily impaired at September 30, 2015.

At September 30, 2015 and December 31, 2014, the Company had 55 and 26, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, and mortgage-backed securities (agency and non-agency) summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows, and determined that no OTTI expense was necessary for the three months or nine months ended September 30, 2015 or 2014.

The Company had 1 municipal securities and 4 trust preferred securities within the held-to-maturity portfolio that were in an unrealized loss position at December 31, 2014. There were no securities held-to-maturity in an unrealized loss position at September 30, 2015.

Management believes that there are no additional securities other-than-temporarily impaired at September 30, 2015. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

NOTE 3 – DERIVATIVES

The derivative positions of the Company at September 30, 2015 and December 31, 2014 are as follows:

	At September 30,		At December 31,
	2015		2014
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Mortgage loan interest rate lock commitments	$2,299	160,207	1,122	106,440
Mortgage loan forward sales commitments	513	20,959	567	27,292
	$2,812	181,166	1,689	133,732
Derivative liabilities:
Mortgage-backed securities forward sales commitments	$773	112,301	506	93,000
Interest rate swaps	1,321	30,000	530	20,000
	$2,094	142,301	1,036	113,000

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

Derivative instruments not related to mortgage banking activities, were interest rate swap agreements that do not satisfy the hedge accounting requirements are recorded at fair value and are classified with resultant changes in fair value recorded in current period earnings in fair value adjustments on interest rate swaps within noninterest income in the consolidated statements of operations.

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

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2015 and December 31, 2014 are summarized by category as follows:

	At September 30,		At December 31,
	2015		2014
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$298,882	34.85%	252,819	32.48%
Home equity	23,915	2.79%	27,547	3.54%
Commercial real estate	338,767	39.49%	317,912	40.85%
Construction and development	81,352	9.48%	92,008	11.82%
Consumer loans	5,529	0.64%	5,675	0.73%
Commercial business loans	109,343	12.75%	82,305	10.58%
Total gross loans receivable	857,788	100.00%	778,266	100.00%
Less:
Allowance for loan losses	9,889		9,035
Deferred fees, net	1,016		1,109
Total loans receivable, net	$846,883		768,122

Included in the loan totals were $69.2 and $80.2 million in loans acquired through branch acquisitions at September 30, 2015 and December 31, 2014, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At September 30,		At December 31,
	2015		2014
	(Dollars in thousands)

Variable rate loans	$379,024	44.19%	337,802	43.40%
Fixed rate loans	478,764	55.81%	440,464	56.60%
Total loans outstanding	$857,788	100.00%	778,266	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended September 30, 2015
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at July 1, 2015	$3,213	208	3,434	1,072	50	1,891	149	10,017
Provision for loan losses	241	(42)	(17)	(241)	(28)	53	34	—
Charge-offs	(623)	—	—	—	(6)	(26)	—	(655)
Recoveries	198	—	100	166	5	58	—	527
Balance at September 30, 2015	$3,029	166	3,517	997	21	1,976	183	9,889

	For the Three Months Ended September 30, 2014
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at July 1, 2014	$2,504	207	3,173	1,225	28	947	578	8,662
Provision for loan losses	82	10	(399)	(49)	(11)	282	85	—
Charge-offs	—	—	—	(2)	(1)	(59)	—	(62)
Recoveries	18	—	101	124	11	51	—	305
Balance at September 30, 2014	$2,604	217	2,875	1,298	27	1,221	663	8,905

Allowance for loan losses:	For the Nine Months Ended September 30, 2015
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2015	$2,888	221	3,283	1,069	30	1,430	114	9,035
Provision for loan losses	240	(55)	(116)	(458)	(25)	345	69	—
Charge-offs	(623)	—	—	(90)	(9)	(67)	—	(789)
Recoveries	524	—	350	476	25	268	—	1,643
Balance at September 30, 2015	$3,029	166	3,517	997	21	1,976	183	9,889

	For the Nine Months Ended September 30, 2014
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2014	$2,472	231	2,855	1,418	42	339	734	8,091
Provision for loan losses	116	(14)	(53)	(401)	(62)	485	(71)	—
Charge-offs	(73)	—	(28)	(172)	(14)	(59)	—	(346)
Recoveries	89	—	101	453	61	456	—	1,160
Balance at September 30, 2014	$2,604	217	2,875	1,298	27	1,221	663	8,905

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At September 30, 2015:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$255	—	343	129	9	3	—	739
Collectively evaluated for impairment	2,774	166	3,174	868	12	1,973	183	9,150
	$3,029	166	3,517	997	21	1,976	183	9,889

Loans receivable ending balances:
Individually evaluated for impairment	$4,184	—	9,504	633	75	1,065	—	15,461
Collectively evaluated for impairment	294,698	23,915	329,263	80,719	5,455	108,278	—	842,328
Total loans receivable	$298,882	23,915	338,767	81,352	5,529	109,343	—	857,788

At December 31, 2014:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$364	—	30	90	1	—	—	485
Collectively evaluated for impairment	2,524	221	3,253	979	29	1,430	114	8,550
	$2,888	221	3,283	1,069	30	1,430	114	9,035

Loans receivable ending balances:
Individually evaluated for impairment	$3,249	63	8,153	267	30	1,730	—	13,492
Collectively evaluated for impairment	249,570	27,484	309,759	91,741	5,645	80,575	—	764,774
Total loans receivable	$252,819	27,547	317,912	92,008	5,675	82,305	—	778,266

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of September 30, 2015 and December 31, 2014. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At September 30, 2015			At December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,870	5,367	—	2,008	3,731	—
Home equity	—	347	—	63	410	—
Commercial real estate	7,657	8,202	—	7,893	8,439	—
Construction and development	16	1,854	—	—	1,733	—
Consumer loans	66	431	—	29	506	—
Commercial business loans	1,062	2,257	—	1,730	2,927	—
	12,671	18,458	—	11,723	17,746	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	314	314	255	1,241	1,241	364
Home equity	—	—	—	—	—	—
Commercial real estate	1,847	1,847	343	260	260	30
Construction and development	617	617	129	267	267	90
Consumer loans	9	9	9	1	1	1
Commercial business loans	3	3	3	—	—	—
	2,790	2,790	739	1,769	1,769	485

Total:
Loans secured by real estate:
One-to-four family	4,184	5,681	255	3,249	4,972	364
Home equity	—	347	—	63	410	—
Commercial real estate	9,504	10,049	343	8,153	8,699	30
Construction and development	633	2,471	129	267	2,000	90
Consumer loans	75	440	9	30	507	1
Commercial business loans	1,065	2,260	3	1,730	2,927	—
	$15,461	21,248	739	13,492	19,515	485

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three months and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,631	71	5,051	39	3,305	190	5,413	84
Home equity	—	—	—	—	31	2	—	—
Commercial real estate	8,511	120	11,093	166	8,154	303	14,647	433
Construction and development	6	—	307	6	128	—	388	9
Consumer loans	54	27	23	—	41	28	22	1
Commercial business loans	1,140	25	2,358	55	1,500	112	2,367	107
	13,342	243	18,832	266	13,159	635	22,837	634

With an allowance recorded:
Loans secured by real estate:
One-to-four family	315	—	908	4	317	—	505	6
Home equity	—	—	—	—	—	—	—	—
Commercial real estate	1,046	(20)	263	5	606	22	267	14
Construction and development	617	(2)	267	—	257	15	156	1
Consumer loans	9	—	3	—	7	—	5	—
Commercial business loans	3	—	2	—	3	—	4	—
	1,990	(22)	1,443	9	1,190	37	937	21

Total:
Loans secured by real estate:
One-to-four family	3,946	71	5,959	43	3,622	190	5,918	90
Home equity	—	—	—	—	31	2	—	—
Commercial real estate	9,557	100	11,356	171	8,760	325	14,914	447
Construction and development	623	(2)	574	6	385	15	544	10
Consumer loans	63	27	26	—	48	28	27	1
Commercial business loans	1,143	25	2,360	55	1,503	112	2,371	107
	$15,332	221	20,275	275	14,349	672	23,774	655

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of September 30, 2015 and December 31, 2014.

	At September 30, 2015
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$—	—	—	9	14	30	53
60-89 days past due	106	—	—	—	—	—	106
90 days or more past due	2,114	—	547	490	59	3	3,213
Total past due	2,220	—	547	499	73	33	3,372
Current	296,662	23,915	338,220	80,853	5,456	109,310	854,416
Total loans receivable	$298,882	23,915	338,767	81,352	5,529	109,343	857,788

	At December 31, 2014
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$336	17	260	60	22	27	722
60-89 days past due	188	—	—	—	6	—	194
90 days or more past due	1,589	—	333	267	6	—	2,195
Total past due	2,113	17	593	327	34	27	3,111
Current	250,706	27,530	317,319	91,681	5,641	82,278	775,155
Total loans receivable	$252,819	27,547	317,912	92,008	5,675	82,305	778,266

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

There were no loans past due 90 days or more and still accruing at September 30, 2015 or December 31, 2014.

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at September 30, 2015 and December 31, 2014.

	At September 30,	At December 31,
	2015	2014
Loans secured by real estate:	(In thousands)
One-to-four family	$2,154	1,720
Home equity	—	63
Commercial real estate	2,019	333
Construction and development	633	267
Consumer loans	59	12
Commercial business loans	33	39
	$4,898	2,434

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of September 30, 2015 and December 31, 2014.

	At September 30, 2015
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$296,007	23,915	328,778	80,510	5,470	109,019	843,699
Special Mention	545	—	7,823	209	—	169	8,746
Substandard	2,330	—	2,166	633	59	155	5,343
Total loans receivable	$298,882	23,915	338,767	81,352	5,529	109,343	857,788

Performing	$296,728	23,915	336,748	80,719	5,470	109,310	852,890
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	2,154	—	2,019	633	59	33	4,898
Total nonperforming	2,154	—	2,019	633	59	33	4,898
Total loans receivable	$298,882	23,915	338,767	81,352	5,529	109,343	857,788

	At December 31, 2014
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$249,781	27,485	307,283	91,441	5,661	81,499	763,150
Special Mention	1,318	—	10,037	300	1	217	11,873
Substandard	1,720	63	592	267	12	589	3,243
Total loans receivable	$252,819	27,548	317,912	92,008	5,674	82,305	778,266

Performing	$251,099	27,485	317,579	91,741	5,662	82,266	775,832
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	1,720	63	333	267	12	39	2,434
Total nonperforming	1,720	63	333	267	12	39	2,434
Total loans receivable	$252,819	27,548	317,912	92,008	5,674	82,305	778,266

Troubled Debt Restructurings

At September 30, 2015, there were $10.6 million in loans designated as troubled debt restructurings of which $10.6 million were accruing. At December 31, 2014, there were $10.8 million in loans designated as troubled debt restructurings of which $10.7 million were accruing.

There were no loans designated as troubled debt restructuring during the three months ended September 30, 2015 or the three and nine months ended September 30, 2014. There was one relationship totaling fourteen loans designated as a troubled debt restructuring during the nine months ended September 30, 2015. All loans within this relationship were designated as a troubled debt restructuring due to a change in payment structure. Eleven loans were within the one-to-four family loan segment with a pre-modification and post-modification recorded investment of $749,000. Two loans were within the commercial real estate loan segment with a pre-modification and post-modification recorded investment of $147,000. One loan was within the commercial and industrial loan segment with a pre-modification and post-modification recorded investment of $14,000.

No loans previously restructured in the twelve months prior to September 30, 2015 and 2014 went into default during the three and nine months ended September 30, 2015 and 2014.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

NOTE 5 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in other real estate owned for the periods ended September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$3,239	6,273
Additions	1,192	1,461
Sales	(1,687)	(3,969)
Write downs	—	(526)
Balance at end of period	$2,744	3,239

A summary of the composition of real estate acquired through foreclosure follows:

	At September 30,	At December 31,
	2015	2014
	(In thousands)
Real estate loans:
One-to-four family	$884	245
Commercial real estate	468	954
Construction and development	1,392	2,040
	$2,744	3,239

NOTE 6 - DEPOSITS

Deposits outstanding by type of account at September 30, 2015 and December 31, 2014 are summarized as follows:

	At September 30,	At December 31,
	2015	2014
	(In thousands)
Noninterest-bearing demand accounts	$188,191	142,900
Interest-bearing demand accounts	158,981	183,550
Savings accounts	39,050	36,630
Money market accounts	224,219	246,116
Certificates of deposit:
Less than $250,000	404,802	335,740
$250,000 or more	18,708	19,254
Total certificates of deposit	423,510	354,994
Total deposits	$1,033,951	964,190

The aggregate amount of brokered certificates of deposit was $92.1 million and $77.3 million at September 30, 2015 and December 31, 2014, respectively. The aggregate amount of institutional certificates of deposit was $48.9 million and $44.8 million at September 30, 2015 and December 31, 2014, respectively. Brokered certificates of deposit and institutional certificates are included in the table above under certificates of deposit less than $250,000.

The Company has pledged $15.1 million of securities as of September 30, 2015 to secure public agency funds.

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

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are as follows:

	At September 30, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$11,473	11,473	11,473	—	—
Interest-bearing cash	10,617	10,617	10,617	—	—
Securities available-for-sale	313,981	313,981	—	313,981	—
Securities held-to-maturity	17,112	17,975	—	17,975	—
Federal Home Loan Bank stock	7,794	7,794	—	—	7,794
Other investments	3,281	3,281	—	—	3,281
Derivative assets	2,812	2,812	—	2,812	—
Loans held for sale	31,697	31,697	—	31,697	—
Loans receivable, net	846,883	849,630	—	—	849,630
Cash value life insurance	21,893	21,893	—	21,893	—
Accrued interest receivable	4,100	4,100	—	4,100	—
Mortgage servicing rights	11,079	16,218	—	16,218	—

Financial liabilities:
Deposits	1,033,951	1,034,347	—	1,034,347	—
Short-term borrowed funds	105,000	104,895	—	104,895	—
Long-term debt	68,465	71,192	—	71,192	—
Derivative liabilities	2,094	2,094	1,321	773	—
Accrued interest payable	304	304	—	304	—

	At December 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$10,453	10,453	10,453	—	—
Interest-bearing cash	10,694	10,694	10,694	—	—
Securities available-for-sale	251,717	251,717	—	251,717	—
Securities held-to-maturity	25,544	27,385	—	27,385	—
Federal Home Loan Bank stock	5,405	5,405	—	—	5,405
Other investments	2,309	2,309	—	—	2,309
Derivative assets	1,689	1,689	—	1,689	—
Loans held for sale	40,912	40,912	—	40,912	—
Loans receivable, net	768,122	785,109	—	—	785,109
Cash value life insurance	21,532	21,532	—	21,532	—
Accrued interest receivable	3,628	3,628	—	3,628	—
Mortgage servicing rights	10,181	15,147	—	15,147	—

Financial liabilities:
Deposits	964,190	962,763	—	962,763	—
Short-term borrowed funds	57,800	57,745	—	57,745	—
Long-term debt	61,740	65,516	—	65,516	—
Derivative liabilities	1,036	1,036	530	506	—
Accrued interest payable	312	312	—	312	—

	At September 30, 2015		At December 31, 2014
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(In thousands)
Commitments to extend credit	$68,854	—	68,181	—
Standby letters of credit	835	—	1,982	—

Derivative assets:
Mortgage loan interest rate lock commitments	160,207	2,299	106,440	1,122
Mortgage loan forward sales commitments	20,959	513	27,292	567

Derivative liabilities:
Mortgage-backed securities forward sales commitments	112,301	773	93,000	506
Interest rate swaps	30,000	1,321	20,000	530

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

Investment Securities Available-for-Sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At September 30, 2015 and December 31, 2014, the Company’s investment securities available-for-sale are recurring Level 2.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2015 and December 31, 2014:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2015
Available-for-sale investment securities:
Municipal securities	$—	64,799	—
US government agencies	—	7,120	—
Collateralized loan obligations	—	38,628	—
Mortgage-backed securities:
Agency	—	112,592	—
Non-agency	—	81,922	—
Trust Preferred Securities	—	8,920	—
Loans held for sale	—	31,697	—
Derivative assets:
Mortgage loan interest rate lock commitments	—	2,299	—
Mortgage loan forward sales commitments	—	513	—
Derivative liabilities:
Mortgage-backed securities forward sales commitments	—	773	—
Interest rate swaps	1,321	—	—
Total	$1,321	349,263	—

December 31, 2014
Available-for-sale investment securities:
Municipal securities	$—	44,717	—
US government agencies	—	4,748	—
Collateralized loan obligations	—	25,872	—
Mortgage-backed securities:
Agency	—	125,542	—
Non-agency	—	50,838	—
Loans held for sale	—	40,912	—
Derivative assets:
Mortgage loan interest rate lock commitments	—	1,122	—
Mortgage loan forward sales commitment	—	567	—
Derivative liabilities:
Mortgage-backed securities forward sales commitments	—	506	—
Interest rate swaps	530	—	—
Total	$530	294,824	—

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2015 and December 31, 2014:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2015
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,929
Home equity	—	—	—
Commercial real estate	—	—	9,161
Construction and development	—	—	504
Consumer loans	—	—	66
Commercial business loans	—	—	1,062
Real estate owned:
One-to-four family	—	—	884
Commercial real estate	—	—	468
Construction and development	—	—	1,392
Total	$—	—	17,466

December 31, 2014
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	2,885
Home equity	—	—	63
Commercial real estate	—	—	8,123
Construction and development	—	—	177
Consumer loans	—	—	29
Commercial business loans	—	—	1,730
Real estate owned:
One-to-four family	—	—	2,040
Commercial real estate	—	—	245
Construction and development	—	—	954
Total	$—	—	16,246

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2015 and December 31, 2014
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

The following is a summary of the reconciliation of weighted average shares outstanding for the three months and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	2015		2014
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	9,463,722	9,463,722	9,344,683	9,344,683
Effect of dilutive securities	—	211,272	—	204,012
Weighted average shares outstanding	9,463,722	9,674,994	9,344,683	9,548,695

	For the Nine Months Ended September 30,
	2015		2014
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	9,421,042	9,421,042	9,335,495	9,335,495
Effect of dilutive securities	—	174,949	—	178,387
Weighted average shares outstanding	9,421,042	9,595,991	9,335,495	9,513,882

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of September 30, 2015 and 2014:

	As of September 30,
	2015	2014

Issued and outstanding shares	9,763,383	9,715,843
Less nonvested restricted stock awards	(299,606)	(370,680)
Period end dilutive shares	9,463,777	9,345,163

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

The following tables present selected financial information for the Company’s reportable business segments for the three months and nine months ended September 30, 2015 and 2014:

	Community	Mortgage
For the Three Months Ended September 30, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$11,971	550	4	(13)	12,512
Interest expense	1,475	37	148	(37)	1,623
Net interest income (expense)	10,496	513	(144)	24	10,889
Provision for loan losses	(5)	5	—	—	—
Noninterest income from external customers	1,670	5,652	—	—	7,322
Intersegment noninterest income	1	8	1,768	(1,777)	—
Noninterest expense	6,444	3,901	2,036	—	12,381
Intersegment noninterest expense	1,528	241	—	(1,769)	—
Income (loss) before income taxes	4,200	2,026	(412)	16	5,830
Income tax expense (benefit)	1,346	753	(156)	6	1,949
Net income (loss)	$2,854	1,273	(256)	10	3,881

	Community	Mortgage
For the Three Months Ended September 30, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$9,034	436	4	22	9,496
Interest expense	1,303	12	136	(13)	1,438
Net interest income (expense)	7,731	424	(132)	35	8,058
Provision for loan losses	(31)	31	—	—	—
Noninterest income from external customers	1,139	4,351	17	—	5,507
Intersegment noninterest income	—	31	1,510	(1,541)	—
Noninterest expense	4,792	3,783	1,658	—	10,233
Intersegment noninterest expense	1,269	240	—	(1,509)	—
Income (loss) before income taxes	2,840	752	(263)	3	3,332
Income tax expense (benefit)	850	177	(97)	1	931
Net income (loss)	$1,990	575	(166)	2	2,401

The following tables present selected financial information for the Company’s reportable business segments for the nine months ended September 30, 2015 and 2014:

	Community	Mortgage
For the Nine Months Ended September 30, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$35,139	1,423	12	28	36,602
Interest expense	4,263	89	439	(89)	4,702
Net interest income (expense)	30,876	1,334	(427)	117	31,900
Provision for loan losses	(57)	57	—	—	—
Noninterest income from external customers	4,569	16,605	2	—	21,176
Intersegment noninterest income	3	84	5,304	(5,391)	—
Noninterest expense	19,019	11,989	5,955	—	36,963
Intersegment noninterest expense	4,584	723	—	(5,307)	—
Income (loss) before income taxes	11,902	5,254	(1,076)	33	16,113
Income tax expense (benefit)	3,758	1,947	(416)	13	5,302
Net income (loss)	$8,144	3,307	(660)	20	10,811

	Community	Mortgage
For the Nine Months Ended September 30, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$25,555	995	12	89	26,651
Interest expense	3,786	12	405	(12)	4,191
Net interest income (expense)	21,769	983	(393)	101	22,460
Provision for loan losses	(41)	41	—	—	—
Noninterest income from external customers	3,012	13,277	36	—	16,325
Intersegment noninterest income	—	126	4,529	(4,655)	—
Noninterest expense	13,173	11,183	4,975	—	29,331
Intersegment noninterest expense	3,809	720	—	(4,529)	—
Income (loss) before income taxes	7,840	2,442	(803)	(25)	9,454
Income tax expense (benefit)	2,351	816	(296)	(10)	2,861
Net income (loss)	$5,489	1,626	(507)	(15)	6,593

The following tables present selected financial information for the Company’s reportable business segments for September 30, 2015 and December 31, 2014:

	Community	Mortgage
At September 30, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,321,448	66,716	120,851	(178,850)	1,330,165
Loans receivable, net	832,418	16,699	—	(2,234)	846,883
Loans held for sale	2,306	29,391	—	—	31,697
Deposits	1,036,124	—	—	(2,173)	1,033,951
Borrowed funds	158,000	1,500	15,465	(1,500)	173,465

	Community	Mortgage
At December 31, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,192,419	67,952	111,096	(172,450)	1,199,017
Loans receivable, net	764,881	10,808	—	(7,567)	768,122
Loans held for sale	1,547	39,365	—	—	40,912
Deposits	966,309	—	—	(2,119)	964,190
Borrowed funds	104,076	6,800	15,465	(6,801)	119,540

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three months and nine months ended September 30, 2015 as compared to the three months and nine months ended September 30, 2014 and assesses our financial condition as of September 30, 2015 as compared to December 31, 2014. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2014 included in our Form 10-K for that period. Results for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

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

Executive Summary of Operating Results

At September 30, 2015, our total assets were $1.3 billion, an increase of $131.1 million, from total assets of $1.2 billion at December 31, 2014. The largest components of our total assets are loans receivable and securities which were $846.9 million and $331.1 million, respectively at September 30, 2015. Comparatively, our loans receivable and securities totaled $768.1 million and $277.3 million, respectively, at December 31, 2014. At September 30, 2015 loans held for sale were $31.7 million compared to $40.9 million as of December 31, 2014. Our liabilities and stockholders’ equity at September 30, 2015 totaled $1.2 billion and $104.2 million, respectively, compared to liabilities of $1.1 billion and stockholders’ equity of $93.7 million at December 31, 2014. The principal components of our liabilities are deposits which were $1.0 billion and $964.2 million at September 30, 2015 and December 31, 2014, respectively. The increase in total assets and liabilities during 2015 primarily related to strong loan growth, an increase in securities funded by deposits growth, and an increase in borrowings.

The Company reported net income for the three months ended September 30, 2015 of $3.9 million, or $0.40 per diluted share, as compared to $2.4 million, or $0.25 per diluted share, for the three months ended September 30, 2014. Net income for the nine months ended September 30, 2015 totaled $10.8 million, or $1.13 per diluted share, compared to net income of $6.6 million, or $0.69 per diluted share, for the nine months ended September 30, 2014.

The increase in net income from period to period is attributable to the significant growth in loans and securities, increased checking fees, and improved results from the Company’s retail mortgage team as well as significantly improved results from Crescent Mortgage Company. During the third quarter, the Bank recorded a $1.2 million loss on interest rate swaps as a result of interest rate movements which were partially offset by a $1.0 million net gain on sale of securities by the Bank. The Bank uses interest rate swaps to help offset fair value losses on its available-for-sale investment portfolio due to interest rate changes.

The allowance for loan losses was $9.9 million, or 1.15% of total loans at September 30, 2015, compared to $9.0 million, or 1.16% of total loans, at December 31, 2014. Included in the loan totals were $69.2 and $80.2 million in loans acquired through branch acquisitions at September 30, 2015 and December 31, 2014, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The Company experienced net recoveries of $854,000 and $814,000 for the nine months ended September 30, 2015 and 2014, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly increasing to 0.57% as of September 30, 2015 as compared to 0.47% as of December 31, 2014. No provision expense for loan losses was recorded during 2015 or 2014 primarily due to the net recoveries experienced.

At September 30, 2015, the Company’s regulatory capital ratios exceeded the minimum levels currently required. Stockholders’ equity totaled $104.2 million as of September 30, 2015 compared to $93.7 million at December 31, 2014. The implementation of Basel III capital framework did not have a material effect on the Company’s regulatory capital ratios.

Recent Events

On April 29, 2015, the stockholders of the Company approved an increase in the number of authorized common shares from 10,000,000 to 15,000,000.

On June 22, 2015, the Board of Directors of the Company declared a six-for-five stock split representing a 20% stock dividend to stockholders of record as of July 15, 2015, payable on July 31, 2015.

On October 21, 2015, the Company declared a $0.03 per share dividend to stockholders of record on December 18, 2015, payable January 7, 2016.

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

Results of Operations

Summary

The Company reported net income for the three months ended September 30, 2015 of $3.9 million, or $0.40 per diluted share, as compared to $2.4 million, or $0.25 per diluted share, for the three months ended September 30, 2014. Net income for the nine months ended September 30, 2015 totaled $10.8 million, or $1.13 per diluted share, compared to net income of $6.6 million, or $0.69 per diluted share, for the nine months ended September 30, 2014.

The increase in net income from period to period is attributable to the significant growth in loans and securities, increased checking fees, and improved results from the Company’s retail mortgage team as well as significantly improved results from Crescent Mortgage Company. Also during the third quarter of 2015, the Bank recorded a $1.2 million fair value adjustment loss on interest rate swaps as a result of interest rate movements during the third quarter of 2015. Partially offsetting the loss on interest rate swaps was a $1.0 million gain on sale of securities recognized by the Bank. The Bank uses interest rate swaps to help offset fair value losses on its available for sale investment portfolio due to interest rate changes.

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

Net interest income increased to $10.9 million for the three months ended September 30, 2015 from $8.1 million for the three months ended September 30, 2014. During the nine months ended September 30, 2015, net interest income increased to $31.9 million from $22.5 million for the nine months ended September 30, 2014. The increase in net interest income is a result of the increase in average interest-earning assets balances as well as a decrease in rates paid on interest-bearing liabilities and a shift to lower cost funding sources. Additionally, the Company collected and recognized in interest income, previously unrecognized interest totaling $460,000 related to the resolution of a nonperforming asset that paid off during the quarter ended June 30, 2015.

The increase in average earnings assets for the three months and nine months ended September 30, 2015 is primarily the result of increased balances of loans receivable and securities.

The growth in loan balances was primarily the result of the following:

•	Residential mortgage –In addition to selling a portion of its production, the Company has retained a portion of the mortgage production. Due to the emphasis to grow the residential mortgage portfolio, loans receivable within the one-to-four family portfolio has increased $38.6 million since September 30, 2014. This growth includes loans acquired in Branch Acquisition during the fourth quarter of 2014, described further below.

•	Commercial lending – during 2014 and 2015, the Company expanded its commercial lending team by hiring additional loan officers in its Charleston and Myrtle Beach markets of South Carolina. The Company also has opened loan production offices in the upstate of South Carolina and Wilmington, North Carolina. As a result, loans receivable within the commercial real estate and construction and development portfolios have grown $52.5 million and $6.3 million, respectively, since September 30, 2014. This growth includes loans acquired in a branch acquisition described further below.

•	Syndicated loans – The Charleston and Myrtle Beach markets of South Carolina have provided limited opportunities for the Bank to develop a Commercial and Industrial (“C&I”) loan portfolio. The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase C&I loans to retain in the loan portfolio. These loans typically have terms of seven years and are tied to a floating rate index such as libor or prime. To effectively manage this new line of lending, the Company hired an experienced senior lending executive in 2014 with relevant experience to lead and manage this area of the loan portfolio and retained a consulting firm that specializes in syndicated loans. Syndicated loans have grown $37.5 million since September 30, 2014. As of September 30, 2015, the syndicated loan portfolio outstanding was $78.5 million and is grouped within commercial business loans. As of September 30, 2015, the Moody’s weighted average credit facility rating of the syndicated loan portfolio was Ba2, with no credit rated less than B2.

•	Acquisition of 13 branches – On December 12, 2014, the Company finalized the acquisition of 13 branches from First Community Bank. Loans acquired totaled $70.0 million after fair value adjustments with approximately $20.7 million in one-to-four family, $18.2 million in commercial real estate and $20.9 million in construction and development with the remaining loans consisting of consumer, home equity, and commercial business loans.

The growth in securities is a result of the Company’s continued effort to deploy capital into earning assets as we grow the balance sheet.

The decrease in rates paid on interest-bearing liabilities is based on the continued historically low interest rates that have positively impacted our ability to reduce funding cost. We have also shifted to lower cost funding sources through the Company’s sustained efforts to grow checking, savings, and money market accounts during 2014 and continuing into 2015. As a result of these efforts, the Company experienced significant growth in checking, savings, and money market accounts which typically yield less than other forms of interest-bearing liabilities. Checking, savings and money market balances increased $127.4 million since September 30, 2014, including deposits assumed in the two branch acquisitions completed in 2014. In addition, short term borrowings increased period over period as a result of the rise in mortgage production as well as the growth in loans during 2015. Syndicated loans, which are typically tied to floating rate indexes, have grown $37.5 million since September 30, 2014.

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

	For The Three Months Ended September 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$43,193	431	3.96%	36,598	382	4.08%
Loans receivable, net (1)	842,578	9,914	4.67%	633,617	7,593	4.75%
Interest-bearing cash	8,056	5	0.25%	17,603	11	0.25%
Securities available for sale	291,925	1,927	2.58%	208,534	1,255	2.39%
Securities held to maturity	17,149	131	2.99%	24,185	210	3.44%
Federal Home Loan Bank stock	7,843	93	4.70%	5,063	34	2.69%
Other investments	3,633	11	1.20%	1,949	11	2.24%
Total interest-earning assets	1,214,377	12,512	4.09%	927,549	9,496	4.06%
Non-earning assets	108,005			84,443

Total assets	$1,322,382			1,011,992

Interest-bearing liabilities:
Demand accounts	183,564	47	0.10%	125,824	43	0.14%
Money market accounts	228,338	105	0.18%	208,299	103	0.20%
Savings accounts	38,707	13	0.13%	25,345	8	0.13%
Certificates of deposit	407,699	957	0.93%	311,344	740	0.94%
Short-term borrowed funds	116,679	75	0.26%	44,939	30	0.26%
Long-term debt	57,869	426	2.92%	70,822	514	2.88%
Total interest-bearing liabilities	1,032,856	1,623	0.62%	786,573	1,438	0.73%
Noninterest-bearing deposits	169,463			120,594
Other liabilities	17,737			14,381
Stockholders’ equity	102,326			90,444

Total liabilities and
Stockholders’ equity	$1,322,382			1,011,992

Net interest spread			3.47%			3.33%
Net interest margin	3.56%			3.45%

Net interest margin (tax-equivalent) (2)	3.66%			3.53%
Net interest income		10,889			8,058

(1) Average balances of loans include nonaccrual loans.

(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.56%, or 3.66% on a tax-equivalent basis, for the three months ended September 30, 2015 compared to 3.45%, or 3.53% on a tax equivalent basis, for the three months ended September 30, 2014. The increase in our net margin primarily resulted from an increase in average noninterest-bearing deposits and a shift to lower cost deposits positively impacting the rate paid on interest-bearing liabilities.

Our net interest spread, which is not on a tax-equivalent basis, was 3.47% for the three months ended September 30, 2015 as compared to 3.33% for the same period in 2014. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 14 basis point increase in net interest spread is a result of the 3 basis point increase in yield on interest-earning assets and a 11 basis point decrease in rate paid on interest-bearing liabilities.

	For The Nine Months Ended September 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$40,978	1,181	3.85%	30,241	899	3.92%
Loans receivable, net (1)	811,568	29,092	4.79%	589,458	21,066	4.78%
Interest-bearing cash	15,089	28	0.25%	21,392	39	0.24%
Securities available for sale	279,704	5,606	2.64%	196,746	3,880	2.64%
Securities held to maturity	20,320	425	2.76%	24,250	632	3.48%
Federal Home Loan Bank stock	7,486	238	4.25%	4,154	103	3.32%
Other investments	2,884	32	1.48%	1,924	32	2.22%
Total interest-earning assets	1,178,029	36,602	4.15%	868,165	26,651	4.10%
Non-earning assets	105,154			83,466

Total assets	$1,283,183			951,631

Interest-bearing liabilities:
Demand accounts	168,134	153	0.12%	104,653	129	0.16%
Money market accounts	236,822	328	0.19%	213,247	371	0.23%
Savings accounts	38,034	37	0.13%	23,638	29	0.16%
Certificates of deposit	380,546	2,576	0.91%	305,504	2,078	0.91%
Short-term borrowed funds	115,513	217	0.25%	20,372	46	0.30%
Long-term debt	51,530	1,391	3.61%	71,230	1,538	2.89%
Total interest-bearing liabilities	990,579	4,702	0.63%	738,644	4,191	0.76%
Noninterest-bearing deposits	175,945			112,117
Other liabilities	17,854			13,836
Stockholders’ equity	98,805			87,034

Total liabilities and
Stockholders’ equity	$1,283,183			951,631

Net interest spread			3.52%			3.34%
Net interest margin	3.62%			3.46%

Net interest margin (tax-equivalent) (2)	3.71%			3.55%
Net interest income		31,900			22,460

(1) Average balances of loans include nonaccrual loans.

(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.62%, or 3.71% on a tax-equivalent basis, for the nine months ended September 30, 2015 compared to 3.46%, or 3.55% on a tax-equivalent basis, for the nine months ended September 30, 2014. The increase in our net margin primarily resulted from the increase in average noninterest-bearing deposits and a shift to lower cost deposits positively impacting the rate paid on interest-bearing liabilities.

Our net interest spread, which is not on a tax-equivalent basis, was 3.52% for the nine months ended September 30, 2015 as compared to 3.34% for the same period in 2014. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 18 basis point increase in net interest spread is a result of the 5 basis point increase in yield on interest-earning assets and a 13 basis point decrease in rate paid on interest-bearing liabilities.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended September 30, 2015 and 2014.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$10,017	8,662	9,035	8,091
Provision for loan losses	—	—	—	—
Loan charge-offs	(655)	(62)	(789)	(346)
Loan recoveries	527	305	1,643	1,160
Balance, end of period	$9,889	8,905	9,889	8,905

The Company experienced net charge offs of $128,000 and net recoveries of $243,000 during the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, the Company experienced net recoveries of $854,000 compared to $814,000 for the nine months ended September 30, 2014. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets of 0.57% as of September 30, 2015 as compared to 0.47% as of December 31, 2014. No provision expense was recorded during the 2015 or 2014 periods presented primarily due to the net recoveries experienced.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three and nine months ended September 30, 2015 and 2014 are presented below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Noninterest income:
Mortgage banking income	$4,753	3,294	13,874	9,174
Deposit service charges	915	520	2,638	1,468
Net loss on extinguishment of debt	—	(38)	(1,215)	(69)
Net gain on sale of securities	1,017	213	1,459	693
Fair value adjustments on interest rate swaps	(1,246)	(56)	(1,253)	(574)
Net gain on sale of servicing assets	—	—	—	775
Net increase in cash value life insurance	172	178	530	551
Mortgage loan servicing income	1,330	1,262	3,956	3,793
Other	381	134	1,187	514
Total noninterest income	$7,322	5,507	21,176	16,325

Noninterest income increased $1.8 million to $7.3 million for the three months ended September 30, 2015 from $5.5 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, noninterest income increased $4.9 million to $21.2 million from $16.3 million for the nine months ended September 30, 2014. The increase in noninterest income primarily relates to the increase in mortgage banking income from our retail mortgage team as well as our wholesale mortgage banking subsidiary and an increase in deposit service charges during the period.

The increase in mortgage banking income is attributable to an increase in originations as well as overall margin expansion experienced during 2015. The following table provides a break out of mortgage banking income from our retail mortgage team “Community banking” and Crescent Mortgage Company “Wholesale mortgage banking”.

	For the Three Months Ended September 30,
	Loan Originations		Mortgage Banking Income		Margin
	2015	2014	2015	2014	2015	2014
Additional segment information:
Community banking	$17,642	7,613	4 31	204	2.44%	2.68%
Wholesale mortgage banking	261,948	278,695	4,322	3,090	1.65%	1.11%
Total mortgage banking income	$279,590	286,308	4,753	3,294	1.70%	1.15%

	For the Nine Months Ended September 30,
	Loan Originations		Mortgage Banking Income		Margin
	2015	2014	2015	2014	2015	2014
Additional segment information:
Community banking	$50,430	20,558	1,231	$483	2.44%	2.35%
Wholesale mortgage banking	769,679	715,508	12,643	8,691	1.64%	1.21%
Total mortgage banking income	$820,109	736,066	13,874	$9,174	1.69%	1.25%

For the first nine months of 2015, 66% of originations were from purchase requests while 34% were from refinance requests. This compares to 70% originations from purchase requests and 30% from refinance requests for the first nine months of 2014.

The increase in deposit service charge income is a result of the increase in deposits assumed as part of the two branch acquisitions during 2014 as well as the Company’s sustained efforts to grow checking, savings, and money market accounts. As a result of these efforts, the Company experienced significant growth in number of checking accounts. Furthermore, checking, savings and money market balances have increased $127.4 million since September 30, 2014, including the effect of deposits assumed in the two branch acquisitions completed in 2014.

For the nine months ended September 30, 2015, the Company incurred a $1.2 million loss on extinguishment of debt as a result of the prepayment of a Federal Home Loan Bank borrowing. This compares to a loss on extinguishment of debt of $69,000 for the nine months ended September 30, 2014.

Partially offsetting the overall increase in noninterest income for the nine months ended September 30, 2015 was a decrease in the net gain on sale of servicing assets. During the first quarter of 2014, the Company sold $147.7 million in unpaid principal balance of mortgage servicing rights for a net gain of $775,000. There were no servicing rights sold during 2015.

During the three months ended September 30, 2015 and 2014, the Company recognized a net gain on sale of available-for-sale securities of $1.0 million and $213,000, respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized net gains on sale of available-for-sale securities of $1.5 million and $693,000, respectively.

The fair value adjustment on interest rate swaps reduced noninterest income by $1.2 million and $56,000 for the three months ended September 30, 2015 and 2014, respectively. Fair value adjustments on interest rate swaps reduced noninterest income by $1.3 million and $574,000 for the nine months ended September 30, 2015 and 2014, respectively. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The Bank uses interest rate swaps to help offset fair value losses on its available-for-sale investment portfolio due to interest rate changes.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$7,204	5,865	21,453	16,724
Occupancy and equipment	1,821	1,239	5,332	3,274
Marketing and public relations	378	290	1,147	861
FDIC insurance	190	162	540	425
Provision for mortgage loan repurchase losses	(250)	(250)	(750)	(500)
Legal expense	97	248	347	609
Other real estate expense, net	4	75	114	382
Mortgage subservicing expense	418	360	1,236	1,049
Amortization of mortgage servicing rights	515	431	1,460	1,344
Other	2,004	1,813	6,084	5,163
Total noninterest expense	$12,381	10,233	36,963	29,331

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased $2.1 million to $12.4 million for the three months ended September 30, 2015 from $10.2 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, noninterest expense increased $7.6 million to $37.0 million compared to $29.3 million for the nine months ended September 30, 2014. The increase in noninterest expense for the three and nine months ended September 30, 2015 compared to the prior periods is primarily a result of the increase in salaries and employee benefits paid as well as the increase in expenses related to occupancy and equipment.

The increase in salaries and employee benefits as well as occupancy and equipment are primarily a result of the personnel and occupancy costs associated with the two acquisitions of branches completed during 2014. The company added approximately 72 employees and 13 branches during 2014 as a result of these acquisitions. In addition, the Company opened three branches and two loan production offices during 2014 which also added to the increase in depreciation and operational expense of the Company.

Income Tax Expense

As a result of increased income reducing the effect of non-taxable municipal interest, our effective tax rate increased to 33.4% for three month period ended September 30, 2015, compared to 27.9% for the three month period ended September 30, 2014. For the nine months ended September 30, 2015, our effective tax rate increased to 32.9% compared to 30.3% for the nine months ended September 30, 2014.

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

At September 30, 2015, our investment securities portfolio, excluding FHLB stock and other investments, was $331.1 million or approximately 24.9% of our assets. Our available-for-sale investment portfolio included US agency securities, municipal securities, collateralized loan obligations, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $314.0 million and an amortized cost of $313.3 million for a net unrealized gain of $669,000. Our held-to-maturity portfolio include municipal securities with a fair value of $18.0 million and a cost of $17.1 million for a net unrealized gain of $863,000.

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

The following table summarizes issuer concentrations of agency mortgage-backed securities for which aggregate fair values exceed 10% of stockholders’ equity at September 30, 2015:

	Aggregate	Aggregate	Fair Value
	Amortized	Fair	as a % of
Issuer	Cost	Value	Stockholders’ Equity
(Dollars in thousands)
GNMA	$68,003	68,828	66.03%
FNMA	30,317	31,197	29.93%
FHLMC	12,163	12,567	12.06%
	$110,483	112,592	108.02%

See Note 2 under Item 1 “Financial Statements” herein for additional disclosures related to the Company’s evaluation of securities for OTTI as well as the transfer of held-to-maturity securities to available-for-sale during the first quarter of 2015.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Loans outstanding, net of the allowance at September 30, 2015 and December 2014 were $846.9 million and $768.1 million, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of September 30, 2015, our loan portfolio included $742.9 million, or 86.6%, of gross loans secured by real estate. As of December 31, 2014, our loan portfolio included $690.3 million, or 88.7%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. The Bank’s primary markets are generally concentrated in real estate lending. In order to diversify our lending portfolio, the Bank began a syndicated loan program during 2014. As of September 30, 2015, syndicated loans were $78.5 million and are included within commercial business loans in the table below. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $79.5 million since December 31, 2014. The increase in loans receivable primarily relates to the Bank’s focus on growing residential mortgage, commercial lending, and syndicated loans.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At September 30,		At December 31,
	2015		2014
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$298,882	34.85%	252,819	32.48%
Home equity	23,915	2.79%	27,547	3.54%
Commercial real estate	338,767	39.49%	317,912	40.85%
Construction and development	81,352	9.48%	92,008	11.82%
Consumer loans	5,529	0.64%	5,675	0.73%
Commercial business loans	109,343	12.75%	82,305	10.58%
Total gross loans receivable	857,788	100.00%	778,266	100.00%
Less:
Allowance for loan losses	9,889		9,035
Deferred fees, net	1,016		1,109
Total loans receivable, net	$846,883		768,122

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At September 30, 2015
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$7,990	45,781	245,111	298,882
Home equity	3,011	8,333	12,571	23,915
Commercial real estate	27,131	254,559	57,077	338,767
Construction and development	19,586	47,859	13,907	81,352
Consumer loans	1,313	3,449	767	5,529
Commercial business loans	10,740	31,623	66,980	109,343
Total gross loans receivable	69,771	391,604	396,413	857,788
Less:
Deferred fees, net	40	906	70	1,016
Total loans receivable	$69,731	390,698	396,343	856,772

Loans maturing - after one year
Variable rate loans				$341,247
Fixed rate loans				445,794
				$787,041

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of September 30, 2015 and December 31 2014, we had no loans 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At September 30,	At December 31,
	2015	2014
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$63	58
Nonaccrual loans-other	4,835	2,376
Accruing loans 90 days or more delinquent	—	—
Real estate acquired through foreclosure, net	2,744	3,239
Total Non-Performing Assets	$7,642	5,673

Problem Assets not included in Non-Performing Assets-Accruing renegotiated loans outstanding	$10,550	10,798

At September 30, 2015, nonperforming assets were $7.6 million, or 0.57% of total assets. Comparatively, nonperforming assets were $5.7 million, or 0.47% of total assets, at December 31, 2014. Nonperforming loans were 0.57% and 0.31% of gross loans receivable at September 30, 2015 and December 31, 2014, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $10.6 million, or 1.23% of gross loans at September 30, 2015, compared to $10.8 million, or 1.39% of gross loans at December 31, 2014. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at September 30, 2015 and December 31, 2014 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The general component covers nonimpaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by major loan category and is based on the actual loss history trends for the previous 20 quarters. The actual loss experience is supplemented with internal and external qualitative factors as considered necessary at each period and given the facts at the time. These qualitative factors adjust the 20 quarter historical loss rate to recognize the most recent loss results and changes in the economic conditions to ensure the estimated losses in the portfolio are recognized in the period incurred and that the allowance at each balance sheet date is adequate and appropriate in accordance with GAAP. Qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries for the most recent twelve quarters; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

At September 30, 2015 and December 31, 2014, the allowance for loan losses was $9.9 million and $9.0 million, respectively, or 1.15% and 1.16% of outstanding loans, respectively. Included in the loan totals were $69.2 and $80.2 million in loans acquired through branch acquisitions at September 30, 2015 and December 31, 2014, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The Company experienced net charge offs of $128,000 and net recoveries of $243,000 during the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, the Company experienced net recoveries of $854,000 compared to $814,000 for the nine months ended September 30, 2014. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets of 0.57% as of September 30, 2015 as compared to 0.47% as of December 31, 2014. No provision expense was recorded during 2015 or 2014 primarily due to the net recoveries experienced.

The following table summarizes the activity related to our allowance for loan losses for the three months and nine months ended September 30, 2015 and 2014.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$10,017	8,662	9,035	8,091
Provision for loan losses	—	—	—	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(623)	—	(623)	(73)
Home equity	—	—	—	—
Commercial real estate	—	—	—	(28)
Construction and development	—	(2)	(90)	(172)
Consumer loans	(6)	(1)	(9)	(14)
Commercial business loans	(26)	(59)	(67)	(59)
Total loan charge-offs	(655)	(62)	(789)	(346)
Loan recoveries:
Loans secured by real estate:
One-to-four family	198	18	524	89
Home equity	—	—	—	—
Commercial real estate	100	101	350	101
Construction and development	166	124	476	453
Consumer loans	5	11	25	61
Commercial business loans	58	51	268	456
Total loan recoveries	527	305	1,643	1,160
Net loan (charge-offs) recoveries	(128)	243	854	814
Balance, end of period	$9,889	8,905	9,889	8,905

Allowance for loan losses as a percentage of loans receivable (end of period)	1.15%	1.35%	1.15%	1.35%
Net charge-offs (recoveries) to average loans receivable (annualized)	0.06%	(0.15)%	(0.21)%	(0.28)%

Mortgage Operations

Mortgage Activities and Servicing

Our wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans and is included in mortgage banking income in the accompanying consolidated statements of operations. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations are provided in “Results of Operations”. Additional segment information is provided in Note 9 under Item 1 “Financial Statements”.

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

The Company was servicing $2.0 billion and $1.9 billion of loans for others at September 30, 2015 and December 31, 2014, respectively. Mortgage servicing rights asset had a balance of $11.1 million and $10.2 million at September 30, 2015 and December 31, 2014, respectively. The economic estimated fair value of the mortgage servicing rights was $16.2 million and $15.1 million at September 30, 2015 and December 31, 2014, respectively. The amortization expense related to the mortgage servicing rights was $515,000 and $431,000 during the three months ended September 30, 2015 and 2014, respectively. Amortization expense related to mortgage servicing rights was $1.5 million and $1.3 million during the nine months ended September 30, 2015 and 2014, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three months and nine months ended September 30, 2015 and 2014.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands)
MSR beginning balance	$10,644	9,843	10,181	10,908
Amount capitalized	950	474	2,358	1,122
Amount sold	—	—	—	(800)
Amount amortized	(515)	(431)	(1,460)	(1,344)
MSR ending balance	$11,079	9,886	11,079	9,886

Reserve For Mortgage Repurchase Losses

Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within 30 days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. An estimation of mortgage repurchase losses is reviewed on a quarterly basis.  The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions.  Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal.  In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an early payment default, or EPD.  In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

The following table demonstrates the activity for the reserve for mortgage repurchase losses for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Beginning Balance	$4,362	5,533	4,999	6,108
Losses paid	(25)	(10)	(162)	(364)
Recoveries	1	—	1	29
Provision for mortgage repurchase losses	(250)	(250)	(750)	(500)
Ending balance	$4,088	5,273	4,088	5,273

For the three months and nine months ended September 30, 2015, the Company recorded a negative provision for mortgage repurchase losses of $250,000 and $750,000, respectively, compared to a negative provision for mortgage repurchase losses of $250,000 and $500,00 for the three and nine months ended September 30, 2014, respectively. The decline in the provision for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. Prior to 2012, there was no expiration date related to representations and warranties as long as the loan sold to the investor was outstanding. As a result, the Company received loan repurchase requests years after the loan was originated and sold to various third parties. In the latter part of 2012, the regulatory framework for certain GSEs changed where, under certain circumstances, the loan repurchase risk was limited for production beginning in January 2013. In addition, in May 2014, additional regulatory changes further limited loan repurchase risk.

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

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At September 30, 2015 deposits totaled $1.0 billion, an increase of $69.8 million from deposits of $964.2 million at December 31, 2014.

Our retail deposits represented $892.9 million, or 86.4% of total deposits at September 30, 2015, while our out-of-market, comprised of our brokered and institutional deposits, represented $141.0 million, or 13.6% of our total deposits. Our retail deposits represented $842.1 million, or 87.3% of total deposits at December 31, 2014, while our out-of-market, comprised of our brokered and institutional deposits, represented $122.1 million, or 12.7% of our total deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	Ended September 30,
	2015		2014
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$168,134	0.12%	104,653	0.16%
Money market accounts	236,822	0.19%	213,247	0.23%
Savings accounts	38,034	0.13%	23,638	0.16%
Certificates of deposit less than $100,000	230,342	0.88%	207,506	0.93%
Certificates of deposit of $100,000 or more	150,204	0.94%	97,998	0.86%
Total interest-bearing average deposits	823,536		647,042

Noninterest-bearing deposits	175,945		112,117
Total average deposits	$999,481		759,159

The maturity distribution of our time deposits of $100,000 or more is as follows:

At September 30, 2015
(In thousands)

Three months or less	$18,261
Over three through six months	30,158
Over six through twelve months	45,977
Over twelve months	83,465
Total certificates of deposits	$177,861

Short Term Borrowings

The following tables outline our various sources of short-term borrowed funds during the three and nine months ended September 30, 2015 and 2014 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowings source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended September 30, 2015	(Dollars in thousands)

Short-term FHLB advances	$105,000	0.18% - 0.64%	132,500	116,667	0.26%
Other short-term borrowings	—	0.00%	—	12	0.73%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended September 30, 2014	(Dollars in thousands)

Short-term FHLB advances	$92,500	0.16% - 0.64%	92,500	44,095	0.25%
Subordinated debenture	300	2.68%	300	300	2.68%
Other short-term borrowings	—	—	10,000	5,434	0.76%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the nine months ended September 30, 2015	(Dollars in thousands)

Unsecured line of credit	$—	0.00%	36	9	3.99%
Short-term FHLB advances	105,000	0.18% - 0.64%	147,500	115,333	0.18%
Other short-term borrowings	—	0.00%	—	4	0.55%
Subordinated debenture	—	0.00%	300	167	4.89%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the nine months ended September 30, 2014	(Dollars in thousands)

Short-term FHLB advances	$92,500	0.16% - 0.64%	92,500	19,889	0.19%
Subordinated debenture	300	2.68%	300	300	2.02%
Other short-term borrowings	—	0.00%	10,000	183	0.56%

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At September 30, 2015, the Company had FHLB advances of $158 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $91.5 million.

Lines of credit with the FRB are based on collateral pledged. At September 30, 2015, the Company had lines available with the FRB for $87.2 million. At September 30, 2015, the Company had no FRB advances outstanding.

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

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at September 30, 2015 and December 31, 2014 are as follows:

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2015
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$100,620	10.71%	42,279	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	115,620	12.31%	56,372	6.00%	N/A	N/A
Total capital (to risk weighted assets)	125,509	13.36%	75,163	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	100,620	8.76%	52,766	4.00%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	115,674	12.34%	42,181	4.50%	60,929	6.50%
Tier 1 capital (to risk weighted assets)	115,674	12.34%	56,242	6.00%	74,989	8.00%
Total capital (to risk weighted assets)	125,563	13.40%	74,989	8.00%	93,737	10.00%
Tier 1 capital (to total average assets)	115,674	8.77%	52,736	4.00%	65,920	5.00%

December 31, 2014
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$104,613	12.03%	34,787	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	114,323	13.15%	69,574	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	104,613	9.49%	44,079	4.00%	N/A	N/A

CresCom Bank
Tier 1 capital (to risk weighted assets)	103,319	11.90%	34,716	4.00%	52,074	6.00%
Total risk based capital (to risk weighted assets)	113,029	13.02%	69,433	8.00%	86,791	10.00%
Tier 1 capital (to total average assets)	103,319	9.40%	43,985	4.00%	54,981	5.00%

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

As of September 30, 2015, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Downward movements do not appear to be applicable due to the low interest rate environment experienced since 2013. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest Rate Scenario		Annualized Hypothetical Percentage Change in
Change	Prime Rate	Net Interest Income
0.00%	3.25%	0.0%
1.00%	4.25%	-0.4%
2.00%	5.25%	0.0%
3.00%	6.25%	0.0%

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

Accounting, Reporting, and Regulatory Matters

Information regarding recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of the financial information by the Company are included in Note 1 under Item 1 “Financial Statements”

Effect of Inflation and Changing Prices

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: November 6, 2015	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation.*

3.2	Restated Bylaws.*

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on August 31, 2015.

