Form 10-K
period 2015-12-31
CAROLINA FINANCIAL CORP
filed 2016-03-14
CIK 870385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $108,169,734 as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2016
Common Stock, $.01 par value per share	12,047,615 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on May 3, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information included or incorporated by reference, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under “Item 1A- Risk Factors” and the following:

●	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
●	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;
●	changes in economic conditions, either nationally or regionally and especially in our primary market areas, resulting in, among other things, a deterioration in credit quality;
●	changes in interest rates, or changes in regulatory environment resulting in a decline in our mortgage production and a decrease in the profitability of our mortgage banking operations;
●	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
●	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
●	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the South Carolina, southeastern North Carolina and national real estate markets;
●	the rate of delinquencies and amount of loans charged-off;
●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
●	the rate of loan growth in recent or future years;
●	our ability to attract and retain key personnel;
●	our ability to retain our existing customers, including our deposit relationships;
●	significant increases in competitive pressure in the banking and financial services industries;
●	adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	changes in the interest rate environment which could reduce anticipated or actual margins;
●	changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Act and regulations adopted thereunder, changes in federal or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking, mortgage banking, and financial service industries;
●	changes occurring in business conditions and inflation;
●	increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding;
●	our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations;
●	changes in deposit flows;
●	changes in technology;
●	changes in monetary and tax policies;
●	changes in accounting policies, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;

i

●	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
●	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;
●	our anticipated capital expenditures and our estimates regarding our capital requirements;
●	our liquidity and working capital requirements;
●	competitive pressures among depository and other financial institutions;
●	the growth rates of the markets in which we compete;
●	our anticipated strategies for growth and sources of new operating revenues;
●	our current and future products, services, applications and functionality and plans to promote them;
●	anticipated trends and challenges in our business and in the markets in which we operate;
●	the evolution of technology affecting our products, services and markets;
●	our ability to retain and hire necessary employees and to staff our operations appropriately;
●	management compensation and the methodology for its determination;
●	our ability to compete in our industry and innovation by our competitors;
●	increased cybersecurity risk, including potential business disruptions or financial losses;
●	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;
●	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and
●	estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices and stock-based compensation.

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

ii

PART I

Item 1.  Business

General Overview

Carolina Financial Corporation is a Delaware corporation that was organized in February 1997 to serve as a bank holding company. It operates principally through CresCom Bank, a South Carolina state-chartered bank. CresCom Bank operates Crescent Mortgage Company and Carolina Service Corporation of Charleston as wholly-owned subsidiaries of CresCom Bank. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

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

Crescent Mortgage Company, acquired by us in 2003, was founded in February 1993 as a wholesale and correspondent mortgage lender for community banks in the Southeastern United States. Today, Crescent Mortgage Company lends in 45 states and has partnered with community banks, credit unions, and mortgage brokers. Crescent Mortgage Company is based in Atlanta, Georgia.

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

On December 12, 2014, the Bank purchased 13 branches located in South Carolina and southeastern North Carolina from First Community Bank. In the transaction, the Bank acquired approximately $215.1 million of deposits, approximately $70.9 million of performing loans, and the bank facilities and certain other assets of the acquired branches.

On January 5, 2016, Carolina Financial Corporation announced the execution of a definitive agreement pursuant to which we will acquire Congaree Bancshares, Inc., the holding company of Congaree State Bank, in a cash and stock transaction with a total current value of approximately $16.3 million including the assumption of approximately $1.6 million in preferred stock.

Our main office is located at 288 Meeting Street, Charleston, South Carolina 29401.

Our Market Area

Our primary market areas are the South Carolina coast, including the Charleston (Charleston, Dorchester, and Berkeley Counties) and Myrtle Beach (Horry and Georgetown Counties) market areas, and the southeastern coastal region of North Carolina, including Bladen, Brunswick, Columbus and New Hanover Counties. We currently operate 27 branches: eight in the Charleston market, eight in the Myrtle Beach market, nine in southeastern North Carolina and two in other South Carolina markets. We also operate loan production offices in Greenville, South Carolina and Wilmington, North Carolina.

The following table presents, for each of our above-described primary market areas, the number of branches of CresCom Bank in the market area, the approximate amount of deposits with CresCom Bank in the market area as of June 30, 2015 and our approximate deposit market share in market area at June 30, 2015 (the latest date for which such data is available). This table does not include deposits held in Greenville, South Carolina branch, which opened on August 31, 2015 or those held in our Heath Springs, South Carolina branch.

	Number of	Deposits	Market
Market Name	Branches	(in millions)	Share
Charleston, South Carolina	8	$518.5	4.60%
Myrtle Beach, South Carolina	8	$294.4	4.40%
Southeastern North Carolina	9	$188.1	2.49%

The Charleston, South Carolina is heavily influenced by the diverse economic mix of the Charleston region. The region is home to the Port of Charleston, one of the busiest container ports along the Southeast and Gulf Coasts, as well as a number of national and international manufacturers, including Boeing South Carolina and Robert Bosch LLC. The region also benefits from a thriving tourism industry. In addition, a number of academic institutions are located within the region, including the Medical University of South Carolina, The Citadel, The College of Charleston, Charleston Southern University, Trident Technical College and The Charleston School of Law. Charleston also hosts military installations for the U.S. Navy, Marine Corps, U.S. Air Force, U.S. Army and U.S. Coast Guard.

The Myrtle Beach area, also known as the Grand Strand, is a 60-mile stretch of beaches extending south from the South Carolina/North Carolina state line to Pawley’s Island and is consistently ranked as one of the top vacation destinations in the country. The economy of the region is dominated by the tourism and retail industries. The Myrtle Beach-Conway-North Myrtle Beach market area is also home to Coastal Carolina University in Conway and Webster University in Myrtle Beach.

Our markets in southeastern North Carolina are contiguous to South Carolina and the Grand Strand. These markets are situated south and west of the Wilmington, North Carolina MSA. We currently maintain a loan production office in the Wilmington MSA, and we believe there are opportunities for future expansion in the market. Wilmington has a diversified economy and is a major resort area and a center for light manufacturing. The city also serves as the retail and medical center for the region. Companies in the Wilmington area produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. This market area is home to several colleges including UNC-Wilmington.

In August 2015, we established a branch in the Greenville, South Carolina market. We had previously operated in Greenville through a loan production office. Greenville is located in the “Upstate” of South Carolina, which we believe represents a growing, business-friendly environment. Major industries in the Upstate include the automobile industry, which is concentrated primarily along the corridor between Greenville and Spartanburg around the BMW manufacturing facility in Greer, South Carolina. The Greenville Health System and Bon Secours St. Francis Health System represent the healthcare and pharmaceuticals industry in the area. The Upstate is also home to research and development facilities for Michelin, Fuji and General Electric and research centers to support the automotive, life sciences, plastics and photonics industries. The Upstate also benefits from being an academic center and is home to collegiate and university education facilities such as Clemson University, Furman University, Presbyterian College, University of South Carolina-Upstate, Anderson University, Lander University, Bob Jones University, Wofford College and Converse College, among others.

Our markets have experienced steady economic and population growth over the past 10 years, and we expect that the areas, as well as the business and tourism industries needed to support it, will continue to grow.

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

Lending Activities

General. We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans and consumer loans. Our customers are generally individuals and small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. We have focused our lending activities primarily on the professional market, including doctors, dentists, small business to medium-sized owners and commercial real estate developers.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval processes for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds the maximum senior officer’s lending authority, the loan request will be considered by the management loan committee, or MLC, which is comprised of five members, all of whom are part of the senior management team of the Bank. The MLC meets weekly to approve loans with total loan commitments exceeding $1.0 million. The loan authority of the MLC is equal to two-thirds of the legal lending limit of the Bank which is equivalent to the in-house loan limit. Total credit exposure above the in-house limit requires approval by the majority of the board of directors. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full Board of Directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2015, the maximum amount we could lend to one borrower is $22.4 million. However, our internal lending limit without board approval at December 31, 2015 is $14.9 million. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

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

These loans generally fall into one of two categories:

●	Residential Mortgage Loans and Home Equity Loans. We generally originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 90%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend to build their home. The options available depend on whether the borrower intends to begin building within 12 months of the lot purchase or at an undetermined future date. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 10 years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.

●	Commercial Real Estate. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed 80%. We also generally require that a borrower’s cash flow exceed 120% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

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

Our Charleston and Myrtle Beach markets have provided limited opportunities for us to develop a commercial and industrial (“C&I”) loan portfolio. The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase nationally syndicated C&I loans to retain in the loan portfolio. These loans typically have terms of seven years and are tied to a floating rate index such as LIBOR or prime. To effectively manage this new line of lending, the Company hired an experienced senior lending executive with relevant experience to lead and manage this area of the loan portfolio and engaged a consulting firm that specializes in syndicated loans. The Company’s policy currently limits the syndicated loan portfolio not to exceed 75% of the Bank’s Tier 1 regulatory capital.

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

Mortgage Banking Activities

As summarized below, our mortgage banking segment associated with Crescent Mortgage Company is comprised of two primary businesses: correspondent lending and loan servicing.

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

Our mortgage banking profitability depends on maintaining sufficient volume of loan originations combined with maintaining a profitable margin upon ultimate sale. Changes in the level of interest rates, competition and the local economy affect the number of loans originated and the amount of loan sales and loan fees earned.

Loan Servicing. We retain the rights to service loans on a portion of loans we sell, and collect a servicing fee for loans we sell on the secondary market, as part of our mortgage banking activities. These rights are known as mortgage servicing rights, or MSRs, where the owner of the MSR acts on behalf of the mortgage loan owner and has the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions. These duties typically include, but are not limited, to performing loan administration, collection, and default activities, collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans, supervising foreclosures, and property dispositions. Crescent Mortgage Company uses a third party sub-servicer to perform the servicing duties and responsibilities for which we pay a fee.

Deposit Products

We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas.  In addition, we offer certain retirement accounts. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our branch infrastructure will assist us in obtaining deposits from local customers in the future. Our retail customer deposits were $882.9 million at December 31, 2015, or 85.6% of our total deposits.

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

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period and (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which would be December 2019. At this time, we expect to remain an “emerging growth company” for the foreseeable future.

Employees

As of March 14, 2016, we had 421 total employees, including 402 full-time employees.

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

Basel Capital Standards

In December 2010, the Basel Committee on Banking Supervision, or BCBS, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which substantially revised the existing capital requirements for banking organizations. On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule applies to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2014 for advanced approaches banking organizations, and on January 1, 2015 for other covered banking organizations, including the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

●	a new Common Equity Tier 1 risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
●	a total risk-based capital ratio of 8% (unchanged from the former requirements); and
●	a leverage ratio of 4%; and

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital is now included only in Tier 2 capital. Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rules provided for a one-time opportunity at the end of the first quarter of 2015 for covered banking organization to opt-out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 common equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-based assets.

In general, the rule have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

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

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading includes the purchase or sale of principal of any security, derivative, commodity future, or option on any such instrument for the purpose of benefitting from short-term price movements or realizing short-term profits. In December 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies and the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule.

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

The covered funds that a banking entity may not sponsor or hold an ownership interest in are, with certain exceptions, funds that are exempt from registration under the Investment Company Act of 1940 because they either have 100 or fewer investors or are owned exclusively by “qualified investors” (generally, high net worth individuals or entities). Wholly-owned subsidiaries, joint ventures and acquisition vehicles, foreign pension or retirement funds, insurance company separate accounts (including bank-owned life insurance), public welfare investment funds, and entities formed by the FDIC for the purpose of disposing of assets are not covered funds, and a bank may invest in them. Most securitizations also are not treated as covered funds.

The regulation as issued on December 10, 2013, treated collateralized debt obligations backed by trust preferred securities as covered funds and accordingly subject to divestiture. In an interim final rule issued on January 14, 2014, the agencies exempted collateralized debt obligations, or CDOs, issued before May 19, 2010, that were backed by trust preferred securities issued before the same date by a bank with total consolidated assets of less than $15 billion or by a mutual holding company, and that the bank holding the CDO interest had purchased before December 10, 2013, from the Volcker Rule prohibition. This exemption does not extend to CDOs backed by trust-preferred securities issued by an insurance company.

Carolina Financial Corporation

The Company owns 100% of the outstanding capital stock of the Bank, and therefore is required to be and is registered as a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHCA”). As a result, the Company is primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the BHCA and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, the Company also is subject to the South Carolina Banking and Branching Efficiency Act.

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

Change in Control. In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

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

CresCom Bank

The Bank’s primary federal regulator is the FDIC. In addition, the Bank is regulated and examined by the SCBFI. Deposits in the Bank are insured by the FDIC up to a maximum amount of $250,000 per depositor, per ownership category, pursuant to the provisions of the Dodd-Frank Act.

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

These agencies, and the federal and state laws applicable to the Bank’s operations, extensively regulate various aspects of our banking business, including among other things, permissible types and amounts of loans, investments, and other activities capital adequacy, branching, interest rates on loans and deposits, maintenance of reserves and the safety and soundness of our banking practices. See additional discussion related to Basel III above.

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

As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the FDIA and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences.  Under these regulations, the categories are:

●	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution (i) has total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
●	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a Common Equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.
●	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a Common Equity Tier 1 risk-based capital ratio of less than 4.5%, or (iv) has a leverage capital ratio of less than 4%.
●	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a Common Equity Tier 1 risk-based capital ratio of less than 3%, or (iv) has a leverage capital ratio of less than 3%.
●	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

If the applicable federal regulator determines, after notice and an opportunity for hearing, that the institution is in an unsafe or unsound condition, the regulator is authorized to reclassify the institution to the next lower capital

If the FDIC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

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

As of December 31, 2015, the Bank was deemed to be “well capitalized.”

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

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

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

Branching. Federal legislation permits out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removed previous state law restrictions on de novo interstate branching in states such as South Carolina. This change effectively permits out-of-state banks to open de novo branches in states where the laws of such state where would permit a bank chartered by that state to open a de novo branch.

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

On May 15, 2015, the as of date of the most recent examination, the Bank received a “satisfactory” CRA rating.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

●	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
●	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

●	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
●	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
●	the Truth in Savings Act and Regulation DD, which requires depositary institutions to provide certain consumer disclosures.

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

Privacy, Data Security and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law.

Recent cyber attacks against banks and other institutions that resulted in unauthorized access to confidential customer information have prompted the Federal banking agencies to issue several warnings and extensive guidance on cyber security. The agencies are likely to devote more resources to this part of their safety and soundness examination than they have in the past.

In addition, pursuant to the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, the Bank is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. The Bank has implemented an identity theft red flags program designed to meet the requirements of the FACT Act and the joint final rules. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

●	allowing check truncation without making it mandatory;
●	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
●	legalizing substitutions for and replacements of paper checks without agreement from consumers;
●	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
●	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
●	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. On December 16, 2015, the federal open market committee raised the federal funds target rate by 25 basis point, which was the first increase in several years. Further increases may occur in 2016, but there is no announced timetable.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflects the 2010 guidance, but the agencies have not finalized the rule as of December 31, 2015.

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

Negative developments that began in the latter half of 2007 and that have continued since then in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets and a general economic downturn, both nationally and in our markets. The economy’s recovery from these negative developments has been slow and inconsistent in many markets, including some in the Carolinas. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances deteriorated at many institutions, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. As a result, we may face the following risks:

●	economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate;
●	market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;
●	the processes that we use to estimate our allowance for loan and lease losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;
●	the value of our securities portfolio may decline; and
●	we face increased regulation of our industry, and the costs of compliance with such regulation may continue to increase.

These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition, results of operations and the price of our common stock.

Our mortgage banking profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

Mortgage production, especially refinancing activity, typically declines in a rising interest rate environment. During 2009-2015, there was a period of historically low interest rates; however, the low interest rate environment likely will not continue indefinitely. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. As our level of mortgage production declines, the profitability from our mortgage operations will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

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

At December 31, 2015, the Company had 45 individual securities available-for-sale in an unrealized loss position. The Company believes, based on industry analyst reports and third-party OTTI evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in these securities, credit ratings and credit quality concerns. There are three additional trust preferred securities classified as available-for-sale securities that had OTTI expense recorded in prior years, but did not incur OTTI expense during fiscal 2015 or 2014. Management believes that there are no other securities other-than-temporarily impaired at December 31, 2015. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

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

We calculate income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires the use of the asset and liability method. In accordance with this, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from reversals of deferred tax liabilities, potential utilization of net operating loss carrybacks, tax planning strategies and future taxable income. At December 31, 2015, our net deferred tax asset was $5.3 million. We recognized the deferred tax asset because management believes, based on earnings and detailed financial projections, that it is more likely than not that we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. There can be no assurance that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, this would require us to incur a charge to operations that would adversely affect our capital position.

At December 31, 2015, we had $5.3 million of allowable net deferred tax assets for regulatory capital purposes, which is the amount that is expected to be recovered based on a two-year net operating loss carryback and the next four quarters calculation. There is no assurance that we will be able to continue to recognize any, or all, of the deferred tax asset for regulatory capital purposes.

We may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

We act as servicer for approximately $2.0 billion of mortgage loans owned by third parties as of December 31, 2015. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination as servicer if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

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

As of December 31, 2015, we had approximately $342.4 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 37.1% of our total loans outstanding as of that date. Approximately 36.9%, or $126.5 million, of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2015, commercial business loans comprised 12.7% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

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

Our operating results may fluctuate based upon the results of our mortgage subsidiary, Crescent Mortgage Company.

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

As of December 31, 2015, Crescent Mortgage Company serviced approximately $2.0 billion of loans. At that date, our mortgage loan servicing rights were recorded as an asset with a carrying value of approximately $11.4 million. We expect that our loan servicing portfolio will increase in the future. If interest rates decline and the actual and expected mortgage loan prepayment rates increase or other factors that cause a reduction of the valuation of our mortgage servicing asset, the Company could incur an impairment of its mortgage loan servicing asset.

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

Fowler C. Williams, Crescent Mortgage Company’s President and Chief Executive Officer, has extensive knowledge and long-standing ties with the mortgage Industry. If we lose the services of Mr. Williams, he would be difficult to replace and our wholesale mortgage company results could be materially and adversely affected.

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

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based Common Equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as additional Tier 1 capital and must be phased out over a period of nine years beginning in 2015. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

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

Beginning in 2015, our minimum capital requirements were increased to (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a require CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increased the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the previous requirement of 100%. There are also new risk weights for unsettled transactions and derivatives. We also are required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements currently for these off-balance sheet assets.

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

Our common stock was registered under the Exchange Act in 2014, thereby subjecting the Company to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations have and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

We also expect that being a public reporting company, our higher market capitalization, and these new rules and regulations will increase the costs of our director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

As noted above, our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act, which will be in December of 2019.

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

Our authorized capital stock includes 1,000,000 shares of preferred stock of which no preferred shares are issued and outstanding. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our certificate of incorporation, our board of directors is empowered to determine:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main office is located at 288 Meeting Street, Charleston, South Carolina 29401-1575.  In addition, the Bank operates 26 additional branches located primarily along the South Carolina coast and southeastern coastal region of North Carolina.  The addresses of these offices are provided below. In August 2015, we opened a branch in Greenville, South Carolina. We also operate loan production offices in Greenville, South Carolina and Wilmington, North Carolina. In addition to our main office and branches, we also operate Crescent Mortgage Company, which is headquartered in Atlanta, Georgia, and Carolina Services Corporation of Charleston, with Carolina Services Corporation’s operations conducted from our West Ashley location. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

	Office	Address	City, State, Zip	Lease/Own
1	Myrtle Beach Office	991 38th Avenue N.	Myrtle Beach, South Carolina 29577	Own
2	North Myrtle Beach Office	700 Main Street	North Myrtle Beach, South Carolina 29582	Land Lease
3	Conway Office	2069 Highway 501 East	Conway, South Carolina 29526	Land Lease
4	Garden City Office	2636 South Highway 17 Business	Garden City, South Carolina 29576	Own
5	Socastee Office	4506 Highway 707	Myrtle Beach, South Carolina 29588	Own
6	Meeting Street Office	288 Meeting Street	Charleston, South Carolina 29401-1575	Lease
7	West Ashley Office	884 Orleans Road	Charleston, South Carolina 29407-4937	Own
8	James Island Office	430 Folly Road	Charleston, South Carolina 29412-2641	Own
9	Summerville Office	200 North Cedar Street	Summerville, South Carolina 29483-6404	Own
10	Mount Pleasant Office	1492 Stuart Engals Blvd	Mt. Pleasant, South Carolina 29464	Own
11	North Charleston Office	8485 Dorchester Road	N. Charleston, South Carolina 29420-7307	Own
12	Litchfield/Pawleys Island Office	13021 Ocean Highway	Pawleys Island, South Carolina 29585	Own
13	St. George Office	5561 Memorial Boulevard	St. George, South Carolina 29477	Own
14	Cane Bay Office	1274 State Road, Suite 4C	Summerville, South Carolina 29483	Lease
15	Conway 16th Ave Office	1230 16th Avenue	Conway, South Carolina 29526	Lease
16	Little River Office	1180 Highway 17	Little River, South Carolina 29566	Own
17	Heath Springs Office	202 N. Main Steet	Heath Springs, South Carolina 29058	Own
18	Greenville Office	3695 E. North Street	Greenville, South Carolina 29615	Own
19	Whiteville Office	110 N J K Powell Blvd	Whiteville, North Carolina 28472	Own
20	Chadbourn Office	111 Strawberry Blvd	Chadbourn, North Carolina 28431	Own
21	Tabor City Office	105 Hickman Rd	Tabor City, North Carolina 28463	Lease
22	Elizabethtown Office	306 S. Poplar Street	Elizabethtown, North Carolina 28337	Land Lease
23	Shallotte Office	200 Smith Avenue	Shallotte, North Carolina 28459	Own
24	Sunset Beach Office	7290-17 Beach Drive SW	Ocean Isle Beach, North Carolina 28469	Lease
25	Holden Beach Office	3178 Holden Beach Road SW	Supply, North Carolina 28462	Lease
26	Southport Howe St Office	115 North Howe Street	Southport, North Carolina 48461	Lease
27	Southport Supply Rd Office	4945 Southport-Supply Road	Southport, North Carolina 48461	Land Lease
28	Crescent Mortgage Company	5901 Peachtree Dunwoody Road NE	Atlanta, Georgia 30328	Lease

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

As of March 14, 2016, there were approximately 258 stockholders of record of our common stock. Our common stock is listed on the NASDAQ Capital Market on July 1, 2014. From October 9, 2013 to June 30, 2014, our common stock was quoted on the OTCQB marketplace (the “OTCQB”) and a sponsoring broker-dealer matched buy and sell orders for our common stock. Although our common stock was quoted on the OTCQB during this period, the trading markets on the OTCQB lacked the depth, liquidity, and orderliness necessary to maintain a liquid market. The OTCQB prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The following table sets forth the high and low sales price information as reported by NASDAQ or OTCQB quotations, as applicable, for each quarter of 2014 and 2015, and the dividends per share declared on our common stock in each quarter of 2014 and 2015. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2015
Quarter Ended December 31, 2015	$18.20	14.50	$0.03
Quarter Ended September 30, 2015	17.00	13.13	0.03
Quarter Ended June 30, 2015	14.78	10.85	0.03
Quarter Ended March 31, 2015	11.87	10.83	0.03
2014
Quarter Ended December 31, 2014	$12.51	10.56	$0.03
Quarter Ended September 30, 2014	12.08	8.27	0.03
Quarter Ended June 30, 2014	8.96	8.08	0.03
Quarter Ended March 31, 2014	9.79	6.41	0.03

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	191,570	$6.61	453,022
Equity compensation plans not approved by security holders	—	—	—
Total	191,570	$6.61	453,022

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

All share, earnings per share, and per share data have been retroactively adjusted to reflect these stock splits for all periods presented in accordance with generally accepted accounting principles.

Item 6. Selected Financial Data

	For The Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Operating Data:

Interest income	$49,604	37,656	32,948	35,356	38,441
Interest expense	6,604	5,602	5,718	7,513	11,113
Net interest income	43,000	32,054	27,230	27,843	27,328
Provision for loan losses	—	—	(860)	2,707	10,735
Net interest income after provision for loan losses	43,000	32,054	28,090	25,136	16,593
Noninterest income	27,679	21,148	44,086	53,524	19,721
Noninterest expense	49,199	41,443	45,972	51,387	37,413
Income (loss) before income taxes	21,480	11,759	26,204	27,273	(1,099)
Income tax expense (benefit)	7,060	3,448	9,386	10,395	(128)
Net income (loss)	$14,420	8,311	16,818	16,878	(971)

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:

Total assets	$1,409,669	1,199,017	881,584	888,724	826,218
Interest-bearing cash	16,421	10,694	34,176	11,340	16,679
Securities available for sale	306,474	251,717	167,535	148,407	136,944
Securities held to maturity	17,053	25,544	24,554	9,166	9,401
Federal Home Loan Bank stock	9,919	5,405	4,103	6,413	7,185
Loans held for sale	41,774	40,912	36,897	144,849	80,007
Loans receivable, net	912,582	768,122	535,221	501,691	513,335
Allowance for loan losses	10,141	9,035	8,091	9,520	12,039
Deposits	1,031,528	964,190	697,581	653,247	621,803
Short-term borrowed funds	120,000	57,800	10,300	82,482	63,484
Long-term debt	103,465	61,740	74,540	64,840	80,390
Stockholders’ equity	139,859	93,700	82,227	67,514	45,655

	For The Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Average Balances:

Total assets	$1,303,402	990,773	889,851	837,066	858,432
Loans receivable	827,787	613,144	509,455	495,889	545,556
Deposits	1,012,659	777,622	696,784	641,085	649,002
Stockholders’ equity	101,896	88,474	76,322	54,002	47,003

Performance Ratios:

Return on average equity	14.15%	9.39%	22.04%	31.25%	(2.07)%
Return on average assets	1.11%	0.84%	1.89%	2.02%	(0.11)%
Average earning assets to average total assets	91.92%	91.43%	91.38%	92.29%	92.24%
Average loans receivable to average deposits	81.74%	78.85%	73.12%	77.35%	84.06%
Average equity to average assets	7.82%	8.93%	8.58%	6.45%	5.48%
Net interest margin	3.59%	3.54%	3.35%	3.60%	3.45%
Net interest margin - tax equivalent (1)	3.68%	3.62%	3.41%	3.61%	3.45%
Net (recovery) charge-offs to average loans receivable	(0.13)%	(0.15)%	0.11%	1.05%	2.38%
Non-performing assets to total loans receivable	0.72%	0.73%	3.24%	4.29%	7.84%
Non-performing assets to total assets	0.47%	0.47%	1.97%	2.42%	4.87%
Non-performing loans to total loans receivable	0.47%	0.31%	2.04%	2.98%	6.50%
Allowance for loan losses as a percentage of loans receivable (end of period) (2)	1.10%	1.16%	1.49%	1.86%	2.29%
Allowance for loan losses as a percentage of nonperforming loans	235.73%	371.20%	73.03%	62.43%	35.24%

	At or For The Years Ended December 31,
	2015	2014	2013	2012	2011
Per Share Data:

Book value (end of period)	$11.92	10.02	8.91	7.33	4.96
Basic earnings (loss)	1.51	0.89	1.83	1.83	(0.11)
Diluted earnings (loss)	1.48	0.87	1.77	1.83	(0.11)

Average common shares - basic	9,537,358	9,314,048	9,218,952	9,211,162	9,211,162
Average common shares - diluted	9,718,356	9,507,425	9,500,987	9,211,162	9,211,162

Note: Book value is calculated using common shares less unvested restricted shares.

(1)	The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.
(2)	Included in loans receivable are approximately $64.1 million and $80.3 million in acquired loans at December 31, 2015 and 2014.

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

All share, earnings per share, and per share data have been retroactively adjusted to reflect these stock splits for all periods presented in accordance with generally accepted accounting principles.

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

Company Overview

The Company is a Delaware corporation and bank holding company that was incorporated in 1996 and began operations in 1997. It operates principally through CresCom Bank, a South Carolina state-chartered bank. Crescent Mortgage Company and Carolina Service Corporation operate as a wholly-owned subsidiaries of CresCom Bank. CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is a wholesale mortgage company that provides mortgage banking services to over 45 states and has partnered with community banks, credit unions and mortgage brokers.

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

Executive Summary of Operating Results

At December 31, 2015, our total assets were $1.4 billion, an increase of $210.7 million, from total assets of $1.2 billion at December 31, 2014. The largest components of our total assets are loans receivable, net and securities which were $912.6 million and $323.5 million, respectively at December 31, 2015. Comparatively, our loans receivable and securities totaled $768.1 million and $277.2 million, respectively, at December 31, 2014. At December 31, 2015 loans held for sale were $41.8 million compared to $40.9 million as of December 31, 2014. Our liabilities and stockholders’ equity at December 31, 2015 totaled $1.3 billion and $139.9 million, respectively, compared to liabilities of $1.1 billion and stockholders’ equity of $93.7 million at December 31, 2014. The principal components of our liabilities are deposits which were $1.0 billion and $964.2 million at December 31, 2015 and 2014, respectively. The increase in total assets and deposits during 2015 primarily related strong organic growth during the current year.

The Company reported net income available to common stockholders of approximately $14.4 million, or $1.48 per diluted share, for the year ended December 31, 2015, compared to $8.3 million, or $0.87 per diluted share for the year ended December 31, 2014. Our 2014 results include pretax acquisition related expenses associated with branch acquisitions of $1.4 million. The increase in net income from period to period is attributable to the significant growth in loans and securities, increased checking fees, and improved results from the Company’s retail mortgage team and Crescent Mortgage Company.

Asset quality remained steady, with nonperforming assets to total assets of 0.47% as of December 31, 2015 and 2014. Nonperforming loans were $4.3 million as of December 31, 2015 as compared to $2.4 million at December 31, 2014.

The allowance for loan losses was $10.1 million, or 1.10% of total loans (1.18% of total non-acquired loans), at December 31, 2015, compared to $9.0 million, or 1.16% of total loans (1.28% of total non-acquired loans) at December 31, 2014. The Company experienced net recoveries of $1.1 million during 2015 compared to net recoveries of $944,000 during 2014. No provision expense was recorded during 2015 or 2014 due to the sustained low level of NPAs as well as the net recoveries experienced.

At December 31, 2015, the Company’s capital ratios exceeded “well capitalized” levels under applicable law. Stockholders’ equity totaled $139.9 million as of December 31, 2015, compared to $93.7 million at December 31, 2014. On December 14, 2015, the Company closed a public offering of 2,262,296 shares of its common stock with net proceeds of approximately $32.1 million after deducting underwriting discounts, commissions and offering expenses incurred by the Company.

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

Other-Than Temporary Impairment. The evaluation and recognition of other-than-temporary impairment, or OTTI, on certain investments including our private label mortgage-backed securities and trust preferred securities requires significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security. Under different conditions or utilizing different assumptions, the actual OTTI realized by us may be different from the actual amounts recognized in our consolidated financial statements. See Note 4 to the consolidated financial statements to within Item 8 “Financial Statements and Supplementary Data” for the disclosure of certain assumptions used in the financial statements during the years ended December 31, 2015 and 2014.

Derivatives. The determination of fair value related to derivatives of the Company requires significant judgment and estimates. The primary uses of derivative instruments are related to the mortgage banking activities of the Company. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (“interest rate lock commitments”) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans (“forward commitments”). The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in mortgage banking within noninterest income section of the consolidated statements of operations. Derivative instruments not related to mortgage banking activities primarily relate to interest rate swap agreements.

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

Income Taxes. Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available for sale securities, allowance for credit losses, writedowns of real estate acquired in settlement of loans, accumulated depreciation, net operating loss carry forwards, mortgage servicing rights and other intangible assets. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Company and the Bank. In addition, we evaluate the need for income tax reserves related to uncertain income tax positions but had no such reserves at December 31, 2015 or 2014.

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

Results of Operations

Summary

The Company reported net income available to common stockholders of approximately $14.4 million, or $1.48 per diluted share, for the year ended December 31, 2015, compared to $8.3 million, or $0.87 per diluted share for the year ended December 31, 2014. Our 2014 results include pretax acquisition related expenses associated with branch acquisitions of $1.4 million. The increase in net income from period to period is attributable to the significant growth in loans and securities, increased checking fees, and improved results from the Company’s retail mortgage team and Crescent Mortgage Company.

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

For the years ended December 31, 2015 and 2014, our net interest income was $43.0 million and $32.1 million, respectively. The $10.9 million, or 34.1%, increase in net interest income during 2015 was related to several factors including an increase in average earnings assets balances as well as a decrease in rates paid on interest-bearing liabilities and a shift to lower cost of funding. Included in interest income for loans for the years ended December 31, 2014 was $793,000 of nonaccrual interest recognized related to the resolution of nonperforming loan that paid off during the fourth quarter.

The Company is focused on continuing to improve the utilization of its capital. To accomplish this, the Bank has incorporated various strategies to increase the loan and securities portfolio. Accordingly, the increase in average earnings assets for the year ended December 31, 2015, is primarily the result of increased balances of loans receivable and securities.

The growth in average loan balances was primarily the result of the following:

●	Residential mortgage – In addition to selling a portion of its production, the Company has retained a portion of the mortgage production. Due to the emphasis to grow the residential mortgage portfolio, gross loans receivable within the one-to-four family portfolio have increased $90.9 million since December 31, 2014. This growth includes the purchase of a non-conforming residential loan pool during the fourth quarter of 2015 with a balance of $36.6 million as of December 31, 2015.

●	Commercial lending – during 2014 and 2015, the Company expanded its commercial lending team by hiring additional loan officers in its Charleston and Myrtle Beach markets of South Carolina. The Company also has opened its first branch in the upstate of South Carolina, and a loan production office in Wilmington, North Carolina. As a result, gross loans receivable within commercial real estate increased $24.5 million since December 31, 2014.

●	Syndicated loans – The Charleston and Myrtle Beach markets of South Carolina have provided limited opportunities for the Bank to develop a Commercial and Industrial (“C&I”) loan portfolio. The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase C&I loans to retain in the loan portfolio. These loans typically have terms of seven years and are tied to a floating rate index such as LIBOR or prime. To effectively manage this new line of lending, the Company hired an experienced senior lending executive in 2014 with relevant experience to lead and manage this area of the loan portfolio and retained a consulting firm that specializes in syndicated loans. Syndicated loans have grown $32.9 million since December 31, 2014. As of December 31, 2015, the syndicated loan portfolio outstanding was $83.1 million and is grouped within commercial business loans. The Company’s policy currently limits the syndicated loan portfolio not to exceed 75% of the Bank’s Tier 1 regulatory capital. As of December 31, 2015, the Moody’s weighted average credit facility rating of the syndicated loan portfolio was Ba2, with no credit rated less than B2.

The growth in securities is a result of the Company’s continued effort to deploy capital into earning assets as we grow the balance sheet.

The decrease in rates paid on interest-bearing liabilities is based on the continued historically low interest rates that have positively impacted our ability to reduce funding cost and an increase in average balances of checking, savings and money markets, which typically yield less than other forms of interest-bearing accounts. The increase in the average balance of deposits is primarily due to the deposits acquired in a branch acquisition completed in December of 2014 where the Company assumed approximately $152.8 million of checking, savings, and money markets.

Short term borrowings increased period over period as a result of the rise in mortgage production as well as the growth in loans and securities during 2015. Syndicated loans as well as collateralized loan obligations securities, which are typically tied to floating rate indexes, have grown $32.9 million and $12.9 million, respectively, since December 31, 2014.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the years ended December 31, 2015, 2014 and 2013. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net capitalized loan costs and fees, which are considered immaterial, are amortized into interest income on loans.

	For The Years Ended December 31,
	2015			2014			2013
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate	Balance	Earned	Rate	Balance	Earned	Rate
				(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$38,536	1,472	3.82%	31,563	1,253	3.92%	72,975	2,696	3.69%
Loans receivable (1)	827,787	39,548	4.78%	613,144	30,064	4.90%	509,455	25,035	4.91%
Interest-bearing cash	14,362	36	0.25%	22,988	55	0.24%	43,151	107	0.25%
Securities available for sale	286,812	7,621	2.62%	206,977	5,199	2.51%	170,061	4,662	2.74%
Securities held to maturity	19,513	555	2.84%	24,314	884	3.64%	11,428	292	2.56%
Federal Home Loan Bank stock	7,684	328	4.27%	4,939	158	3.20%	4,221	111	2.63%
Other investments	3,448	44	1.28%	1,938	43	2.22%	1,872	45	2.40%
Total interest-earning assets	1,198,142	49,604	4.14%	905,863	37,656	4.16%	813,163	32,948	4.05%
Non-earning assets	105,260			84,910			76,688

Total assets	$1,303,402			990,773			889,851

Interest-bearing liabilities:
Demand accounts	163,982	199	0.12%	114,867	179	0.16%	56,405	115	0.20%
Money market accounts	235,283	457	0.19%	213,149	473	0.22%	213,924	857	0.40%
Savings accounts	38,303	50	0.13%	24,617	38	0.15%	14,387	46	0.32%
Certificates of deposit	395,131	3,661	0.93%	311,246	2,793	0.90%	302,999	2,321	0.77%
Short-term borrowed funds	113,968	331	0.29%	41,324	106	0.26%	22,335	239	1.07%
Long-term debt	57,380	1,906	3.32%	68,620	2,013	2.93%	75,595	2,140	2.83%
Total interest-bearing liabilities	1,004,047	6,604	0.66%	773,823	5,602	0.72%	685,645	5,718	0.83%
Noninterest-bearing deposits	179,960			113,743			109,069
Other liabilities	17,499			14,733			18,815
Stockholders’ equity	101,896			88,474			76,322

Total liabilities and
Stockholders’ equity	$1,303,402			990,773			889,851

Net interest spread			3.48%			3.44%			3.22%
Net interest margin	3.59%			3.54%			3.35%

Net interest margin (tax equivalent) (2)	3.68%			3.62%			3.41%
Net interest income		43,000			32,054			27,230

(1)	Average balances of loans include nonaccrual loans.
(2)	The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.59%, and 3.68% on a tax equivalent basis, for the twelve months ended December 31, 2015 compared to 3.54%, and 3.62% on a tax equivalent basis, for 2014. The 5 basis point increase in net interest margin during 2014 as compared to the prior year was driven primarily by the 6 basis point decrease in the contract rate paid on in interest bearing liabilities.

Our average interest-earning assets increased by $292.3 million during 2015 and our interest income increased $11.9 million. As previously stated, the increase in interest income is primarily related to the increase in loans receivable and securities during 2015.

Our interest expense increased $1.0 million during 2015 as compared to the year ended 2014 while our average interest-bearing liabilities increased $230.2 million. The increase in interest expense is primarily related to the growth in average balance of deposits from the branch acquisition completed in the fourth quarter of 2014 and being outstanding for all of 2015.

Our net interest spread was 3.48% for the year ended December 31, 2015 as compared to 3.44% for the same period in 2014. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 6 basis point reduction in rate on our interest-bearing liabilities offset by the 2 basis point decline on yield of interest-earning assets, resulted in a 4 basis point increase in our net interest spread for the 2014 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	For The Years Ended December 31,
	2015 vs. 2014				2014 vs. 2013
	Increase (decrease)			Net	Increase (decrease)			Net
	due to		Rate/	Dollar	due to		Rate/	Dollar
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
	(In thousands)
Loans held for sale	$266	(58)	11	219	(1,644)	87	114	(1,443)
Loans receivable, net	10,255	(1,040)	269	9,484	5,084	(66)	11	5,029
Interest-bearing cash	(22)	2	1	(19)	(48)	(2)	(2)	(52)
Securities available for sale	2,121	417	(116)	2,422	927	(475)	85	537
Securities held to maturity	(137)	(154)	(38)	(329)	469	263	(139)	593
FHLB stock	117	82	(29)	170	23	28	(4)	47
Other investments	19	(33)	15	1	1	(4)	—	(3)
Interest income	12,619	(784)	113	11,948	4,812	(169)	65	4,708

Demand accounts	60	(57)	17	20	91	(55)	28	64
Money market accounts	43	(65)	6	(16)	(2)	(381)	(1)	(384)
Savings accounts	18	(9)	3	12	16	(41)	17	(8)
Certificates of deposit	777	115	(24)	868	74	409	(11)	472
Short-term borrowed funds	211	39	(25)	225	49	(336)	154	(133)
Long-term debt	(373)	223	43	(107)	(205)	70	8	(127)
Interest expense	$736	246	20	1,002	23	(334)	195	(116)
Net interest income				10,946				4,824

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

Following is a summary of the activity in the allowance for loan losses during the years ended December 31, 2015 and 2014.

	For the Years
	Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$9,035	8,091
Provision for loan losses	—	—
Loan charge-offs	(1,230)	(363)
Loan recoveries	2,336	1,307
Balance, end of period	$10,141	9,035

For the year ended December 31, 2015 and 2014, there was no provision for loan loss recorded primarily due to the net recoveries experienced. The Company experienced net recoveries of $1.1 million during 2015 compared to net recoveries of $944,000 during 2014. The allowance for loan losses was $10.1 million, or 1.10% of total loans (1.18% of total non-acquired loans), at December 31, 2015, compared to $9.0 million, or 1.16% of total loans (1.28% of total non-acquired loans) at December 31, 2014.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2015 and 2014, noninterest income comprised 35.8% and 36.0%, respectively, of total interest and noninterest income. The major components of noninterest income for the Company are listed below:

	For the Years
	Ended December 31,
	2015	2014
	(In thousands)
Noninterest income:
Mortgage banking income	$17,417	11,908
Deposit service charges	3,496	2,065
Net loss on extinguishment of debt	(1,251)	(58)
Net gain on sale of securities	1,493	1,084
Fair value adjustments on interest rate swaps	(1,111)	(1,170)
Net gain on sale of servicing assets	—	775
Net increase in cash value life insurance	726	731
Mortgage loan servicing income	5,313	5,077
Other	1,596	736
Total noninterest income	$27,679	21,148

Noninterest income increased $6.5 million to $ 27.7 million for the year ended December 31, 2015 compared to $21.1 million for the year ended December 31, 2014. The increase in noninterest income primarily relates to the increase in mortgage banking income from our retail mortgage team as well as our wholesale mortgage banking subsidiary and an increase in deposit service charges during the period.

The increase in mortgage banking income is attributable to an increase in originations as well as overall margin expansion experienced during 2015. The following table provides a break out of mortgage banking income from our retail mortgage team “Community banking” and Crescent Mortgage Company “Wholesale mortgage banking”. Mortgage banking income consists primarily of gain on sale of loans and related fees as well as fair value changes in derivatives related to the mortgage company.

	For the Year Ended December, 31
	Loan Originations		Mortgage Banking Income		Margin
	2015	2014	2015	2014	2015	2014
Additional segment information:
Community banking	$73,591	33,654	1,656	$761	2.25%	2.26%
Wholesale mortgage banking	986,650	948,550	15,761	11,147	1.60%	1.18%
Total mortgage banking income	$1,060,241	982,204	17,417	$11,908	1.64%	1.21%

Originations for 2015 were comprised of approximately 65% in purchase transactions and 35% in refinance transactions. This compares to 70% originations from purchase transactions and 30% from refinance transactions for 2014.

Deposit service charge income increased $1.4 million to $3.5 million for the year ended December 31, 2015 from $2.1 million for the year ended December 31, 2014. The increase in deposit service charge income is a result of the increase in deposits assumed as part of the two branch acquisitions completed during 2014 as well as the Company’s sustained efforts to grow checking accounts. The number of checking accounts, excluding acquired accounts, have grown 11.1% since December 31, 2014.

For the year ended December 31, 2015, the Company incurred a $1.3 million loss on extinguishment of debt as a result of the prepayment of a Federal Home Loan Bank borrowing. This compares to a loss on extinguishment of debt of $58,000 for the year ended December 31, 2014.

Partially offsetting the overall increase in noninterest income for the year ended December 31, 2015 was a decrease in the net gain on sale of servicing assets. During the first quarter of 2014, the Company sold $147.7 million in unpaid principal balance of mortgage servicing rights for a net gain of $775,000. There were no servicing rights sold during 2015.

During the year ended December 31, 2015, the Company recognized net gains on sale of available-for-sale securities of $1.5 million compared to gains on sale of securities during year ended December 31, 2014 of $1.1 million.

The fair value adjustment on interest rate swaps reduced noninterest income by $1.1 million for the year ended December 31, 2015 compared to a reduction of non-interest income of $1.2 million for the year ended December 31, 2014. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The Company uses standalone interest rate swaps to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches.

Other noninterest income increased $860,000 to $1.6 million for the year ended December 31, 2015 compared to $736,000 for the year ended December 31, 2014. The increase in other non-interest income is primarily related to in an increase in debit card and ATM surcharge income.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Years
	Ended December 31,
	2015	2014
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$28,629	23,308
Occupancy and equipment	7,228	4,858
Marketing and public relations	1,434	1,251
FDIC insurance	698	581
Recovery of mortgage loan repurchase losses	(1,000)	(750)
Legal expense	407	438
Other real estate expense, net	138	638
Mortgage subservicing expense	1,634	1,392
Amortization of mortgage servicing rights	1,986	1,795
Other	8,045	7,932
Total noninterest expense	$49,199	41,443

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased $7.8 million to $49.2 million for the year ended December 31, 2015 compared to $41.4 million for the year ended December 31, 2014. The increase in noninterest expense for 2015 compared to the prior periods is primarily a result of the increase in salaries and employee benefits paid as well as the increase in expenses related to occupancy and equipment.

Included in non-interest expense for the period ended December 31, 2014 was approximately $1.4 million in acquisition related expenses of which $880,000 was included in Other, $90,000 was included Marketing and Public Relations, $242,000 was included in Occupancy and Equipment and $149,000 was included in Salaries and Employee Benefits.

Salaries and employee benefits increased $5.3 million to $28.6 million for the year ended December 31, 2015 compared to $23.3 million for the year ended December 31, 2014. Occupancy and equipment increased $2.4 million to $7.2 million for the year ended December 31, 2015 compared to $4.9 million for the year ended December 31, 2014.

The increase in salaries and employee benefits as well as occupancy and equipment from year to year are primarily a result of the personnel and occupancy costs associated with the acquisition of branches completed during the fourth quarter of 2014. The company added approximately 72 employees and 13 branches during 2014 as a result of this acquisitions. The expense associated with the acquisition of branches were reflective all of 2015. In addition, the Company opened three branches and two loan production offices during 2014 and a full service branch in the upstate of South Carolina during 2015.

Offsetting the increase in noninterest expense was a decline in expenses associated with other real estate as well as a negative provision for mortgage loan repurchase losses. Other real estate expenses, net declined as a result of the reduction in other real estate balances and write-downs in 2015 compared to 2014. Other real estate balances were $2.4 million and $3.2 million as of December 31, 2015 and 2014, respectively. The Company was not required to write down other real estate owned during 2015 compared to write downs of $526,000 during 2014. The negative provision for mortgage loan repurchase losses is the result of continued low repurchase request as well as a change a change in the regulatory framework concerning repurchase requests. For further discussion regarding the provision for mortgage loan repurchase losses, see the “Reserve For Mortgage Repurchase Losses” discussion below.

The increase in other noninterest expense primarily relates to general costs associated with the branches acquired during 2014 as well as the amortization of the core deposit intangible which was reflective for all of 2015.

Income Tax Expense

Our effective tax rate increased to 32.9% for the year ended December 31, 2015 compared to 29.3% for the year ended December 31, 2014. The lower effective tax rate in 2014 is primarily attributable to higher proportion of tax-exempt municipal securities, bank-owned life insurance, and certain tax credits recognized during the year ended 2014 compared to the year ended 2015.

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

At December 31, 2015, the $323.5 million in our investment securities portfolio, excluding FHLB stock and other investments, represented approximately 23.0% of our assets. Our available-for-sale investment portfolio included US agency securities, municipal securities, mortgage-backed securities (agency and non-agency), collateralized loan obligations and trust preferred securities with a fair value of $306.5 million and an amortized cost of $306.0 million for an unrealized gain of $502,000. Our held-to-maturity portfolio included municipal securities with a fair value of $18.0 million and a cost of $17.1 million for an unrealized gain of $912,000.

For additional information regarding the trust preferred securities see Note 4 “Securities” within Item 8. “Financial Statements and Supplementary Data.”

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

During 2015, the Company transferred trust preferred securities totaling $11.4 million to available-for-sale from held-to-maturity as a result of the implementation of the regulatory changes in risk weightings and capital deductions dictated by Basel III. The transfer was in accordance with ASC 320-10-25-6; therefore, management has determined the transfer out of held-to-maturity is consistent with the original designation and does not taint the remaining portfolio.

The amortized costs and the fair value of our investments are as follows:

	At December 31,
	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(In thousands)
Securities available-for-sale:
Municipal securities	$60,603	62,475	43,119	44,717	39,790	38,499
US government agencies	7,015	7,096	4,770	4,748	5,199	5,175
Collateralized loan obligations	38,957	38,758	25,883	25,872	—	—
Mortgage-backed securities:
Agency	112,608	113,855	122,727	125,542	68,813	69,929
Non-agency	75,415	75,536	49,936	50,838	53,195	53,932
Total mortgage-backed securities	188,023	189,391	172,663	176,380	122,008	123,861
Trust preferred securities	11,374	8,754	—	—
Total securities available-for-sale	$305,972	306,474	246,435	251,717	166,997	167,535

Securities held-to-maturity:
Municipal securities	$17,053	17,965	16,787	17,652	15,488	15,177
Trust preferred securities	—	—	8,757	9,733	9,066	8,370
Total securities held-to- maturity	$17,053	17,965	25,544	27,385	24,554	23,547

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

	At December 31, 2015
	Less than 12 Months		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale:
Municipal securities	$—	—	—	—	9,420	2.31%	53,055	3.06%	62,475	2.95%
US government agencies	—	—	—	—	7,096	2.74%	—	—	7,096	2.74%
Collateralized loan obligations	—	—	—	—	13,153	2.08%	25,605	2.24%	38,758	2.18%
Mortgage-backed securities:
Agency	—	—	—	—	1,067	3.08%	112,788	2.49%	113,855	2.50%
Non-agency	—	—	269	3.76%	—	—	75,267	3.50%	75,536	3.50%
Total mortgage-backed securities	—	—	269	3.76%	1,067	3.08%	188,055	2.90%	189,391	2.90%
Trust preferred securities	—	—	—	—	—	—	8,754	2.49%	8,754	2.49%
Total securities available-for-sale	$—	—	269	3.76%	30,736	2.34%	275,469	2.84%	306,474	2.79%

Securities held-to-maturity:
Municipal securities	$—	—	430	2.14%	4,397	1.86%	12,226	3.51%	17,053	3.05%
Total securities held-to- maturity	$—	—	430	2.14%	4,397	1.86%	12,226	3.51%	17,053	3.05%

For disclosures related to the Company’s evaluation of securities for OTTI, see Note 4 “Securities” within Item 8. “Financial Statements and Supplementary Data.”

Non-marketable investments are comprised of the following and are recorded at cost which approximates fair value since no readily available market exists for these securities.

	At December 31,
	2015	2014
	(In thousands)
Community Reinvestment Act fund	$1,295	1,277
SBIC Investments	1,513	567
Investment in Statutory Business Trusts	465	465
Total other investments	3,273	2,309

Federal Home Loan Bank stock	9,919	5,405
Non-marketable investments	$13,192	7,714

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Before allowance for loan losses, loans outstanding at December 31, 2015 and 2014 were $922.7 million and $777.2 million, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of December 31, 2015, our loan portfolio included $801.1 million, or 86.8%, of total loans secured by real estate. As of December 31, 2014, our loan portfolio included $690.3 million, or 88.7%, of total loans secured by real estate. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. The Bank’s primary markets are generally concentrated in real estate lending. In order to diversify our lending portfolio, the Bank began a syndicated loan program during 2014. Syndicated loan balances were $83.1 and $50.2 million as of December 31, 2015 and 2014, respectively, and are grouped within commercial business loans in the table below

As shown in the table below, loans excluding the allowance for loan losses, increased $145.6 million to $922.7 million at December 31, 2015 from $777.2 million at December 31, 2014. The increase in loans receivable primarily relates to the Bank’s focus on growing residential mortgage, commercial lending, and syndicated loans. See additional discussion regarding the increase in loans during 2014 in “Results of Operations – Net Interest Income and Margin”.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At December 31,
	2015		2014		2013
		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans
			(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$343,686	37.23%	252,819	32.48%	183,736	33.81%
Home equity	23,303	2.52%	27,547	3.54%	23,342	4.30%
Commercial real estate	342,395	37.10%	317,912	40.85%	247,867	45.61%
Construction and development	91,713	9.94%	92,008	11.82%	60,104	11.06%
Consumer loans	5,181	0.56%	5,675	0.73%	2,815	0.52%
Commercial business loans	116,737	12.65%	82,305	10.58%	25,546	4.70%
Total gross loans receivable	923,015	100.00%	778,266	100.00%	543,410	100.00%
Less:
Allowance for loan losses	10,141		9,035		8,091
Deferred fees, net	292		1,109		98
Total loans receivable, net	$912,582		768,122		535,221

	At December 31,
	2012		2011
		% of Total	% of Total
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$146,329	28.62%	124,595	23.71%
Home equity	30,710	6.01%	34,113	6.49%
Commercial real estate	236,230	46.20%	245,949	46.81%
Construction and development	63,475	12.42%	74,593	14.20%
Consumer loans	3,501	0.68%	4,845	0.92%
Commercial business loans	31,029	6.07%	41,347	7.87%
Total gross loans receivable	511,274	100.00%	525,442	100.00%
Less:
Allowance for loan losses	9,520		12,039
Deferred fees, net	63		68
Total loans receivable, net	$501,691		513,335

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At December 31, 2015
		After one
	One Year	but within	After five
	or Less	five years	years	Total
		(In thousands)
Loans secured by real estate:
One-to-four family	$9,387	45,788	288,511	343,686
Home equity	4,156	6,744	12,403	23,303
Commercial real estate	31,513	249,177	61,705	342,395
Construction and development	17,620	56,189	17,904	91,713
Consumer loans	1,140	3,265	776	5,181
Commercial business loans	11,967	39,494	65,276	116,737
Total gross loans receivable	75,783	400,657	446,575	923,015
Less:
Deferred fees, net	40	1,048	(796)	292
Total loans receivable	$75,743	399,609	447,371	922,723

Loans maturing - after one year:
Variable rate loans				$347,741
Fixed rate loans				499,239
				$846,980

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2015 and 2014, we had no loans 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$59	58	7,641	10,733	18,704
Nonaccrual loans-other	4,243	2,376	3,438	4,515	11,227
Accruing loans 90 days or more delinquent	—	—	—	—	4,231
Real estate acquired through foreclosure, net	2,374	3,239	6,273	6,284	6,097
Total Non-Performing Assets	$6,676	5,673	17,352	21,532	40,259

Problem Assets not included in Non-Performing Assets- Accruing renegotiated loans outstanding	$13,212	14,251	16,367	17,195	23,421

At December 31, 2015, nonperforming assets were $6.7 million, or 0.47% of total assets, and nonperforming loans were $4.3 million, or 0.47 % of gross loans. Comparatively, at December 31, 2014, nonperforming assets were $5.7 million, or 0.47% of total assets, and nonperforming loans were $2.4 million, or 0.31% of gross loans. Nonaccrual loans increased slightly to $4.3 million at December 31, 2015 from $2.4 million at December 31, 2014 while real estate acquired through foreclosure decreased slightly to $2.4 million at December 31, 2015 from $3.2 million at December 31, 2014.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $13.2 million, or 1.43% of total gross loans at December 31, 2015, compared to $14.3 million, or 1.83% of gross loans at December 31, 2014. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans for fiscal 2015 and 2014 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The allowance for loan losses was $10.1 million, or 1.10% of total loans (1.18% of total non-acquired loans), at December 31, 2015, compared to $9.0 million, or 1.16% of total loans (1.28% of total non-acquired loans) at December 31, 2014. Loans remaining in the portfolio from branch acquisitions were $64.1 and $80.2 million at December 31, 2015 and 2014, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The Company experienced net recoveries of $1.1 million and $944,000 for the year ended December 31, 2015 and 2014. Asset quality has remained relatively consistent with nonperforming assets to total assets of 0.47% as of December 31, 2015 and 2014. No provision expense was recorded during 2015 or 2014 primarily due to the net recoveries experienced. See Note 6 to the Consolidated Financial Statements for more information on our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2015.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$9,035	8,091	9,520	12,039	14,263
Provision for loan losses	—	—	(860)	2,707	10,735
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(1,050)	(80)	(168)	(2,680)	(3,837)
Home equity	—	—	(28)	(319)	(211)
Commercial real estate	—	(28)	(269)	(1,432)	(3,548)
Construction and development	(90)	(172)	(765)	(1,506)	(6,043)
Consumer loans	(20)	(24)	(35)	(84)	(221)
Commercial business loans	(70)	(59)	(410)	(1,169)	(929)
Total loan charge-offs	(1,230)	(363)	(1,675)	(7,190)	(14,789)
Loan recoveries:
Loans secured by real estate:
One-to-four family	576	158	438	375	764
Home equity	150	—	1	—	—
Commercial real estate	350	100	126	231	182
Construction and development	479	457	110	740	203
Consumer loans	38	71	53	172	41
Commercial business loans	743	521	378	446	640
Total loan recoveries	2,336	1,307	1,106	1,964	1,830
Net loan recoveries (charge-offs)	1,106	944	(569)	(5,226)	(12,959)
Balance, end of period	$10,141	9,035	8,091	9,520	12,039

Allowance for loan losses as a percentage of loans receivable (end of period)	1.10%	1.16%	1.49%	1.86%	2.29%
Net (recoveries) charge-offs to average loans receivable	(0.13)%	(0.15)%	0.11%	1.05%	2.38%

The following table summarizes an allocation of the allowance for loan losses and the related percentage of loans outstanding in each category for the five years ended December 31, 2015.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loans receivable:
One-to-four family	$2,903	37.23%	2,888	32.48%	2,472	33.81%	3,193	28.62%	3,978	23.71%
Home equity	151	2.52%	221	3.54%	231	4.30%	276	6.01%	550	6.49%
Commercial real estate	3,402	37.10%	3,283	40.85%	2,855	45.61%	3,315	46.20%	3,283	46.81%
Construction and development	1,138	9.94%	1,069	11.82%	1,418	11.06%	1,792	12.42%	2,695	14.20%
Consumer loans	27	0.56%	30	0.73%	42	0.52%	82	0.68%	210	0.92%
Commercial business loans	2,100	12.65%	1,430	10.58%	339	4.70%	862	6.07%	1,323	7.87%

Unallocated	420	—	114	—	734	—	—	—	—	—
Total	$10,141	100.00%	9,035	100.00%	8,091	100.00%	9,520	100.00%	12,039	100.00%

Mortgage Operations

Mortgage Activities and Servicing

Our mortgage banking operations are conducted through our wholesale mortgage subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through our wholesale mortgage origination subsidiary, Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations are provided in “Results of Operations” above. Additional segment information is provided in Note 21 “Supplemental Segment Information” to the consolidated financial statements included under Item 8.

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

At December 31, 2015, the Company was servicing $2.0 billion of loans for others, a slight increase from $1.9 billion at December 31, 2014.

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

In aggregate, the net servicing asset had a balance of $11.4 million and $10.2 million at December 31, 2015 and 2014, respectively. The economic estimated fair value of the mortgage servicing rights was $17.6 million and $15.7 million at December 31, 2015 and 2014, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the years ended December 31, 2015 and 2014 respectively:

	December 31,
	2015	2014
	(In thousands)
MSR beginning balance	$10,181	10,908
Amount capitalized	3,238	1,868
Amount sold	—	(800)
Amount amortized	(1,986)	(1,795)
MSR ending balance	$11,433	10,181

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

The following table demonstrates the activity for the mortgage repurchase reserve for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Beginning Balance	$4,999	6,109
Losses paid	(165)	(389)
Recoveries	42	29
Provision for mortgage repurchase losses	(1,000)	(750)
Ending balance	$3,876	4,999

For the years ended December 31, 2015 and 2014, the Company recorded a negative provision for mortgage repurchase losses of $1.0 million and $750,000, respectively. The decline in the provision for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. Prior to 2012, there was no expiration date related to representations and warranties as long as the loan sold to the investor was outstanding. As a result, the Company received loan repurchase requests years after the loan was originated and sold to various third parties. In the latter part of 2012, the regulatory framework for certain GSEs changed where, under certain circumstances, the loan repurchase risk was limited for production beginning in January 2013. In addition, in May 2014, additional regulatory changes further limited loan repurchase risk. In addition, net losses paid have continued to decline from period to period.

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

Deposits and Other Interest-Bearing Liabilities

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At December 31, 2015 deposits totaled $1.0 billion, an increase of $67.3 million from deposits of $964.2 million at December 31, 2014.

The Company established a deposit relationship with its mortgage subservicing provider whereby the subservicer deposited impound funds. As of December 31, 2015 and 2014, impound funds were $22.8 million and $26.1 million at December 31, 2015 and 2014, respectively. These funds are included in interest-bearing demand accounts within deposits.

Our retail deposits represented $882.9 million, or 85.6% of total deposits at December 31, 2015, while our out-of-market, or brokered deposits and institutional certificate of deposits, represented $148.6 million, or 14.4% of our total deposits. At December 31, 2014, retail deposits represented $842.1 million, or 87.3% of total deposits at December 31, 2015, while our out-of-market, or brokered deposits and institutional certificate of deposits, represented $122.1 million, or 12.7% of our total deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Years Ended December 31,
	2015		2014		2013
		Average		Average		Average
	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$163,982	0.12%	114,867	0.16%	56,405	0.20%
Money market accounts	235,283	0.19%	213,149	0.22%	213,924	0.40%
Savings accounts	38,303	0.13%	24,617	0.15%	14,387	0.32%
Certificates of deposit less than $100,000	236,461	0.89%	211,128	0.91%	210,029	0.79%
Certificates of deposit of $100,000 or more	158,670	0.98%	100,118	0.87%	92,970	0.71%
Total interest-bearing average deposits	832,699	0.52%	663,879	0.52%	587,715	0.57%

Noninterest-bearing deposits	179,960		113,743		109,069
Total average deposits	$1,012,659		777,622		696,784

The maturity distribution of our time deposits of $100,000 or more is as follows:

	At December 31,
	2015	2014
	(In thousands)

Three months or less	$33,787	24,245
Over three through six months	31,895	17,032
Over six through twelve months	37,609	18,655
Over twelve months	88,028	72,367
Total certificates of deposits	$191,319	132,299

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the years ended December 31, 2015, 2014, and 2013, and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
At or for the year ended December 31, 2015	Balance	Rate	Balance	Balance	Rate
	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	120,000	0.28%-0.64%	147,500	113,840	0.29%
Subordinated debenture, due 2016	—	—	300	125	2.71%
Other short-term borrowings	—	—	—	3	0.73%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	88,000	0.35%-4.00%	88,000	41,276	3.26%
Subordinated debentures, due 2017 through 2020	—	—	1,275	639	2.54%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%	5,155	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.38%	10,310	10,310	3.38%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
At or for the year ended December 31, 2014	Balance	Rate	Balance	Balance	Rate
	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	57,500	0.19%-0.56%	110,500	40,886	0.24%
Subordinated debenture, due 2015	300	2.68%	300	300	2.02%
Other short-term borrowings	—	—	10,000	137	0.75%
Long-term borrowed funds

Long-term FHLB advances, due 2015 through 2021	45,000	1.20%-4.00%	57,500	51,694	2.83%
Subordinated debentures, due 2016 through 2020	1,275	2.68%	1,575	1,461	2.87%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%	5,155	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.28%	10,310	10,310	3.33%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
At or for the year ended December 31, 2013	Balance	Rate	Balance	Balance	Rate
	(Dollars in thousands)
Short-term borrowed funds
Unsecured line of credit	$—	—	2,700	1,987	5.00%
Short-term FHLB advances	10,000	0.36%	73,000	18,428	0.27%
Mortgage loan warehouse line of credit	—	—	3,748	1,620	5.20%
Subordinated debenture, due 2020	300	2.70%	300	300	2.73%

Long-term borrowed funds
Long-term FHLB advances, due 2014 through 2021	57,500	0.42% - 4.00%	57,500	50,726	2.67%
Subordinated debentures, due 2016 through 2020	1,575	2.70%	11,875	9,404	1.99%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%	5,155	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.29%	10,310	10,310	3.57%

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

Lines of credit with the FHLB are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements resulting in approximately $273.6 million of collateral for these advances. In addition, at December 31, 2015, the Company has pledged securities with a fair value of $76.4 million for these advances. At December 31, 2015 the Company had FHLB advances of $208 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $77.4 million.

Lines of credit with the Federal Reserve Bank (“FRB”) are based on collateral pledged. The Company has pledged approximately $168.5 million of certain non-mortgage commercial, acquisition and development, and lot loan portfolios under blanket lien agreements to the FRB. At December 31, 2015 the Company had lines available with the FRB for $84.3 million. At December 31, 2015 the Company had no FRB advances outstanding.

Capital Resources

The Company and the Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions that if undertaken could have a direct material effect on the Company’s and the Bank’s financial statements.

In 2013, federal bank regulatory agencies issued a final rule that revises their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act.

The rule imposes higher risk-based capital and leverage requirements than those in place at the time the rule was issued. Specifically, the rule imposes the following minimum capital requirements:

●	A new Common Equity Tier 1 risk-based capital ratio of 4.5%
●	A Tier 1 risk-based capital ratio of 6% (increased from the previous 4% requirement),
●	A total risk-based capital ratio of 8% (unchanged from previous requirement),
●	A leverage ratio of 4% and
●	A new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations resulting in a leverage ratio requirement of 7% for such institutions

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a transition period. Finally, Common Equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election. The Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in the Bank’s Tier 1 capital.

The rule also includes changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019. While the ultimate impact of the fully phased-in capital standards on the Company and the Bank is being reviewed, we currently do not believe Basel III will have a material impact once fully implemented.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at December 31, 2015 and 2014 are as follows:

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2015
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$138,213	13.97%	44,527	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	153,213	15.48%	59,370	6.00%	N/A	N/A
Total capital (to risk weighted assets)	163,353	16.51%	79,160	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	153,213	11.23%	54,557	4.00%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	139,025	14.08%	44,442	4.50%	64,194	6.50%
Tier 1 capital (to risk weighted assets)	139,025	14.08%	59,256	6.00%	79,008	8.00%
Total capital (to risk weighted assets)	149,165	15.10%	79,008	8.00%	98,760	10.00%
Tier 1 capital (to total average assets)	139,025	10.21%	54,466	4.00%	68,082	5.00%

December 31, 2014
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$104,613	12.03%	34,787	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	114,323	13.15%	69,574	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	104,613	9.49%	44,079	4.00%	N/A	N/A

CresCom Bank
Tier 1 capital (to risk weighted assets)	103,319	11.90%	34,716	4.00%	52,074	6.00%
Total risk based capital (to risk weighted assets)	113,029	13.02%	69,433	8.00%	86,791	10.00%
Tier 1 capital (to total average assets)	103,319	9.40%	43,985	4.00%	54,981	5.00%

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2015, 2014, and 2013.

	For the Years Ended December 31,
	2015	2014	2013

Return on average assets	1.11%	0.84%	1.89%
Return on average equity	14.15%	9.39%	22.04%
Average equity to average assets ratio	7.82%	8.93%	8.58%

The following table provides the amount of dividends and payout ratios (dividends declared divided by net income) for the years ended December 31, 2015, 2014, and 2013.

	For the Years Ended December 31,
	2015	2014	2013

Shareholder dividends declared	$1,142,000	$855,000	$401,000
Dividend payout ratios	7.92%	10.29%	2.38%

We retain earnings to have capital sufficient to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities as they arise. The dividend payout ratio is calculated by dividing dividends paid during the year by net income for the year.

Off Balance Sheet Arrangements

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

At December 31, 2015, we had issued commitments to extend credit of approximately $70.4 million through various types of lending arrangements. There were 22 standby letters of credit included in the commitments for $1.4 million. Fixed rate commitments were $12.6 million and variable rate commitments were $59.2 million.

Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. A significant portion of the unfunded commitments relate to consumer equity lines of credit and commercial lines of credit. Based on historical experience, we anticipate that a portion of these lines of credit will not be funded.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

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

As of December 31, 2015, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Downward movements do not appear to be applicable due to the low interest rate environment experienced during 2014 and 2015. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest Rate Scenario		Annualized Hypothertical Percentage
Change	Prime Rate	Change in Net Interest Income
0.00%	3.50%	0.00%
1.00%	4.50%	-1.10%
2.00%	5.50%	-1.80%
3.00%	6.50%	-2.90%

The primary uses of derivative instruments are related to the mortgage banking activities of the Company. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in mortgage banking income within the noninterest income of the consolidated statements of operations. Derivative instruments not related to mortgage banking activities primarily relate to interest rate swap agreements.

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

The derivative positions of the Company at December 31, 2015 and 2014 are as follows:

	At December 31,
	2015		2014
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
		(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$180	30,000	—	—
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	1,246	143,318	1,122	106,440
Mortgage loan forward sales commitments	340	31,513	567	27,292
Mortgage-backed securities forward sales commitments	179	105,014	—	—
Total derivative assets	$1,945	309,845	1,689	133,732

Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	$306	10,000	530	20,000
Mortgage-backed securities forward sales commitments	—	—	506	93,000
Total derivative liabilities	$306	10,000	1,036	113,000

The Company has entered into forward starting interest rate swaps to reduce the exposure to variability in interest-related cash outflows attributable to changes in forecasted LIBOR based FHLB borrowings. These derivative instruments are designated as cash flow hedges. The hedged item is the LIBOR portion of the series of future short-term fixed rate borrowings over the term of the interest rate swap. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company has not recorded any hedge ineffectiveness since inception.

As of December 31, 2015, the Company had two outstanding interest rate derivatives with a notional value of $30.0 million that were designated as cash flow hedges of interest rate risk with a weighted average remaining term of 9.84 years.

In the event that the forecasted transaction was no longer be probable, the Company would recognize a gain of $180,000 directly into earnings, the current fair value, as of December 31, 2015.

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2015. Operating lease obligations of $3.8 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 14 of the audited consolidated financial statements.

		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Advances from FHLB	$208,000	120,000	68,000	20,000	—
Interest rate swap - cash flow hedge derivative	30,000	—	—	—	30,000
Interest rate swap - non-hedging derivative	10,000	—	—	—	10,000
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	—	—	—	5,155
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	—	—	—	10,310
Operating lease obligations	3,809	1,013	1,701	1,026	69

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Carolina Financial Corporation

Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Carolina Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting under Public Company Accounting Oversight Board (PCAOB) standards. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting under PCAOB standards. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Greenville, South Carolina

March 14, 2016

CAROLINA FINANCIAL CORPORATION CONSOLIDATED
BALANCE SHEETS

	At December 31,
	2015	2014
	(In thousands)
ASSETS
Cash and due from banks	$10,206	10,453
Interest-bearing cash	16,421	10,694
Cash and cash equivalents	26,627	21,147
Securities available-for-sale (cost of $305,972 at December 31, 2015 and $246,435 at December 31, 2014)	306,474	251,717
Securities held-to-maturity (fair value of $17,965 at December 31, 2015 and $27,385 at December 31, 2014)	17,053	25,544
Federal Home Loan Bank stock, at cost	9,919	5,405
Other investments	3,273	2,309
Derivative assets	1,945	1,689
Loans held for sale	41,774	40,912
Loans receivable, net of allowance for loan losses of $10,141 at December 31, 2015 and $9,035 at December 31, 2014	912,582	768,122
Premises and equipment, net	32,562	31,075
Accrued interest receivable	4,333	3,628
Real estate acquired through foreclosure, net	2,374	3,239
Deferred tax assets, net	5,273	4,715
Mortgage servicing rights	11,433	10,181
Cash value life insurance	28,082	21,532
Core deposit intangible	2,961	3,303
Other assets	3,004	4,499
Total assets	$1,409,669	1,199,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$163,054	142,900
Interest-bearing deposits	868,474	821,290
Total deposits	1,031,528	964,190
Short-term borrowed funds	120,000	57,800
Long-term debt	103,465	61,740
Derivative liabilities	306	1,036
Drafts outstanding	2,154	3,320
Advances from borrowers for insurance and taxes	641	613
Accrued interest payable	333	312
Reserve for mortgage repurchase losses	3,876	4,999
Dividends payable to stockholders	361	243
Accrued expenses and other liabilities	7,146	11,064
Total liabilities	1,269,810	1,105,317
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 authorized at December 31, 2015 and December 31, 2014; no shares issued or outstanding	—	—
Common stock, par value $.01; 15,000,000 and 10,000,000 shares authorized at December 31, 2015 and December 31, 2014, respectively; 12,023,557 and 9,717,043 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	120	97
Additional paid-in capital	56,418	23,194
Retained earnings	82,859	69,625
Accumulated other comprehensive income	462	784
Total stockholders’ equity	139,859	93,700
Total liabilities and stockholders’ equity	$1,409,669	1,199,017

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2015	2014
	(In thousands, except share data)
Interest income
Loans	$41,020	31,317
Investment securities	8,176	6,083
Dividends from FHLB	328	158
Other interest income	80	98
Total interest income	49,604	37,656
Interest expense
Deposits	4,367	3,483
Short-term borrowed funds	331	106
Long-term debt	1,906	2,013
Total interest expense	6,604	5,602
Net interest income	43,000	32,054
Provision for loan losses	—	—
Net interest income after provision for loan losses	43,000	32,054
Noninterest income
Mortgage banking income	17,417	11,908
Deposit service charges	3,496	2,065
Net loss on extinguishment of debt	(1,251)	(58)
Net gain on sale of securities	1,493	1,084
Fair value adjustments on interest rate swaps	(1,111)	(1,170)
Net gain on sale of servicing assets	—	775
Net increase in cash value life insurance	726	731
Mortgage loan servicing income	5,313	5,077
Other	1,596	736
Total noninterest income	27,679	21,148
Noninterest expense
Salaries and employee benefits	28,629	23,308
Occupancy and equipment	7,228	4,858
Marketing and public relations	1,434	1,251
FDIC insurance	698	581
Recovery of mortgage loan repurchase losses	(1,000)	(750)
Legal expense	407	438
Other real estate expense, net	138	638
Mortgage subservicing expense	1,634	1,392
Amortization of mortgage servicing rights	1,986	1,795
Other	8,045	7,932
Total noninterest expense	49,199	41,443
Income before income taxes	21,480	11,759
Income tax expense	7,060	3,448
Net income	$14,420	8,311
Earnings per common share:
Basic	$1.51	0.89
Diluted	$1.48	0.87
Average common shares outstanding:
Basic	9,537,358	9,314,048
Diluted	9,718,356	9,507,425

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years
	Ended December 31,
	2015	2014
	(In thousands)

Net income	$14,420	8,311

Other comprehensive income (loss), net of tax:
Unrealized (losses) gain on securities	(939)	5,828
Tax effect	338	(2,101)

Reclassification adjustment for (gains) included in earnings	(1,493)	(1,084)
Tax effect	537	390

Unrealized gains on interest rate swaps designated as cash flow hedges	180	—
Tax effect	(65)	—

Transfer from held-to-maturity to available for sale securities	1,604	—
Tax effect	(580)	—

Accretion of unrealized losses on held-to-maturity securities previously recognized in other comprehensive income	151	198
Tax effect	(55)	(72)

Other comprehensive (loss) income, net of tax	(322)	3,159

Comprehensive income	$14,098	11,470

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2013	9,636,490	$96	22,337	62,169	(2,375)	82,227
Stock awards	69,225	1	64	—	—	65
Stock options exercised	11,328	—	50	—	—	50
Excess tax benefit in connection with equity awards	—	—	126	—	—	126
Stock-based compensation expense, net	—	—	617	—	—	617
Net income	—	—	—	8,311	—	8,311
Dividends declared to stockholders	—	—	—	(855)	—	(855)
Other comprehensive income, net of tax	—	—	—	—	3,159	3,159
Balance, December 31, 2014	9,717,043	97	23,194	69,625	784	93,700
Issuance of common stock, net of offering expenses	2,262,296	23	32,133	—	—	32,156
Stock awards	37,491	—	—	—	—	—
Vested stock awards surrendered in cashless exercise	(7,289)	—	(42)	(44)	—	(86)
Stock options exercised	14,016	—	70	—	—	70
Excess tax benefit in connection with equity awards	—	—	189	—	—	189
Stock-based compensation expense, net	—	—	874	—	—	874
Net income	—	—	—	14,420	—	14,420
Dividends declared to stockholders	—	—	—	(1,142)	—	(1,142)
Other comprehensive loss, net of tax	—	—	—	—	(322)	(322)
Balance, December 31, 2015	12,023,557	$120	56,418	82,859	462	139,859

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$14,420	8,311
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(307)	888
Amortization of unearned discount/premiums on investments, net	3,416	2,802
Amortization of deferred loan fees	(955)	(550)
Amortization of core deposit intangibles	343	47
Gain on sale of available-for-sale securities, net	(1,493)	(1,084)
Mortgage banking income	(17,417)	(11,908)
Originations of loans held for sale	(1,060,241)	(982,204)
Proceeds from sale of loans held for sale	1,076,796	990,097
Loss on extinquishment of debt	1,251	58
Provision for mortgage loan repurchase losses	(1,000)	(750)
Mortgage loan losses paid, net of recoveries	(123)	(360)
Fair value adjustments on interest rate swaps	1,111	1,170
Stock-based compensation	874	617
Increase in cash surrender value of bank owned life insurance	(726)	(731)
Depreciation	1,778	1,229
Loss on disposals of premises and equipment	11	8
Gain on sale of real estate acquired through foreclosure	(10)	(91)
Write-down of real estate acquired through foreclosure	—	526
Gain on sale of servicing assets	—	(775)
Originations of mortgage servicing assets	(3,238)	(1,868)
Amortization of mortgage servicing rights	1,986	1,795
(Increase) decrease in:
Accrued interest receivable	(705)	(668)
Other assets	109	464
Increase (decrease) in:
Accrued interest payable	21	1
Dividends payable to stockholders	118	243
Accrued expenses and other liabilities	(4,917)	3,228
Cash flows provided by operating activities	11,102	10,495

Continued

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years
	Ended December 31,
	2015	2014
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(207,316)	(193,577)
Maturities, payments and calls	52,906	37,782
Proceeds from sales	105,840	74,901
Activity in held-to-maturity securities:
Purchases	(497)	(1,487)
Maturities, payments and calls	199	536
Increase in other investments	(973)	(419)
Increase in Federal Home Loan Bank stock	(4,514)	(1,302)
Increase in loans receivable, net	(144,812)	(163,846)
Proceeds from the sale of servicing assets	—	1,575
Purchase of premises and equipment	(3,329)	(4,017)
Proceeds from disposals of premises and equipment	34	—
Proceeds from sale of real estate acquired through foreclosure	2,182	4,060
Purchase of bank owned life insurance	(6,025)	—
Distribution of bank owned life insurance	175	—
Net cash received for acquisitions	—	131,135
Cash flows used in investing activities	(206,130)	(114,659)

Cash flows from financing activities:
Net increase in deposit accounts	67,338	51,488
Net increase in Federal Home Loan Bank advances	104,249	34,942
Principal repayment of subordinated debt	(1,575)	(300)
Net increase (decrease) in drafts outstanding	(1,166)	617
Net increase in advances from borrowers for insurance and taxes	28	329
Cash dividends paid on common stock	(781)	(606)
Proceeds from issuance of common stock	32,156	—
Net increase in excess tax benefit in connection with equity awards	189	126
Proceeds from exercise of stock options	70	50
Cash flows provided by financing activities	200,508	86,646
Net increase (decrease) in cash and cash equivalents	5,480	(17,518)
Cash and cash equivalents, beginning of year	21,147	38,665
Cash and cash equivalents, end of year	$26,627	21,147

Supplemental disclosure
Cash paid for:
Interest on deposits and borrowed funds	$6,583	5,601
Income taxes paid, net of refunds	7,160	3,553

Noncash investing and financing activities:
Transfer of loans receivable to real estate acquired through foreclosure	1,307	1,461
Transfer of held-to-maturity securities to available-for-sale securities	12,652	—

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Carolina Financial Corporation (“Carolina Financial” or the “Company”), incorporated under the laws of the State of Delaware, is a bank holding company with one wholly-owned subsidiaries, CresCom Bank (the “Bank”). CresCom Bank operates two wholly-owned subsidiaries, Crescent Mortgage Company and Carolina Services Corporation of Charleston (“Carolina Services”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In consolidation, all material intercompany accounts and transactions have been eliminated. The results of operations of the businesses acquired in transactions accounted for as purchases are included only from the dates of acquisition. All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with the Company.

At December 31, 2015 and 2014, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15,000,000. The principal assets of the Trusts are $15,465,000 of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of financial condition but arose after that date and warrant disclosure. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure except as noted below:

On January 5, 2016, Carolina Financial Corporation announced the signing of a definitive agreement pursuant to which Carolina Financial Corporation will acquire Congaree Bancshares, Inc. in a cash and stock transaction with a total current value of approximately $16.3 million including the assumption of approximately $1.6 million in preferred stock. The transaction is anticipated to close at the end of the second quarter of 2016, subject to customary closing conditions.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and due from banks and interest-bearing cash with banks. Substantially all of the interest-bearing cash at December 31, 2015 and 2014 consists of Federal Reserve Bank of Richmond (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) overnight deposits. Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. The Bank is required to maintain average balances on hand or with the FRB. At December 31, 2014 these reserve balances amounted to $12.1 million. There were no reserve requirements at December 31, 2015.

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

Loans Held for Sale

The Company’s residential mortgage lending activities for sale in the secondary market are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgage loans and selling mortgage loans to investors under pre-existing commitments. Loans held for sale are recorded at fair value. Origination fees and costs are recognized in earnings at the time of origination for loans held for sale that are recorded at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income, mortgage banking income in the consolidated statements of operations.

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

Derivative Financial Instruments

Derivatives are recognized as either assets or liabilities and are recorded at fair value on the Company’s Consolidated Balance Sheet. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities.

To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as fair value hedges, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. If derivative instruments are designated as cash flow hedges, fair value adjustments related to the effective portion are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of cash flow hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in non-interest income.

For additional discussion related to the determination of fair value related to derivative instruments, see Note 5.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The Company considers the actual loss history experience over the trailing twenty quarters to determine the historical loss experience used in the general component. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries for the most recent sixteen quarters; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Guarantees

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, under the contractual terms of the agreement, if the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2015 and 2014, the Company had recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2015 was $1.4 million.

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

Interest and penalties on income tax uncertainties are classified within income tax expense in the statement of operations. There were no significant interest and penalties paid on income tax uncertainties during 2015 or 2014.

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

The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses based on a combination of factors. Such factors incorporate estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, changes in the regulatory repurchase framework and projected loss severity. The Company establishes a reserve at the time loans are sold and quarterly updates the reserve estimate during the estimated loan life.

The following table presents activity in the reserve for mortgage loan repurchase losses:

	December 31,
	2015	2014
	(In thousands)
Beginning Balance	$4,999	6,109
Losses paid	(165)	(389)
Recoveries	42	29
Provision for mortgage repurchase losses	(1,000)	(750)
Ending balance	$3,876	4,999

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

Earnings Per Common Share

Basic earnings per common share (“EPS”) represents income available to common stockholders’ divided by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock (non-vested shares), and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company’s stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

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

Recently Issued Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables topic of the Accounting Standards Codification (“ASC”). The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments were effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014 with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. These amendments did not have a material effect on its financial statements.

In May 2014 and August 2015, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments were effective for the Company for annual period beginning after December 15, 2014. These amendments did not have a material effect on its financial statements.

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

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The amendments did not have a material effect on the financial statements

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued new guidance to change accounting for leases and that will generally require most leases to be recognized on the balance sheet. The new lease standard only contains targeted changes to accounting by lessors, however, lessees will be required to recognize most leases in their balance sheets as lease liabilities for lease payments and right-of-use assets representing the lessee’s rights to use the underlying assets for the lease terms for lease arrangements longer than 12 months. Under this approach, a lessee will account for most existing capital/finance leases as Type A leases and most existing operating leases as Type B leases. Type A and Type B leases have unique accounting and disclosure requirements. Existing sale-leaseback guidance, including guidance for real estate, will be replaced with a new model applicable to both lessees and lessors. The new guidance will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. Management is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

NOTE 2 – BUSINESS COMBINATION

On December 12, 2014, CresCom Bank purchased 13 branches from First Community Bank. In accordance with the Purchase and Assumption Agreement, dated as of August 6, 2014, by and between First Community Bank and CresCom Bank (the “P&A Agreement”), CresCom Bank acquired approximately $215.1 million of deposits, approximately $70.9 million of performing loans and the bank facilities and certain other assets of the acquired branches. In consideration of the purchased assets and transferred liabilities, CresCom Bank paid (a) the recorded investment of the loans acquired, (b) the net book value, or approximately $6.6 million, for the bank facilities and certain assets located at the acquired branches, (c) a deposit premium of 3.25% on substantially all of the deposits assumed, which equated to approximately $6.5 million. The acquisition settled by First Community Bank paying cash of $131.1 million to CresCom Bank for the difference between these amounts and the total deposits assumed.

The purchase was accounted for under the acquisition method in accordance with ASC 805, “Business Combinations,” and accordingly the assets and liabilities were recorded at their fair values on the date of acquisition. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values become available. We made no adjustments to our Day 1 fair values during 2015.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

December 12, 2014	Acquired Book Value	Fair Value Adjustments		Amount Recorded
	(In thousands)	(In thousands)		(In thousands)
Assets
Cash and cash equivalents	$131,135	$—		$131,135
Loans receivable	70,906	(940	) (1)	69,966
Premises and equipment	6,608	4,102	(2)	10,710
Accrued interest receivable	158	—		158
Core deposit intangible	—	3,175	(3)	3,175
Other assets	53	—		53
Total assets acquired	$208,860	$6,337		$215,197

Liabilities
Deposits	$215,121	$—		$215,121
Accrued interest payable	42	—		42
Other liabilities	34	—		34
Total liabilities assumed	$215,197	$—		$215,197

Explanation of Fair Value Adjustments

(1)	The fair value adjustment on loans relates to the interest rate and credit adjustments applied to the loan portfolio. The interest rate adjustment is calculated by analyzing the gain or loss based on movements in interest rates since origination of loans within the portfolio. The credit adjustment utilizes assumptions regarding the underlying probability of default and loss given default of the loan portfolio by risk characteristics such as risk grade and segment type. The combination of these adjustments will be accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan. The Company hired an independent consulting firm to assist in the determination of the fair value of the loan portfolio.

(2)	The fair value adjustment represents the difference between the fair value of the acquired branches and the book value of the assets acquired. The Company utilized third party appraisals to assist in the determination of the fair value.

(3)	The fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over the average life of the core deposit base, which is estimated to be 10 years.

The following table presents loans acquired at the acquisition date summarized by category:

	At December 12, 2014
		% of Total
	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$20,675	29.55%
Home equity	3,833	5.48%
Commercial real estate	18,179	25.98%
Construction and development	20,926	29.91%
Consumer loans	3,220	4.60%
Commercial business loans	3,133	4.48%
Total loans receivable, at fair value	$69,966	100.00%

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

As the transaction occurred on December 12, 2014, the amount of revenue and earnings included in the consolidated income statement were deemed immaterial. Furthermore, it was concluded that it would be impracticable to provide revenue and earnings of the combined entity as if the acquisition date for the business combination had been as of the beginning of the annual reporting period for several reasons. The branches acquired were only a portion of the seller’s branch network; therefore, historical and pro forma statements of revenue and earnings for the branches acquired would not accurately reflect all of the overhead and other administrative expenses associated with operating them as a stand-alone branch network. Also, the loans acquired only represent a sub-set of the loans as the remaining loans not purchased were still subject to loss-share protection (cannot be sold). Finally, the seller would not be able to provide accurate, historical information regarding the revenue and earnings of the acquired branches to facilitate appropriate presentation. As such, no historical or pro forma financial statements are provided.

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

NOTE 3 - CORE DEPOSIT INTANGIBLES

In connection with business combinations, the Company records core deposit intangibles, representing the value of the acquired core deposit base. As of December 31, 2015 and 2014, core deposit intangible was $3.0 million and $3.3 million, respectively. Core deposit intangibles are amortized straight line ranging up to ten years.

Amortization expense (in thousands) for core deposit intangible is expected to be as follows.

Year 1	$343
Year 2	343
Year 3	343
Year 4	343
Year 5	343
Thereafter	1,246
Total	$2,961

Amortization expense of $343,000 and $47,000 related to the core deposit intangible was recognized in 2015 and 2014, respectively.

NOTE 4 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments securities available-for-sale and held-to-maturity at December 31, 2015 and 2014 follows:

	At December 31,
	2015				2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Municipal securities	$60,603	1,885	(13)	62,475	43,119	1,621	(23)	44,717
US government agencies	7,015	81	—	7,096	4,770	—	(22)	4,748
Collateralized loan obligations	38,957	8	(207)	38,758	25,883	11	(22)	25,872
Mortgage-backed securities:
Agency	112,608	1,370	(123)	113,855	122,727	2,856	(41)	125,542
Non-agency	75,415	580	(459)	75,536	49,936	1,065	(163)	50,838
Total mortgage-backed securities	188,023	1,950	(582)	189,391	172,663	3,921	(204)	176,380
Trust preferred securities	11,374	1,145	(3,765)	8,754	—	—	—	—
Total	$305,972	5,069	(4,567)	306,474	246,435	5,553	(271)	251,717

Securities held-to-maturity:
Municipal securities	$17,053	912	—	17,965	16,787	882	(17)	17,652
Trust preferred securities	—	—	—	—	8,757	3,125	(2,149)	9,733
Total	$17,053	912	—	17,965	25,544	4,007	(2,166)	27,385

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

The following table presents unrealized losses related to the trust preferred securities that were recognized within other comprehensive income at the time of transfer to held-to-maturity as well as the unrealized gains and losses that are not presented in other comprehensive income for December 31, 2014.

	At December 31, 2014

				Recognized in			Not Recognized
				OCI			in OCI
				Gross Unrealized			Gross Unrealized
	Purchased	Cumula-							Estimated	Collateral-
	Face	tive	Carrying			Amortized			Fair	ization
	Value	OTTI	Value	Gains	Losses	Cost	Gains	Losses	Value	Percentage
	(In thousands)
Held-to-Maturity:
Trust Preferred Securities
Total A-Class	$2,381	—	2,381	—	(558)	1,823	336	(75)	2,084	17 5% - 3 7 8%
Total B-Class	11,718	(2,635)	9,083	—	(2,458)	6,625	1,788	(2,074)	6,339	9 6% - 111%
Total C-Class	2,727	(1,340)	1,387	—	(1,078)	309	1,001	—	1,310	9 2% - 9 2%
	$16,826	(3,975)	12,851	—	(4,094)	8,757	3,125	(2,149)	9,733

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

As of December 31, 2015, $0.8 million of the pooled trust preferred securities were investment grade and $8.0 million were below investment grade. As of December 31, 2014, $0.9 million of the pooled trust preferred securities were investment grade, $1.0 million were split-rated, and the remaining $6.9 million were below investment grade. In terms of risk-based capital calculation, the Company allocates additional risk-based capital to the below investment grade securities.

As of December 31, 2015, senior tranches represent $764,000 of the Company’s pooled securities, while mezzanine tranches represented $8.0 million. All of the $8.0 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance. As of December 31, 2014, senior tranches represent $1.8 million of the Company’s pooled securities, while mezzanine tranches represented $7.0 million. All of the $7.0 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2015 follows:

	2015
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
One to five years	$264	269
Six to ten years	30,453	30,736
After ten years	275,255	275,469
Total	$305,972	306,474

Securities held-to-maturity:
One to five years	$430	441
Six to ten years	4,397	4,482
After ten years	12,226	13,042
Total	$17,053	17,965

The contractual maturity dates of the securities were used for this table. No estimates were made to anticipate principal repayments.

Sales of investment securities available-for-sale for the years ended December 31, 2015 and 2014 are as follows.

	For the Years
	Ended December 31,
	2015	2014
	(In thousands)
Proceeds	$105,840	74,901

Realized gains	1,639	1,251
Realized losses	(146)	(167)
Total investment securities gains, net	$1,493	1,084

At December 31, 2015, the Company has pledged $76.4 million of securities for FHLB advances. See Note 11 – Short-Term Borrowed Funds for further discussion.

At December 31, 2015, the Company has pledged $13.4 million of securities to secure public agency funds.

The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 are as follows:

	At December 31, 2015
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$2,579	2,566	(13)	—	—	—	2,579	2,566	(13)
Collateralized loan obligations	24,289	24,130	(159)	9,706	9,658	(48)	33,995	33,788	(207)
Mortgage-backed securities:
Agency	22,528	22,416	(112)	804	793	(11)	23,332	23,209	(123)
Non-agency	27,724	27,432	(292)	12,242	12,075	(167)	39,966	39,507	(459)
Total mortgage-backed securities	50,252	49,848	(404)	13,046	12,868	(178)	63,298	62,716	(582)
Trust preferred securities	—	—	—	8,803	5,038	(3,765)	8,803	5,038	(3,765)
Total	$77,120	76,544	(576)	31,555	27,564	(3,991)	108,675	104,108	(4,567)

The gross unrealized losses and fair value of the Company’s investments available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 are as follows:

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

Held-to-maturity -
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

At December 31, 2015 and 2014, the Company had 45 and 26, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, mortgage-backed securities (agency and non-agency), and trust preferred securities summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows as needed, and determined that no OTTI expense was necessary during 2015 or 2014.

The Company had 1 municipal security and 4 trust preferred securities within the held-to-maturity portfolio that were in an unrealized loss position at December 31, 2014. There were no securities held-to-maturity in an unrealized loss position at December 31, 2015.

To determine the fair value for trust preferred securities, cash flow models are provided by a third-party pricing service. Impairment testing is performed on a quarterly basis using a detailed cash flow analysis for each security. The major assumptions used during the impairment test are described in the subsequent paragraph.

In 2009, the Company adopted a four year “burst” scenario for its modeled default rates (2010 - 2015) that replicated the default rates for the banking industry from the four peak years of the Savings and Loan crisis, which then reduced to 0.25% annually. The last year of the elevated default rate was 2014. The constant default rate used by the Company is now 0.25% annually. All issuers that were currently in deferral were presumed to be in default. Additionally, all defaults are assumed to have a 15% recovery after two years and 1% of the pool is presumed to prepay annually. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR forward interest rate curve.

Management believes that there are no additional securities other-than-temporarily impaired at December 31, 2015. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

The following table presents detail of non-marketable investments at December 31, 2015 and 2014.

	At December 31,
	2015	2014
	(In thousands)
Community Reinvestment Act fund	$1,295	1,277
SBIC Investments	1,513	567
Investment in Statutory Business Trusts	465	465
Total other investments	3,273	2,309

Federal Home Loan Bank stock	9,919	5,405
Non-marketable investments	$13,192	7,714

The Company, as a member of the FHLB, is required to own capital stock in the FHLB based generally upon a membership-based requirement and an activity-based requirement. FHLB capital stock is pledged to secure FHLB advances. No secondary market exists for this stock, and it has no quoted market price. However, redemption through the FHLB of this stock has historically been at par value.

For additional information regarding the investments in statutory business trust, see Note 12-Long Term Debt.

NOTE 5 – DERIVATIVES

In the ordinary course of business, the Company enters into various types of derivative transactions. The Company’s primary uses of derivative instruments are related to the mortgage banking activities. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivative instruments not related to mortgage banking activities primarily relate to interest rate swap agreements.

The derivative positions of the Company at December 31, 2015 and 2014 are as follows:

	At December 31,
	2015		2014
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$180	30,000	—	—
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	1,246	143,318	1,122	106,440
Mortgage loan forward sales commitments	340	31,513	567	27,292
Mortgage-backed securities forward sales commitments	179	105,014	—	—
Total derivative assets	$1,945	309,845	1,689	133,732

Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	$306	10,000	530	20,000
Mortgage-backed securities forward sales commitments	—	—	506	93,000
Total derivative liabilities	$306	10,000	1,036	113,000

Non-Designated Hedges

Derivative Loan Commitments and Forward Sales Commitments

The Company enters into mortgage loan commitments that are also referred to as derivative loan commitments, if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that these loans will subsequently be sold in the secondary market.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments typically decreases. Conversely, if interest rates decrease, the value of these loan commitments typically increases.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

With a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor to compensate the investor for the shortfall.

With a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower). The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.

Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability on the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in mortgage banking income within the noninterest income in the consolidated statements of operations.

Interest Rate Swaps

The Company enters into interest rate swaps that do not meet the hedge accounting requirements and are recorded at fair value as a derivative asset or liability. Interest rate swaps that are not designated as hedges are primarily used to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches. Fair value changes are recognized in noninterest income as “fair value adjustment on interest rate swaps”. As of December 31, 2015, the Company had two outstanding stand-alone interest rate derivatives with a notional value of $10.0 million and a weighted average remaining term of 7.18 years.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using certain interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The Company has entered into forward starting interest rate swaps to reduce the exposure to variability in interest-related cash outflows attributable to changes in forecasted LIBOR based FHLB borrowings. These derivative instruments are designated as cash flow hedges. The hedged item is the LIBOR portion of the series of future short-term fixed rate borrowings over the term of the interest rate swap. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The Company tests for hedging effectiveness on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company has not recorded any hedge ineffectiveness since inception.

As of December 31, 2015, the Company had two outstanding interest rate derivatives with a notional value of $30.0 million that were designated as cash flow hedges of interest rate risk with a weighted average remaining term of 9.84 years.

Risk Management Objective of Using Derivatives

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

NOTE 6 - LOANS RECEIVABLE, NET

Loans receivable, net at December 31, 2015 and 2014 are summarized by category as follows:

	At December 31,
	2015		2014
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$343,686	37.23%	252,819	32.48%
Home equity	23,303	2.52%	27,547	3.54%
Commercial real estate	342,395	37.10%	317,912	40.85%
Construction and development	91,713	9.94%	92,008	11.82%
Consumer loans	5,181	0.56%	5,675	0.73%
Commercial business loans	116,737	12.65%	82,305	10.58%
Total gross loans receivable	923,015	100.00%	778,266	100.00%
Less:
Allowance for loan losses	10,141		9,035
Deferred fees, net	292		1,109
Total loans receivable, net	$912,582		768,122

Included in the loan totals at December 31, 2015 and 2014 were $64.1 million and $80.2 million, respectively, in acquired loans. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Subsequent to the purchase date and after any credit discounts have been fully used, the methods utilized to estimate the required allowance for loan losses are the same as originated loans.

See Note 2 “Business Combinations” for additional information regarding acquired loans.

The composition of gross loans outstanding by rate type is as follows:

	At December 31,
	2015		2014
	(Dollars in thousands)

Variable rate loans	$399,108	43.24%	337,802	43.40%
Fixed rate loans	523,907	56.76%	440,464	56.60%
Total loans outstanding	$923,015	100.00%	778,266	100.00%

The following table presents activity in the allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	At December 31, 2015
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2015	$2,888	221	3,283	1,069	30	1,430	114	9,035
Provision for loan losses	489	(220)	(231)	(320)	(21)	(3)	306	—
Charge-offs	(1,050)	—	—	(90)	(20)	(70)	—	(1,230)
Recoveries	576	150	350	479	38	743	—	2,336
Balance at December 31, 2015	$2,903	151	3,402	1,138	27	2,100	420	10,141

	At December 31, 2014
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2014	$2,472	231	2,855	1,418	42	339	734	8,091
Provision for loan losses	338	(10)	356	(634)	(59)	629	(620)	—
Charge-offs	(80)	—	(28)	(172)	(24)	(59)	—	(363)
Recoveries	158	—	100	457	71	521	—	1,307
Balance at December 31, 2014	$2,888	221	3,283	1,069	30	1,430	114	9,035

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
At December 31, 2015:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$15	—	343	120	—	9	—	487
Collectively evaluated for impairment	2,888	151	3,059	1,018	27	2,091	420	9,654
	$2,903	151	3,402	1,138	27	2,100	420	10,141

Loans receivable ending balances:
Individually evaluated for impairment	$3,968	—	12,499	500	65	482	—	17,514
Collectively evaluated for impairment	339,718	23,303	329,896	91,213	5,116	116,255	—	905,501
Total loans receivable	$343,686	23,303	342,395	91,713	5,181	116,737	—	923,015

At December 31, 2014:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$364	—	30	90	1	—	—	485
Collectively evaluated for impairment	2,524	221	3,253	979	29	1,430	114	8,550
	$2,888	221	3,283	1,069	30	1,430	114	9,035

Loans receivable ending balances:
Individually evaluated for impairment	$3,249	63	11,606	267	30	1,730	—	16,945
Collectively evaluated for impairment	249,570	27,484	306,306	91,741	5,645	80,575	—	761,321
Total loans receivable	$252,819	27,547	317,912	92,008	5,675	82,305	—	778,266

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories as of December 31, 2015 and 2014. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At and for the Year Ended December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,175	5,572	—	3,106	225
Home equity	—	28	—	59	32
Commercial real estate	10,681	11,226	—	11,003	698
Construction and development	25	1,863	—	225	1
Consumer loans	65	362	—	181	40
Commercial business loans	473	1,668	—	1,304	208
	14,419	20,719	—	15,878	1,204

With an allowance recorded:
Loans secured by real estate:
One-to-four family	793	793	15	522	25
Home equity	—	—	—	—	—
Commercial real estate	1,818	1,818	343	838	24
Construction and development	475	475	120	245	12
Consumer loans	—	—	—	—	—
Commercial business loans	9	9	9	66	3
	3,095	3,095	487	1,671	64

Total:
Loans secured by real estate:
One-to-four family	3,968	6,365	15	3,628	250
Home equity	—	28	—	59	32
Commercial real estate	12,499	13,044	343	11,841	722
Construction and development	500	2,338	120	470	13
Consumer loans	65	362	—	181	40
Commercial business loans	482	1,677	9	1,370	211
	$17,514	23,814	487	17,549	1,268

	At and for the Year Ended December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,008	3,731	—	5,144	128
Home equity	63	410	—	4	1
Commercial real estate	11,346	11,892	—	16,939	1,293
Construction and development	—	1,733	—	348	(26)
Consumer loans	29	506	—	23	11
Commercial business loans	1,730	2,927	—	2,405	275
	15,176	21,199	—	24,863	1,682

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,241	1,241	364	673	29
Home equity	—	—	—	—	—
Commercial real estate	260	260	30	265	19
Construction and development	267	267	90	184	1
Consumer loans	1	1	1	4	1
Commercial business loans	—	—	—	—	—
	1,769	1,769	485	1,126	50

Total:
Loans secured by real estate:
One-to-four family	3,249	4,972	364	5,817	157
Home equity	63	410	—	4	1
Commercial real estate	11,606	12,152	30	17,204	1,312
Construction and development	267	2,000	90	532	(25)
Consumer loans	30	507	1	27	12
Commercial business loans	1,730	2,927	—	2,405	275
	$16,945	22,968	485	25,989	1,732

The Company was not committed to advance additional funds in connection with impaired loans as of December 31, 2015 or 2014.

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of December 31, 2015 and 2014.

	At December 31, 2015
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
	(In thousands)
30-59 days past due	$—	—	—	—	1	50	51
60-89 days past due	275	—	182	—	—	—	457
90 days or more past due	1,960	—	235	499	25	—	2,719
Total past due	2,235	—	417	499	26	50	3,227
Current	341,451	23,303	341,978	91,214	5,155	116,687	919,788
Total loans receivable	$343,686	23,303	342,395	91,713	5,181	116,737	923,015

	At December 31, 2014
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
	(In thousands)
30-59 days past due	$336	18	260	60	21	27	722
60-89 days past due	188	—	—	—	6	—	194
90 days or more past due	1,589	—	333	267	6	—	2,195
Total past due	2,113	18	593	327	33	27	3,111
Current	250,706	27,529	317,319	91,681	5,642	82,278	775,155
Total loans receivable	$252,819	27,547	317,912	92,008	5,675	82,305	778,266

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

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at December 31, 2015 and 2014.

	At December 31,
	2015	2014
	(In thousands)
Loans secured by real estate:
One-to-four family	$2,032	1,720
Home equity	—	63
Commercial real estate	1,686	333
Construction and development	499	267
Consumer loans	50	12
Commercial business loans	35	39
	$4,302	2,434

There were no loans past due 90 days or more and still accruing at December 31, 2015 or 2014.

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of December 31, 2015 and 2014.

	At December 31, 2015
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$340,905	23,303	332,320	91,051	5,133	115,664	908,376
Special Mention	535	—	8,242	172	—	919	9,868
Substandard	2,246	—	1,833	490	48	154	4,771
Total loans receivable	$343,686	23,303	342,395	91,713	5,181	116,737	923,015

Performing	$341,654	23,303	340,709	91,214	5,131	116,702	918,713
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	2,032	—	1,686	499	50	35	4,302
Total nonperforming	2,032	—	1,686	499	50	35	4,302
Total loans receivable	$343,686	23,303	342,395	91,713	5,181	116,737	923,015

	At December 31, 2014
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$249,781	27,484	307,283	91,441	5,662	81,499	763,150
Special Mention	1,318	—	10,037	300	1	217	11,873
Substandard	1,720	63	592	267	12	589	3,243
Total loans receivable	$252,819	27,547	317,912	92,008	5,675	82,305	778,266

Performing	$251,099	27,484	317,579	91,741	5,663	82,266	775,832
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	1,720	63	333	267	12	39	2,434
Total nonperforming	1,720	63	333	267	12	39	2,434
Total loans receivable	$252,819	27,547	317,912	92,008	5,675	82,305	778,266

Activity in loans to officers, directors and other related parties for the years ended December 31, 2015 and 2014 is summarized as follows:

	At December 31,
	2015	2014
	(In thousands)

Balance at beginning of year	$12,233	12,932
New loans	5,986	3,735
Repayments	(6,352)	(4,434)
Balance at end of year	$11,867	12,233

In management’s opinion, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated person and generally do not involve more than the normal risk of collectability.

Loans serviced for the benefit of others under loan participation arrangements amounted to $1.5 million and $1.7 million at December 31, 2015 and 2014, respectively.

Troubled Debt Restructurings

There was one relationship totaling fourteen loans designated as a troubled debt restructuring during the year ended December 31, 2015. All loans within this relationship were designated as a troubled debt restructuring due to a change in payment structure. Eleven loans were within the one-to-four family loan segment with a pre-modification and post-modification recorded investment of $749,000. Two loans were within the commercial real estate loan segment with a pre-modification and post-modification recorded investment of $147,000. One loan was within the commercial and industrial loan segment with a pre-modification and post-modification recorded investment of $14,000.

During the year ended December 31, 2014, one commercial business loan was designated as a troubled debt restructuring due to a modification to extend terms on the note. The pre-modification and post-modification balance was $589,000.

No loans restructured in the twelve months prior to December 31, 2015 or 2014 went into default during the period ended December 31, 2015 or 2014.

At December 31, 2015, there were $13.3 million in loans designated as troubled debt restructurings of which $13.2 million were accruing. At December 31, 2014, there were $14.3 million in loans designated as troubled debt restructurings of which $14.3 million were accruing.

NOTE 7 - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, 2015 and 2014 consists of the following:

	At December 31,
	2015	2014
	(In thousands)
Land	$8,735	7,859
Buildings	20,772	19,311
Furniture, fixtures and equipment	13,300	12,437
Construction in process	110	678
Total premises and equipment	42,917	40,285
Less: accumulated depreciation	(10,355)	(9,210)
Premises and equipment, net	$32,562	31,075

Depreciation expense included in operating expenses for the years ended December 31, 2015 and 2014 amounted to $1.8 million and $1.2 million, respectively. Remaining estimated costs for completion of the construction in process are expected to be approximately $50,000. There was no interest capitalized during fiscal 2015 and 2014.

NOTE 8 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

Transactions in other real estate owned for the years ended December 31, 2015 and 2014 are summarized below:

	At December 31,
	2015	2014
	(In thousands)
Balance at beginning of year	$3,239	6,273
Additions	1,307	1,461
Sales	(2,172)	(3,969)
Write downs	—	(526)
Balance at end of year	$2,374	3,239

A summary of the composition of real estate acquired through foreclosure follows:

	At December 31,
	2015	2014
	(In thousands)
Real estate loans:
One-to-four family	$773	245
Commercial real estate	484	954
Construction and development	1,117	2,040
	$2,374	3,239

NOTE 9 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The value of mortgage servicing rights is included on the Company’s consolidated balance sheets. The unpaid principal balances of loans serviced for others were $2.0 billion and $1.9 billion, respectively, at December 31, 2015 and 2014.

The economic estimated fair values of mortgage servicing rights were $17.6 million and $15.7 million, respectively, at December 31, 2015 and 2014.

The estimated fair value of servicing rights at December 31, 2015 were determined using a net servicing fee of 0.26%, discount rates ranging from 11.86% to 12.86%, constant prepayment rate (“CPR”) from 7.93% to 8.82%, depending upon the stratification of the specific servicing right, and a weighted average delinquency rate of 1.36% as determined by a third party. The estimated fair value of servicing rights at December 31, 2014 were determined using a net servicing fee of 0.26%, discount rates ranging from 11.73% to 12.73%, constant prepayment rate (“CPR”) ranging from 10.00% to 11.10%, depending upon the stratification of the specific servicing right, and a weighted average delinquency rate of 1.35% as determined by a third party.

During 2014, servicing rights related to approximately $147.7 million of unpaid loan principal serviced for others were sold resulting in a net gain on sale of $775,000. No servicing rights previously held were sold in 2015.

The following summarizes the activity in mortgage servicing rights, along with the aggregate activity in the related valuation allowances, for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
MSR beginning balance	$10,181	10,908
Amount capitalized	3,238	1,868
Amount sold	—	(800)
Amount amortized	(1,986)	(1,795)
MSR ending balance	$11,433	10,181

There was no allowance for loss in fair value in mortgage servicing rights for the years ended December 31, 2015 and 2014.

Estimated amortization expense is presented below for the following subsequent years ended (in thousands):

Year 1	$2,115
Year 2	2,115
Year 3	1,829
Year 4	1,591
Year 5	1,514
After Year 5	2,269
Total	$11,433

The estimated amortization expense is based on current information regarding future loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

At December 31, 2015 and 2014, servicing related impound funds of approximately $22.8 million, and $26.1 million, respectively, representing both principal and interest due investors and escrows received from borrowers, are on deposit in custodial accounts and are included in noninterest-bearing deposits in the accompanying financial statements.

At December 31, 2015 and 2014, the Company had blanket bond and errors and omissions coverages of $5.0 million each.

NOTE 10 - DEPOSITS

Deposits outstanding by type of account at December 31, 2015 and 2014 are summarized as follows:

	At December 31,
	2015	2014
	(In thousands)
Noninterest-bearing demand accounts	$163,054	142,900
Interest-bearing demand accounts	158,581	183,550
Savings accounts	39,147	36,630
Money market accounts	223,906	246,116
Certificates of deposit:
Less than $250,000	428,067	335,740
$250,000 or more	18,773	19,254
Total certificates of deposit	446,840	354,994
Total deposits	$1,031,528	964,190

The aggregate amount of brokered certificates of deposit was $97.1 million and $77.3 million at December 31, 2015 and 2014, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $51.5 million and $44.8 million at December 31, 2015 and 2014, respectively.

The amounts and scheduled maturities of certificates of deposit at December 31, 2015 and 2014 are as follows:

	At December 31,
	2015	2014
	(In thousands)
Maturing within one year	$231,315	157,849
Maturing one through three years	131,625	96,029
Maturing after three years	83,900	101,116
	$446,840	354,994

Included in the schedules above were deposits assumed as part of branch acquisitions during 2014. See Note 2 “Business Combinations” for further details regarding the types and balances of deposits assumed.

The Company has pledged $13.4 million of securities as of December 31, 2015 to secure public agency funds.

NOTE 11 – SHORT-TERM BORROWED FUNDS

Short-term borrowed funds at December 31, 2015 and 2014 are summarized as follows:

	At December 31,
	2015		2014
		Interest		Interest
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Short-term FHLB advances	$120,000	0.28%-0.64%	57,500	0.19%-0.56%
Subordinated debenture, due 2015	—	—	300	2.68%
Total short-term borrowed funds	$120,000		57,800

Lines of credit with the FHLB are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements resulting in approximately $273.6 million of collateral for these advances. In addition, at December 31, 2015, the Company has pledged securities with a fair value of $76.4 million for these advances. At December 31, 2015, the Company had FHLB advances of $208 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $77.4 million.

Lines of credit with the Federal Reserve Bank (“FRB”) are based on collateral pledged. The Company has pledged approximately $168.5 million of certain non-mortgage commercial, acquisition and development, and lot loan portfolios under blanket lien agreements to the FRB. At December 31, 2015 the Company had lines available with the FRB for $84.3 million. At December 31, 2015 the Company had no FRB advances outstanding.

NOTE 12 – LONG-TERM DEBT

Long-term debt at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015
		Interest
	Balance	Rate
	(Dollars in thousands)
Long-term FHLB advances, due 2017 through 2021	$88,000	0.35%-4.00%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.38%
Total long-term debt	$103,465

	December 31, 2014
		Interest
	Balance	Rate
	(Dollars in thousands)
Long-term FHLB advances, due 2016 through 2021	$45,000	1.20%-4.00%
Subordinated debentures, due 2016 through 2020	1,275	2.68%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.28%
Total long-term debt	$61,740

The following table presents the scheduled repayments of long-term debt as of December 31, 2015.

2016	$—
2017	45,000
2018	18,000
2019	5,000
2020	—
Thereafter	35,465
Total	$103,465

As of December 31, 2015, there were no principal amounts callable by the FHLB on advances.

At December 31, 2015 and 2014, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15.0 million. The trust preferred securities have floating interest rates ranging from 3.38% to 3.75% at December 31, 2015 and maturities ranging from December 31, 2032 to January 7, 2034. The principal assets of the Trusts are $15.5 million of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company.

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

As currently defined by the FRB, the Company had $15.0 million of long-term debt that qualified as Tier 1 capital at December 31, 2015 and 2014. The Company had $675,000 of long-term debt that qualified as Tier 2 capital at December 31, 2014. There was no long-term debt that qualified as Tier 2 capital at December 31, 2015.

NOTE 13 - INCOME TAXES

Income tax expense for the years ended December 31, 2015 and 2014 consists of the following:

	For the Years
	Ended December 31,
	2015	2014
	(In thousands)
Current income tax expense
Federal	$6,722	2,331
State	645	229
	7,367	2,560
Deferred income tax expense (benefit)
Federal	(307)	752
State	—	136
	(307)	888
Total income tax expense	$7,060	3,448

A reconciliation from expected Federal tax expense to actual income tax expense for the years ended December 31, 2015 and 2014 using the base federal tax rates of 35% follows:

	For the Years
	Ended December 31,
	2015	2014
	(In thousands)
Computed federal income taxes	$7,518	4,116
State income tax, net of federal benefit	391	190
Tax exempt interest	(731)	(497)
Change in valuation allowance	44	73
Cash surrender value of life insurance	(254)	(256)
Other, net	92	(178)
Total income tax expense	$7,060	3,448

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2015 and 2014:

	At December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Loan loss reserve	$3,722	3,204
Tax vs. book gain on loans held for sale	13	46
Debt issuance costs	85	86
Net operating loss carryforwards	289	246
Reserve for mortgage repurchase losses	1,448	1,827
OREO write-downs	264	368
Stock based compensation	295	144
Loan fees	(56)	171
Reserve for miscellaneous losses	209	223
Other	947	392
	7,216	6,707
Valuation allowance	(289)	(245)
Total gross deferred tax assets	6,927	6,462
Deferred tax liabilities:
Depreciation	(1,454)	(1,296)
Unrealized gain on securities available for sale	(200)	(451)
Total gross deferred tax liabilities	(1,654)	(1,747)
Deferred tax assets, net	$5,273	4,715

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

A portion of the annual change in the net deferred income tax asset relates to unrealized gains and losses on debt and equity securities. The deferred income tax (benefit) related to the unrealized gains and losses on debt and equity securities of ($251,000) and $1.8 million for the years ended December 31, 2015 and 2014, respectively, was recorded directly to stockholders’ equity as a component of accumulated other comprehensive income. The balance of the change in the net deferred tax asset of $307,000 of deferred tax and $888,000 of deferred tax for the years ended December 31, 2015 and 2014, respectively, is reflected as a deferred income tax expense in the consolidated statement of operations. The valuation allowances relate to state net operating loss carry-forwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. The Company’s federal income tax returns were examined for the years 2008 through 2010. No changes were proposed. Tax returns for 2012 and subsequent years are subject to examination by taxing authorities. The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC Topic 740.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease certain office facilities under non-cancellable operating lease agreements expiring on various dates through the year 2021. Some of these leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of the renewal options are dependent on future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

Future minimum lease payments (in thousands), by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms in excess of on year are as follows:

Year 1	$1,013
Year 2	870
Year 3	831
Year 4	568
Year 5	458
After Year 5	69
Total	$3,809

The Company’s rental expense for its office facilities for the years ended December 31, 2015, and 2014 totaled $1.0 million, and $729,000, respectively

In the course of ordinary business, the Company is, from time to time, named a party to legal actions and proceedings, primarily related to the collection of loans and foreclosed assets. In accordance with generally accepted accounting principles, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves.

NOTE 15 – STOCK-BASED COMPENSATION

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

On January 15, 2015, the Board of Directors of the Company declared a two-for-one stock split to stockholders of record dated February 10, 2015, payable on February 28, 2015.

On October 15, 2015, the Board of Directors of the Company declared an additional two-for-one stock split to stockholders of record as of October 31, 2015, payable on November 14, 2015.

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

The Company has adopted the 2002 Stock Option Plan for issuance by the Company upon the grant of stock options or limited rights, of which 3,360 are outstanding. The plan provided for the grant of options to key employees and Directors as determined by the Board of Directors. No additional options can be awarded under this plan and all options have vested. The options vest ratably over a five-year period and have a ten-year term, both of which begin at the date of grant.

The Company adopted the 2006 Recognition and Retention Plan under which an aggregate of 288,000 shares of common stock have been reserved for issuance by the Company. The plan provides for the grant of stock to key employees and Directors of the Company and its subsidiaries. The non-vested common stock vests ratably over a five-year period. No restricted common stock of the Company was granted during fiscal 2014 and 2015 from this plan. As of December 31, 2015, a total of 271,200 shares have been awarded under the plan, of which all have vested.

The Company has adopted a 2013 Equity Incentive Plan under which an aggregate of 1,200,000 shares of common stock have been reserved for issuance by the Company. The plan provides for the grant of stock options and restricted stock awards to our officers, employees, directors, advisors, and consultants. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of the grant. The vesting period for both option grants, restricted stock grants, and restricted stock units will vary based on the timing of the grant. As of December 31, 2015 a total of 453,022 shares were remaining in the plan to be issued.

The expense recognition of employee stock option, restricted stock awards, and restricted stock units resulted in net expense of approximately $874,000, and $617,000 during the twelve months ended December 31, 2015, and 2014, respectively.

Information regarding the 2015 grants as well as other relevant disclosure related to the share-based compensation plans of the Company is presented below.

Stock Options

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock splits.

	At and For the Years Ended December 31,
	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	148,881	$4.53	153,633	$4.33
Granted	56,705	11.68	6,576	8.54
Exercised	(14,016)	3.46	(11,328)	4.72
Forfeited or expired	—	—	—	—
Outstanding at end of year	191,570	$6.61	148,881	$4.53

Options exercisable at end of year	131,578	$4.37	79,841	$4.48

The aggregate intrinsic value of 191,570 and 148,881 stock options outstanding at December 31, 2015 and 2014 was $2.1 million and $1.1 million, respectively. The aggregate intrinsic value of 131,578 and 79,841 stock options exercisable at December 31, 2015 and 2014 was $1.8 million and $574,000, respectively. Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.

Information pertaining to options outstanding at December 31, 2015 and 2014, is as follows:

	At December 31, 2015
	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$4.17	124,930	7.3	$4.17	124,930	$4.17
$8.03	3,360	0.8	8.03	3,360	8.03
$8.54	6,576	8.3	8.54	3,288	8.54
$11.58	55,504	9.1	11.58	—	—
$16.19	1,200	9.6	16.19	—	—
	191,570	7.8	$6.61	131,578	$4.37

	At December 31, 2014
	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$4.17	124,930	8.3	$4.17	62,465	$4.17
$5.00	14,015	0.4	5.00	14,016	5.00
$8.03	3,360	1.8	8.03	3,360	8.03
$8.54	6,576	9.3	8.54	—	8.54
	148,881	7.5	$4.53	79,841	$4.48

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period. The following weighted-average assumptions were used in valuing options issued during 2015 and 2014:

	2015	2014
Dividend yield	1%	1%
Expected life	6 years	8 years
Expected volatility	32%	32%
Risk-free interest rate	1.51%	2.42%

As of December 31, 2015, there was $148,000 of total unrecognized compensation cost related to non-vested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.84 years as of December 31, 2015.

Restricted Stock Grants

The Company from time-to-time also grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the stockholders of the Company by providing economic value directly related to increases in the value of the Company’s stock. These awards typically hold service requirements over various vesting periods. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants.

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

Nonvested restricted stock for the year ended December 31, 2015 and 2014 is summarized in the following table. All information has been retroactively adjusted for stock splits.

	At and For the Years Ended December 31,
	2015		2014
		Weighted		Weighted
		Average		Average
		Grant- Date		Grant- Date
Restricted stock grants	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	352,680	$4.86	411,840	$4.41
Granted	48,890	12.05	73,274	8.62
Vested	(104,365)	5.54	(130,034)	5.83
Forfeited	(11,400)	4.94	(2,400)	4.17
Nonvested at December 31	285,805	$5.87	352,680	$4.86

The vesting schedule of these shares as of December 31, 2015 is as follows:

Shares
2016	101,535
2017	151,435
2018	25,835
2019	7,000
2020	—
Thereafter	—
285,805

As of December 31, 2015, there was $966,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.7 years as of December 31, 2015.

Restricted Stock Units

The Company from time-to-time also grants performance restricted stock units (“RSUs”) to key employees. These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company. Performance RSU grants contain a two year performance period. The Company communicates the specific threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards and the holder does not have the right to vote the shares during the performance period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expenses on a straight-line basis typically over the period the performance target is to be achieved.

Nonvested RSUs for the year ended December 31, 2015 is summarized in the following table.

	At and For the Years Ended
	December 31, 2015
		Weighted
		Average
		Grant- Date
Restricted stock units	Shares	Fair Value
Nonvested at January 1	—	$—
Granted	25,392	11.58
Vested	—	—
Forfeited	(480)	11.58
Nonvested at December 31	24,912	$11.58

As of December 31, 2015, there was $151,000 of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.0 years as of December 31, 2015. There were no RSUs granted prior to 2015.

NOTE 16 – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans receivable - The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Further adjustments are made to reflect current market conditions. There is no discount for liquidity included in the expected cash flow assumptions. Loans receivable are classified within Level 3 of the valuation hierarchy.

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

Derivative instruments not related to mortgage banking activities interest rate swap agreements. Fair values for these instruments are based on quoted market prices, when available. As such, the fair value adjustments for derivatives with fair values based on quoted market prices are recurring Level 1.

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

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2015 and 2014 are as follows:

	At December 31, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$10,206	10,206	10,206	—	—
Interest-bearing cash	16,421	16,421	16,421	—	—
Securities available for sale	306,474	306,474	—	306,474	—
Securities held to maturity	17,053	17,965	—	17,965	—
Federal Home Loan Bank stock	9,919	9,919	—	—	9,919
Other investments	3,273	3,273	—	—	3,273
Derivative assets	1,945	1,945	180	1,765	—
Loans held for sale	41,774	41,774	—	41,774	—
Loans receivable, net	912,582	917,043	—	—	917,043
Cash value life insurance	28,082	28,082	—	28,082	—
Accrued interest receivable	4,333	4,333	—	4,333	—
Mortgage servicing rights	11,433	17,564	—	17,564	—

Financial liabilities:
Deposits	1,031,528	1,029,406	—	1,029,406	—
Short-term borrowed funds	120,000	119,880	—	119,880	—
Long-term debt	103,465	105,551	—	105,551	—
Derivative liabilities	306	306	306	—	—
Accrued interest payable	333	333	—	333	—

	At December 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$10,453	10,453	10,453	—	—
Interest-bearing cash	10,694	10,694	10,694	—	—
Securities available-for-sale	251,717	251,717	—	251,717	—
Securities held-to-maturity	25,544	27,385	—	17,652	9,733
Federal Home Loan Bank stock	5,405	5,405	—	—	5,405
Other investments	2,309	2,309	—	—	2,309
Derivative assets	1,689	1,689	—	1,689	—
Loans held for sale	40,912	39,729	—	39,729	—
Loans receivable, net	768,122	785,109	—	—	785,109
Cash value life insurance	21,532	21,532	—	21,532	—
Accrued interest receivable	3,628	3,628	—	3,628	—
Mortgage servicing rights	10,181	15,730	—	15,730	—

Financial liabilities:
Deposits	964,190	962,763	—	962,763	—
Short-term borrowed funds	57,800	57,745	—	57,745	—
Long-term debt	61,740	65,516	—	65,516	—
Derivative liabilities	1,036	1,036	530	506	—
Accrued interest payable	312	312	—	312	—

	At December 31,
	2015		2014
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$70,365	—	68,181	—
Standby letters of credit	1,357	—	1,982	—

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

Investment Securities Available-for-sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At December 31, 2015 and 2014, the Company’s investment securities available-for-sale are recurring Level 2.

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

Impaired Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis. Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. At December 31, 2015, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs.

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

Derivative instruments not related to mortgage banking activities include interest rate swap agreements. Fair values for these instruments are based on quoted market prices, when available. As such, the fair value adjustments for derivatives with fair values based on quoted market prices in an active market are recurring Level 1.

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

Mortgage Servicing Rights

A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. See Note 9 for a description of inputs for fair value of servicing rights as of December 31, 2015 and 2014.

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2015 and 2014:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2015
Available-for-sale investment securities:
Municipal securities	$—	62,475	—
US government agencies	—	7,096	—
Collateralized loan obligations	—	38,758	—
Trust preferred securities		8,754
Mortgage-backed securities:
Agency	—	113,855	—
Non-agency	—	75,536	—
Loans held for sale	—	41,774	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	180	—	—
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	—	1,246	—
Mortgage loan forward sales commitments	—	340	—
Mortgage-backed securities forward sales commitments	—	179	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	306	—	—
Total	$486	350,013	—

December 31, 2014
Available-for-sale investment securities:
Municipal securities	$—	44,717	—
US government agencies	—	4,748	—
Collateralized loan obligations	—	25,872
Mortgage-backed securities:
Agency	—	125,542	—
Non-agency	—	50,838	—
Loans held for sale	—	39,729	—
Derivative assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	—	1,122	—
Mortgage loan forward sales commitments	—	567	—
Derivative liabilities:	—	—	—
Non-hedging derivatives:
Mortgage-backed securities forward sales commitments	—	506	—
Interest rate swaps	530	—	—
Total	$530	293,641	—

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2015 and 2014:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2015
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,953
Commercial real estate	—	—	12,156
Construction and development	—	—	380
Consumer loans	—	—	65
Commercial business loans	—	—	473
Real estate owned:
One-to-four family	—	—	773
Commercial real estate	—	—	484
Construction and development	—	—	1,117
Mortgage servicing rights	—	—	17,564
Total	$—	—	36,965

December 31, 2014
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	2,885
Home equity	—	—	63
Commercial real estate	—	—	11,576
Construction and development	—	—	177
Consumer loans	—	—	29
Commercial business loans	—	—	1,730
Real estate owned:
One-to-four family	—	—	245
Commercial real estate	—	—	954
Construction and development	—	—	2,040
Mortgage servicing rights	—	—	15,730
Total	$—	—	35,429

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans that are deemed to be impaired are primarily valued at fair values of the underlying real estate collateral.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2015 and 2014
		Significant	Significant Unobservable
	Valuation Technique	Observable Inputs	Inputs
Impaired Loans	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 10% to 20% for sales commissions and other holding costs

Real estate owned	Appraisal Value/ Comparison Sales/ Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 10% to 20% for sales commissions and other holding costs

Mortgage Servicing Rights	Discounted cash flows	Comparable sales	Discount rates 12% - 13% - 2015 and 2014 Prepayment rate 8% - 9% - 2015 Prepayment rate 10% - 11% - 2014

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2015 and 2014, the Company had commitments to extend credit in the amount of $70.4 million and $68.2 million, respectively. At December 31, 2015 and 2014, the Company had standby letters of credit in the amount of $1.4 million and $2.0 million, respectively.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower and the letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2015, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential of undiscounted future payments related to standby letters of credit at December 31, 2015 was approximately $1.4 million.

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

The Company’s primary uses of derivative instruments are related to the mortgage banking activities. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivative instruments not related to mortgage banking activities primarily relate to interest rate swap agreements.

The Company’s derivative positions are presented with discussion in Note 5 - Derivatives.

NOTE 18 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan that covers substantially all employees of CresCom Bank, Carolina Services (“CFC Participants”) and Crescent Mortgage (“CMC Participants”). Participants may contribute up to the maximum allowed by the regulation. During fiscal 2015 and 2014, the Company matched 75% of an employee’s contribution up to 6.00% of the participant’s compensation of the CFC Participants and the CMC Participants. For the years ended December 31, 2015, and 2014, the Company made matching contributions of $474,000 and $415,000, respectively.

The Company had an arrangement with two executives whereby the Company made payments to an insurance company on behalf of the executives. The advance is treated as a loan to the executive and the cash surrender value of the payment to the insurance company is included in other assets in the accompanying consolidated statements of financial condition. The cash surrender value of the advance at December 31, 2015 and 2014 is $253,000 and $427,000, respectively. The executive is entitled to the increase in cash value above the Company’s original cash value insurance contributions. The executive pays the Company imputed interest on the loan balance and the increase in the cash value is recorded as compensation to the executives. The insurance policy premiums are paid in full by the executives. The executive is entitled to receive a $1.0 million death benefit and the Company will receive a $1.8 million death benefit. Since the executive pays the insurance premiums, the insurance proceeds would be taxable to the Company. During 2015, one of the executives ended their participation in the plan and received their portion of the cash value.

The Company incurred an aggregate payment of $40,000 and $180,000 paid on behalf of the executives for the period ended December 31, 2015 and 2014, respectively.

NOTE 19 - EARNINGS PER COMMON SHARE

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Basic earnings per common share exclude the effect of nonvested restricted stock. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted earnings per common share include the effects of outstanding stock options and restricted stock issued by the Company, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises and vesting were used to acquire shares of common stock at the average market price during the reporting period.

On January 15, 2015, the Board of Directors of the Company declared a two-for-one stock split to stockholders of record dated February 10, 2015, payable on February 28, 2015.

On October 15, 2015, the Board of Directors of the Company declared an additional two-for-one stock split to stockholders of record as of October 31, 2015, payable on November 14, 2015.

On June 22, 2015, the Board of Directors of the Company declared a six-for-five stock split representing a 20% stock dividend to stockholders of record as of July 15, 2015, payable on July 31, 2015.

All share, earnings per share, and per share data have been retroactively adjusted to reflect this stock split for all periods presented in accordance with generally accepted accounting principles.

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31, 2015 and 2014:

	December 31,
	2015		2014
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	9,537,358	9,537,358	9,314,048	9,314,048
Effect of dilutive securities	—	180,998	—	193,377
Average shares outstanding	9,537,358	9,718,356	9,314,048	9,507,425

The average market price used in calculating the dilutive securities under the treasury stock method for the years ended December 31, 2015 and 2014 $13.60 and $9.50, respectively.

For the years ended December 31, 2015 and 2014, 56,705 and 6,576 option shares, respectively, were excluded from the calculation of diluted earnings per share during the period because the exercise prices were greater than the average market price of the common shares, and therefore were deemed not to be dilutive.

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of December 31, 2015 and 2014 used for computing book value and tangible book value:

	As of December 31,
	2015	2014

Issued and outstanding shares	12,023,557	9,717,043
Less nonvested restricted stock awards	(285,805)	(365,160)
Period end dilutive shares	11,737,752	9,351,883

On December 14, 2015, the Company closed a public offering of 2,262,296 shares of its common stock with net proceeds of approximately $32.1 million after deducting underwriting discounts, commissions and offering expenses incurred by the Company.

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

In 2013, federal bank regulatory agencies issued a final rule that revises their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act.

The rule imposes higher risk-based capital and leverage requirements than those in place at the time the rule was issued. Specifically, the rule imposes the following minimum capital requirements:

●	A new Common Equity Tier 1 risk-based capital ratio of 4.5%

●	A Tier 1 risk-based capital ratio of 6% (increased from the previous 4% requirement),

●	A total risk-based capital ratio of 8% (unchanged from previous requirement),

●	A leverage ratio of 4% and

●	A new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations resulting in a leverage ratio requirement of 7% for such institutions

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a transition period. Finally, Common Equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election. The Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in the Bank’s Tier 1 capital.

The rule also includes changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019. While the ultimate impact of the fully phased-in capital standards on the Company and the Bank is being reviewed, we currently do not believe Basel III will have a material impact once fully implemented.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at December 31, 2015 and 2014 are as follows:

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2015
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$138,213	13.97%	44,527	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	153,213	15.48%	59,370	6.00%	N/A	N/A
Total capital (to risk weighted assets)	163,353	16.51%	79,160	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	153,213	11.23%	54,557	4.00%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	139,025	14.08%	44,442	4.50%	64,194	6.50%
Tier 1 capital (to risk weighted assets)	139,025	14.08%	59,256	6.00%	79,008	8.00%
Total capital (to risk weighted assets)	149,165	15.10%	79,008	8.00%	98,760	10.00%
Tier 1 capital (to total average assets)	139,025	10.21%	54,466	4.00%	68,082	5.00%

December 31, 2014
Carolina Financial Corporation
Tier 1 capital (to risk weighted assets)	$104,613	12.03%	34,787	4.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	114,323	13.15%	69,574	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	104,613	9.49%	44,079	4.00%	N/A	N/A

CresCom Bank
Tier 1 capital (to risk weighted assets)	103,319	11.90%	34,716	4.00%	52,074	6.00%
Total risk based capital (to risk weighted assets)	113,029	13.02%	69,433	8.00%	86,791	10.00%
Tier 1 capital (to total average assets)	103,319	9.40%	43,985	4.00%	54,981	5.00%

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

During the year ended December 31, 2015 and 2014, the Company paid dividend payments of $780,000 and $606,000 to stockholders.

NOTE 21 – SUPPLEMENTAL SEGMENT INFORMATION

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

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2015 and 2014:

	Community	Mortgage
For the Year Ended December 31, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$47,701	1,819	16	68	49,604
Interest expense	6,017	100	587	(100)	6,604
Net interest income (expense)	41,684	1,719	(571)	168	43,000
(Recovery of) provision for loan losses	(67)	67	—	—	—
Noninterest income from external customers	6,598	21,080	1	—	27,679
Intersegment noninterest income	4	81	7,072	(7,157)	—
Noninterest expense	25,497	15,789	7,913	—	49,199
Intersegment noninterest expense	6,112	964	—	(7,076)	—
Income (loss) before income taxes	16,744	6,060	(1,411)	87	21,480
Income tax expense (benefit)	5,342	2,228	(544)	34	7,060
Net income (loss)	$11,402	3,832	(867)	53	14,420

Assets	$1,404,681	75,926	156,774	(227,712)	1,409,669
Loans receivable, net	908,227	17,783	—	(13,428)	912,582
Loans held for sale	3,466	38,308	—	—	41,774
Deposits	1,047,671	—	—	(16,143)	1,031,528
Borrowed funds	208,000	12,748	15,465	(12,748)	223,465

	Community	Mortgage
For the Year Ended December 31, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$36,075	1,455	16	110	37,656
Interest expense	5,061	28	541	(28)	5,602
Net interest income (expense)	31,014	1,427	(525)	138	32,054
(Recovery of) provision for loan losses	(61)	61	—	—	—
Noninterest income from external customers	4,084	17,017	47	—	21,148
Intersegment noninterest income	—	136	6,146	(6,282)	—
Noninterest expense	19,548	14,946	6,949	—	41,443
Intersegment noninterest expense	5,186	960	—	(6,146)	—
Income (loss) before income taxes	10,425	2,613	(1,281)	2	11,759
Income tax expense (benefit)	3,157	762	(472)	1	3,448
Net income (loss)	$7,268	1,851	(809)	1	8,311

Assets	$1,192,419	67,952	111,096	(172,450)	1,199,017
Loans receivable, net	764,881	10,808	—	(7,567)	768,122
Loans held for sale	1,547	39,365	—	—	40,912
Deposits	966,309	—	—	(2,119)	964,190
Borrowed funds	104,076	6,800	15,465	(6,801)	119,540

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements for the parent company are presented below:

Carolina Financial Corporation
Condensed Statements of Financial Condition

	At December 31,
	2015	2014
	(In thousands)
Assets:
Cash and cash equivalents	$13,240	519
Investment in bank subsidiary	140,672	107,407
Investment in non-bank subsidiaries	1,036	850
Investment in unconsolidated statutory business trusts	465	465
Securities available for sale	1	1
Other assets	519	295
Total assets	$155,933	109,537

Liabilities and stockholders’ equity:
Accrued expenses and other liabilities	609	372
Long-term debt	15,465	15,465
Stockholders’ equity	139,859	93,700
Total liabilities and stockholders’ equity	$155,933	109,537

Carolina Financial Corporation
Condensed Statements of Operations

	For the Years
	Ended December 31,
	2015	2014
	(In thousands)
Dividend income from banking subsidiary	$1,700	800
Interest income	16	16
Total income	1,716	816
Interest expense	587	541
General and administrative expenses	733	578
Total expenses	1,320	1,119
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	396	(303)
Income tax benefit	(501)	(415)
Income before equity in undistributed earnings of subsidiaries	897	112
Equity in undistributed earnings of CresCom Bank	13,587	8,320
Equity in undistributed (losses) of Carolina Services	(64)	(121)
Total equity in undistributed earnings of subsidiaries	13,523	8,199
Net income	$14,420	8,311

Carolina Financial Corporation
Condensed Statements of Cash Flows

	For the Years
	Ended December 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$14,420	8,311
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings in subsidiaries	(13,523)	(8,199)
Stock-based compensation	874	617
Stock awards	—	65
Vested stock awards surrendered in cashless exercise	(86)	—
Increase in other assets	(224)	(130)
Increase in other liabilities	237	200
Excess tax benefit in connection with equity awards	189	126
Net cash provided by operating activities	1,887	990
Cash flows from investing activities:
Equity contribution in bank subsidiaries	(20,000)	—
Equity contribution in non-bank subsidiaries	(250)	—
Net cash used in financing activities	(20,250)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	32,156	—
Proceeds from exercise of stock options	70	50
Cash dividends paid on common stock	(1,142)	(855)
Net cash used in financing activities	31,084	(805)
Net increase in cash and cash equivalents	12,721	185
Cash and cash equivalents, beginning of year	519	334
Cash and cash equivalents, end of year	$13,240	519

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Elliott Davis Decosimo, LLC, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part III, Item 15. Exhibits and Financial Statements under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for an Emerging Growth Company.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the years ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

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

CAROLINA FINANCIAL CORPORATION

Date: March 14, 2016	By:	/s/ Jerold L. Rexroad
Jerold L. Rexroad
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerold L. Rexroad	Chief Executive Officer and Director	March 14, 2016
Jerold L. Rexroad	(Principal Executive Officer)

/s/ William A. Gehman, III	Chief Financial Officer	March 14, 2016
William A. Gehman, III	(Principal Financial Officer
and Principal Accounting Officer)

/s/ G. Manly Eubank	Chairman of the Board of Directors	March 14, 2016
G. Manly Eubank

/s/ Howell V. Bellamy, Jr.	Director	March 14, 2016
Howell V. Bellamy, Jr.

/s/ W. Scott Brandon	Director	March 14, 2016
W. Scott Brandon

/s/ Robert G. Clawson, Jr.	Director	March 14, 2016
Robert G. Clawson, Jr.

/s/ Jeffery L. Deal	Director	March 14, 2016
Jeffery L. Deal, M.D.

/s/ Michael P. Leddy	Director	March 14, 2016
Michael P. Leddy

/s/ Robert M. Moïse	Director	March 14, 2016
Robert M. Moïse, CPA

/s/ David L. Morrow	Director	March 14, 2016
David L. Morrow

/s/ Thompson E. Penney	Director	March 14, 2016
Thompson E. Penney

/s/ Benedict P. Rosen	Director	March 14, 2016
Benedict P. Rosen

/s/ Claudius E. Watts IV	Director	March 14, 2016
Claudius E. Watts IV

/s/ Bonum S. Wilson, Jr.	Director	March 14, 2016
Bonum S. Wilson, Jr.

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Restated Certificate of Incorporation filed on August 31, 2015 (1)
3.3	Restated Bylaws (2)
4.1	See Exhibits 3.1 through 3.3 for provisions in Carolina Financial Corporation’s Certificate of Incorporation and Bylaws defining the rights of holders of common stock (1) (2)
4.2	Form of certificate of common stock (3)
10.1	Amended and Restated Employment Agreement by and between Crescent Bank and M.J. Huggins, III dated as of December 24, 2008 (3)(4)
10.2	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and M.J. Huggins, III dated September 21, 2012 (3)(4)
10.3	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and M.J. Huggins, III dated as of December 24, 2008 (3)(4)
10.4	Amended and Restated Employment Agreement by and between Crescent Bank and David Morrow dated as of December 24, 2008 (3)(4)
10.5	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and David Morrow dated as of September 19, 2012 (3)(4)
10.6	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and David Morrow dated as of December 24, 2008 (1)(2)
10.7	Employment Agreement by and between Carolina Financial Corporation and Jerold L. Rexroad dated as of May 1, 2008 (3)(4)
10.8	First Amendment to the Employment Agreement between Carolina Financial Corporation and Jerold L. Rexroad dated as of September 19, 2012 (3)(4)
10.9	Carolina Financial Corporation 2002 Stock Option Plan (3)
10.10	Carolina Financial Corporation 2006 Recognition and Retention Plan (3)(4)
10.11	Carolina Financial Corporation 2014 Equity Incentive Plan (3)(4)
10.12	Form of Carolina Financial Corporation Elite LifeComp Agreement (3)(4)
10.13	Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated January 1, 2004(3)
10.14	First Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 19, 2004 (3)
10.15	Second Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 1, 2006 (3)
10.16	Third Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of January 1, 2011 (1)
21.1	Subsidiaries of Carolina Financial Corporation (1)
23	Consent of Independent Registered Public Accounting Firm—Elliott Davis Decosimo, LLC
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014 ; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on August 31, 2015
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-4 filed on February 9, 2016
(3)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed on February 26, 2014.
(4)	Indicates management contracts or compensatory plans or arrangements.