Form 10-Q
period 2016-03-31
CAROLINA FINANCIAL CORP
filed 2016-05-09
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,035,184 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 9, 2016

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$10,894	10,206
Interest-bearing cash	19,413	16,421
Cash and cash equivalents	30,307	26,627
Securities available-for-sale (cost of $314,079 at March 31, 2016 and $305,972 at December 31, 2015)	314,323	306,474
Securities held-to-maturity (fair value of $18,029 at March 31, 2016 and $17,965 at December 31, 2015)	16,995	17,053
Federal Home Loan Bank stock, at cost	7,769	9,919
Other investments	3,519	3,273
Derivative assets	2,434	1,945
Loans held for sale	31,804	41,774
Loans receivable, net of allowance for loan losses of $10,233 at March 31, 2016 and $10,141 at December 31, 2015	953,788	912,582
Premises and equipment, net	32,507	32,562
Accrued interest receivable	4,504	4,333
Real estate acquired through foreclosure, net	1,091	2,374
Deferred tax assets, net	5,995	5,273
Mortgage servicing rights	11,946	11,433
Cash value life insurance	28,330	28,082
Core deposit intangible	2,875	2,961
Other assets	4,853	3,004
Total assets	$1,453,040	1,409,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$200,743	163,054
Interest-bearing deposits	927,029	868,474
Total deposits	1,127,772	1,031,528
Short-term borrowed funds	70,000	120,000
Long-term debt	98,465	103,465
Derivative liabilities	2,432	306
Drafts outstanding	1,695	2,154
Advances from borrowers for insurance and taxes	974	641
Accrued interest payable	350	333
Reserve for mortgage repurchase losses	3,605	3,876
Dividends payable to stockholders	362	361
Accrued expenses and other liabilities	4,995	7,146
Total liabilities	1,310,650	1,269,810
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued or outstanding	—	—
Common stock, par value $.01; 15,000,000 shares authorized at March 31, 2016 and December 31, 2015; 12,051,615 and 12,023,557 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	121	120
Additional paid-in capital	56,803	56,418
Retained earnings	86,110	82,859
Accumulated other comprehensive (loss) income, net of tax	(644)	462
Total stockholders’ equity	142,390	139,859
Total liabilities and stockholders’ equity	$1,453,040	1,409,669

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands, except share data)
Interest income
Loans	$11,085	9,463
Investment securities	2,152	1,894
Dividends from FHLB	97	78
Other interest income	26	22
Total interest income	13,360	11,457
Interest expense
Deposits	1,367	961
Short-term borrowed funds	105	66
Long-term debt	615	473
Total interest expense	2,087	1,500
Net interest income	11,273	9,957
Provision for loan losses	—	—
Net interest income after provision for loan losses	11,273	9,957
Noninterest income
Mortgage banking income	3,175	4,017
Deposit service charges	862	840
Net loss on extinguishment of debt	(9)	—
Net gain on sale of securities	417	471
Fair value adjustments on interest rate swaps	(281)	(595)
Net increase in cash value life insurance	229	178
Mortgage loan servicing income	1,388	1,308
Other	495	371
Total noninterest income	6,276	6,590
Noninterest expense
Salaries and employee benefits	7,150	6,963
Occupancy and equipment	1,842	1,784
Marketing and public relations	385	402
FDIC insurance	168	165
Provision for mortgage loan repurchase losses	(250)	(250)
Legal expense	49	177
Other real estate expense, net	20	67
Mortgage subservicing expense	423	395
Amortization of mortgage servicing rights	532	460
Merger related expenses	186	—
Other	1,763	2,012
Total noninterest expense	12,268	12,175
Income before income taxes	5,281	4,372
Income tax expense	1,638	1,359
Net income	$3,643	3,013

Earnings per common share:
Basic	$0.31	0.32
Diluted	$0.30	0.31
Weighted average common shares outstanding:
Basic	11,746,574	9,366,172
Diluted	11,978,801	9,612,035

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands)

Net income	$3,643	3,013

Other comprehensive income (loss), net of tax:
Unrealized gain on securities	179	630
Tax effect	(64)	(227)

Reclassification adjustment for gains included in earnings	(417)	(471)
Tax effect	150	170

Unrealized loss on interest rate swaps designated as cash flow hedges	(1,490)	—
Tax effect	536	—

Transfer from held-to-maturity to available for sale securities	—	1,171
Tax effect	—	(422)

Accretion of unrealized losses on held-to-maturity securities previously recognized in other comprehensive income	—	64
Tax effect	—	(23)

Other comprehensive income (loss), net of tax	(1,106)	892

Comprehensive income	$2,537	3,905

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)
Balance, December 31, 2014	9,717,043	$97	23,194	69,625	784	93,700
Stock awards	26,166	—	—	—	—	—
Stock options exercised	6,528	—	33	—	—	33
Stock-based compensation expense, net	—	—	225	—	—	225
Net income	—	—	—	3,013	—	3,013
Dividends declared to stockholders	—	—	—	(244)	—	(244)
Other comprehensive income, net of tax	—	—	—	—	892	892
Balance, March 31, 2015	9,749,737	$97	23,452	72,394	1,676	97,619

Balance, December 31, 2015	12,023,557	$120	56,418	82,859	462	139,859
Stock awards	29,994	1	—	—	—	1
Vested stock awards surrendered in cashless exercise	(1,936)	—	—	(30)	—	(30)
Excess tax benefit in connection with equity awards	—	—	15	—	—	15
Stock-based compensation expense, net	—	—	370	—	—	370
Net income	—	—	—	3,643	—	3,643
Dividends declared to stockholders	—	—	—	(362)	—	(362)
Other comprehensive loss, net of tax	—	—	—	—	(1,106)	(1,106)
Balance, March 31, 2016	12,051,615	$121	56,803	86,110	(644)	142,390

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$3,643	3,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of unearned discount/premiums on investments, net	903	735
Amortization of deferred loan fees	(122)	(251)
Amortization of core deposit intangibles	86	86
Gain on sale of available-for-sale securities, net	(417)	(471)
Mortgage banking income	(3,175)	(4,017)
Originations of loans held for sale	(204,477)	(244,143)
Proceeds from sale of loans held for sale	217,622	236,018
Loss on extinguishment of debt	9	—
Provision for mortgage loan repurchase losses	(250)	(250)
Mortgage loan losses paid, net of recoveries	(21)	(78)
Fair value adjustments on interest rate swaps	281	595
Stock-based compensation	370	225
Increase in cash surrender value of bank owned life insurance	(229)	(178)
Depreciation	472	427
(Gain) loss on disposals of premises and equipment	(1)	9
(Gain) loss on sale of real estate acquired through foreclosure	(5)	27
Originations of mortgage servicing rights	(1,045)	(640)
Amortization of mortgage servicing rights	532	460
(Increase) decrease in:
Accrued interest receivable	(171)	(405)
Other assets	(2,423)	1,208
Increase (decrease) in:
Accrued interest payable	17	20
Dividends payable to stockholders	1	1
Accrued expenses and other liabilities	(1,823)	(5,778)
Cash flows provided by (used in) operating activities	9,777	(13,387)

Continued

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(55,688)	(69,191)
Maturities, payments and calls	12,665	12,628
Proceeds from sales	34,478	27,151
Activity in held-to-maturity securities:
Purchases	—	(497)
Maturities, payments and calls	—	167
Increase in other investments	(228)	(334)
Decrease (increase) in Federal Home Loan Bank stock	2,150	(2,368)
Increase in loans receivable, net	(41,084)	(26,319)
Purchase of premises and equipment	(417)	(1,081)
Proceeds from disposals of premises and equipment	1	34
Proceeds from sale of real estate acquired through foreclosure	1,288	246
Purchase of bank owned life insurance	(25)	(203)
Distribution of bank owned life insurance	—	175
Cash flows used in investing activities	(46,860)	(59,592)

Cash flows from financing activities:
Net increase in deposit accounts	96,244	25,459
Net (decrease) increase in Federal Home Loan Bank advances	(55,009)	53,000
Net increase in other short-term borrowed funds	—	36
Principal repayment of subordinated debt	—	(75)
Net decrease in drafts outstanding	(459)	(283)
Net increase in advances from borrowers for insurance and taxes	333	306
Cash dividends paid on common stock	(361)	(244)
Net increase in excess tax benefit in connection with equity awards	15	—
Proceeds from exercise of stock options	—	33
Cash flows provided by financing activities	40,763	78,232
Net increase in cash and cash equivalents	3,680	5,253
Cash and cash equivalents, beginning of period	26,627	21,147
Cash and cash equivalents, end of period	$30,307	26,400

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$2,070	1,480
Income taxes paid, net of refunds	1,931	219

Noncash investing and financing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$—	200
Transfer of held-to-maturity securities to available-for-sale securities	—	10,471

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Carolina Financial Corporation (“Carolina Financial” or the “Company”), incorporated under the laws of the State of Delaware, is a bank holding company with one wholly-owned subsidiary, CresCom Bank (the “Bank”). CresCom Bank operates two wholly-owned subsidiaries, Crescent Mortgage Company and Carolina Services Corporation of Charleston (“Carolina Services”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In consolidation, all material intercompany accounts and transactions have been eliminated. The results of operations of the businesses acquired in transactions accounted for as purchases are included only from the dates of acquisition. All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with the Company.

At March 31, 2016 and December 31, 2015, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15,000,000. The principal assets of the Trusts are $15,465,000 of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 14, 2016. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10-K.

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

On May 3, 2016, the stockholders of the Company approved an increase in the number of authorized common shares from 15,000,000 to 25,000,000.

On May 3, 2016, the Company declared a $0.03 per share dividend to stockholders of record on June 22, 2016, payable July 11, 2016.

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

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments were effective for the Company for fiscal years that begin after December 15, 2015. The Company applied the guidance to stock awards with performance targets that are outstanding at the start of the first fiscal year in the financial statements and to all stock awards that are granted or modified after the effective date. These amendments did not have a material effect on the financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. These amendments did not have a material effect on the financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the ASC to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The amendments did not have a material effect on the financial statements

In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company expects to adopt the new guidance in the second quarter of 2016 and expects the impact to increase diluted earnings per share by $0.02 to $0.03 per diluted share in the second quarter of 2016 with minimal impact during the remainder of 2016. These amendments are not expected to have a material impact to the Company’s financial position and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments securities available-for-sale and held-to-maturity at March 31, 2016 and December 31, 2015 follows:

	March 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$60,302	2,704	(13)	62,993	60,603	1,885	(13)	62,475
US government agencies	—	—	—	—	7,015	81	—	7,096
Collateralized loan obligations	60,777	38	(134)	60,681	38,957	8	(207)	38,758
Mortgage-backed securities:
Agency	107,342	1,719	(115)	108,946	112,608	1,370	(123)	113,855
Non-agency	74,296	407	(765)	73,938	75,415	580	(459)	75,536
Total mortgage-backed securities	181,638	2,126	(880)	182,884	188,023	1,950	(582)	189,391
Trust preferred securities	11,362	831	(4,428)	7,765	11,374	1,145	(3,765)	8,754
Total	$314,079	5,699	(5,455)	314,323	305,972	5,069	(4,567)	306,474

Securities held-to-maturity:
Municipal securities	$16,995	1,034	—	18,029	17,053	912	—	17,965

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2016 follows:

	At March 31, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$—	—
One to five years	236	239
Six to ten years	34,339	34,660
After ten years	279,504	279,424
Total	$314,079	314,323

Securities held-to-maturity:
Less than one year	$—	—
One to five years	428	443
Six to ten years	4,922	5,048
After ten years	11,645	12,538
Total	$16,995	18,029

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands)

Proceeds	$34,478	27,151

Realized gains	$534	474
Realized losses	(117)	(3)
Total investment securities gains, net	$417	471

At March 31, 2016, the Company had pledged with a market value of $57.4 million of securities for Federal Home Loan Bank (“FHLB”) advances.

At March 31, 2016, the Company has pledged $12.2 million of securities to secure public agency funds.

The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 are as follows:

	At March 31, 2016
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$2,027	2,014	(13)	—	—	—	2,027	2,014	(13)
Collateralized loan obligations	16,932	16,853	(79)	13,205	13,150	(55)	30,137	30,003	(134)
Mortgage-backed securities:
Agency	13,031	12,932	(99)	1,519	1,503	(16)	14,550	14,435	(115)
Non-agency	27,291	26,790	(501)	11,407	11,143	(264)	38,698	37,933	(765)
Total mortgage-backed securities	40,322	39,722	(600)	12,926	12,646	(280)	53,248	52,368	(880)
Trust preferred securities	1,405	1,289	(116)	8,764	4,452	(4,312)	10,169	5,741	(4,428)
Total	$60,686	59,878	(808)	34,895	30,248	(4,647)	95,581	90,126	(5,455)

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

As of March 31, 2016, trust preferred securities had an amortized cost of $11.4 million and a fair value of $7.8 million. For each trust preferred security, impairment testing is performed on a quarterly basis using a detailed cash flow analysis. The major assumptions used during the quarterly impairment testing are described in the subsequent paragraph.

In 2009, the Company adopted a four year “burst” scenario for its modeled default rates (2010 - 2013) that replicated the default rates for the banking industry from the four peak years of the savings and loan crisis, which then reduced to 0.25% annually. The elevated default rate ended in 2013, and the constant default rate used by the Company is now 0.25% annually. All issuers that are currently in deferral were presumed to be in default. Additionally, all defaults are assumed to have a 15% recovery after two years and 1% of the pool is presumed to prepay annually. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current three-month LIBOR forward interest rate curve. Based on the cash flow analysis performed at period end, management believes that there are no additional securities other-than-temporarily impaired at March 31, 2016.

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

As of March 31, 2016, $0.7 million of the pooled trust preferred securities were investment grade and $7.1 million were below investment grade. As of December 31, 2015, $0.8 million of the pooled trust preferred securities were investment grade and $8.0 million were below investment grade. In terms of risk-based capital calculation, the Company allocates additional risk-based capital to the below investment grade securities.

As of March 31, 2016, senior tranches represent $0.7 million of the Company’s pooled securities, while mezzanine tranches represented $7.1 million. All of the $7.1 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance. As of December 31, 2015, senior tranches represent $0.8 million of the Company’s pooled securities, while mezzanine tranches represented $8.0 million. All of the $8.0 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance.

At March 31, 2016 and December 31, 2015, the Company had 43 and 45, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, mortgage-backed securities (agency and non-agency), and trust preferred securities summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows as needed, and determined that no OTTI expense was necessary during 2016 or 2015.

Management believes that there are no additional securities other-than-temporarily impaired at March 31, 2016. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

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

The derivative positions of the Company at March 31, 2016 and December 31, 2015 are as follows:

	At March 31,		At December 31,
	2016		2015
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$—	—	180	30,000
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	2,022	141,084	1,246	143,318
Mortgage loan forward sales commitments	412	23,691	340	31,513
Mortgage-backed securities forward sales commitments	—	—	179	105,014
Total derivative assets	$2,434	164,775	1,945	309,845

Derivative liabilities:
Cash flow hedges:
Interest rate swaps	$1,310	30,000	—	—
Non-hedging derivatives:
Interest rate swaps	676	10,000	306	10,000
Mortgage-backed securities forward sales commitments	446	97,000	—	—
Total derivative liabilities	$2,432	137,000	306	10,000

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

The Company has entered into interest rate swaps to reduce the exposure to variability in interest-related cash outflows attributable to changes in forecasted LIBOR-based FHLB borrowings. These derivative instruments are designated as cash flow hedges. The hedged item is the LIBOR portion of the series of future adjustable rate borrowings over the term of the interest rate swap. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The Company tests for hedging effectiveness on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company has not recorded any hedge ineffectiveness since inception.

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

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2016 and December 31, 2015 are summarized by category as follows:

	At March 31,		At December 31,
	2016		2015
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$361,338	37.47%	343,686	37.23%
Home equity	26,063	2.70%	23,303	2.52%
Commercial real estate	352,775	36.58%	342,395	37.10%
Construction and development	99,513	10.32%	91,713	9.94%
Consumer loans	5,476	0.57%	5,181	0.56%
Commercial business loans	119,201	12.36%	116,737	12.65%
Total gross loans receivable	964,366	100.00%	923,015	100.00%
Less:
Allowance for loan losses	10,233		10,141
Deferred fees, net	345		292
Total loans receivable, net	$953,788		912,582

Included in the loan totals were $61.6 million and $64.1 million in loans acquired through branch acquisitions at March 31, 2016 and December 31, 2015, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At March 31,		At December 31,
	2016		2015
	(Dollars in thousands)

Variable rate loans	$418,544	43.40%	399,108	43.24%
Fixed rate loans	545,822	56.60%	523,907	56.76%
Total loans outstanding	$964,366	100.00%	923,015	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended March 31, 2016
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2016	$2,903	151	3,402	1,138	27	2,100	420	10,141
Provision for loan losses	(98)	1	(37)	90	(2)	66	(20)	—
Charge-offs	—	—	—	—	(2)	—	—	(2)
Recoveries	58	—	—	3	6	27	—	94
Balance at March 31, 2016	$2,863	152	3,365	1,231	29	2,193	400	10,233

	For the Three Months Ended March 31, 2015
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2015	$2,888	221	3,283	1,069	30	1,430	114	9,035
Provision for loan losses	(179)	5	(217)	15	(12)	242	146	—
Charge-offs	—	—	—	(90)	(1)	(41)	—	(132)
Recoveries	175	—	225	12	12	52	—	476
Balance at March 31, 2015	$2,884	226	3,291	1,006	29	1,683	260	9,379

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At March 31, 2016:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$13	—	243	120	—	165	—	541
Collectively evaluated for impairment	2,850	152	3,122	1,111	29	2,028	400	9,692
	$2,863	152	3,365	1,231	29	2,193	400	10,233

Loans receivable ending balances:
Individually evaluated for impairment	$3,577	—	12,347	500	65	474	—	16,963
Collectively evaluated for impairment	357,761	26,063	340,428	99,013	5,411	118,727	—	947,403
Total loans receivable	$361,338	26,063	352,775	99,513	5,476	119,201	—	964,366

At December 31, 2015:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$15	—	343	120	—	9	—	487
Collectively evaluated for impairment	2,888	151	3,059	1,018	27	2,091	420	9,654
	$2,903	151	3,402	1,138	27	2,100	420	10,141

Loans receivable ending balances:
Individually evaluated for impairment	$3,968	—	12,499	500	65	482	—	17,514
Collectively evaluated for impairment	339,718	23,303	329,896	91,213	5,116	116,255	—	905,501
Total loans receivable	$343,686	23,303	342,395	91,713	5,181	116,737	—	923,015

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of March 31, 2016 and December 31, 2015. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At March 31, 2016			At December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,062	5,513	—	3,175	5,572	—
Home equity	—	28	—	—	28	—
Commercial real estate	10,690	11,234	—	10,681	11,226	—
Construction and development	25	1,863	—	25	1,863	—
Consumer loans	65	362	—	65	362	—
Commercial business loans	312	1,507	—	473	1,668	—
	14,154	20,507	—	14,419	20,719	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	515	515	13	793	793	15
Home equity	—	—	—	—	—	—
Commercial real estate	1,657	1,657	243	1,818	1,818	343
Construction and development	475	475	120	475	475	120
Consumer loans	—	—	—	—	—	—
Commercial business loans	162	162	165	9	9	9
	2,809	2,809	541	3,095	3,095	487

Total:
Loans secured by real estate:
One-to-four family	3,577	6,028	13	3,968	6,365	15
Home equity	—	28	—	—	28	—
Commercial real estate	12,347	12,891	243	12,499	13,044	343
Construction and development	500	2,338	120	500	2,338	120
Consumer loans	65	362	—	65	362	—
Commercial business loans	474	1,669	165	482	1,677	9
	$16,963	23,316	541	17,514	23,814	487

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,076	11	2,482	69
Home equity	—	—	62	—
Commercial real estate	10,753	136	7,856	87
Construction and development	25	—	245	—
Consumer loans	65	(4)	37	—
Commercial business loans	318	4	1,718	73
	14,237	147	12,400	229

With an allowance recorded:
Loans secured by real estate:
One-to-four family	518	5	1,007	—
Home equity	—	—	—	—
Commercial real estate	1,671	—	290	3
Construction and development	475	—	—	—
Consumer loans	—	—	—	—
Commercial business loans	198	(1)	—	—
	2,862	4	1,297	3

Total:
Loans secured by real estate:
One-to-four family	3,594	16	3,489	69
Home equity	—	—	62	—
Commercial real estate	12,424	136	8,146	90
Construction and development	500	—	245	—
Consumer loans	65	(4)	37	—
Commercial business loans	516	3	1,718	73
	$17,099	151	13,697	232

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of March 31, 2016 and December 31, 2015.

	At March 31, 2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$151	—	—	—	16	—	167
60-89 days past due	555	—	132	—	—	146	833
90 days or more past due	1,688	—	226	499	25	—	2,438
Total past due	2,394	—	358	499	41	146	3,438
Current	358,944	26,063	352,417	99,014	5,435	119,055	960,928
Total loans receivable	$361,338	26,063	352,775	99,513	5,476	119,201	964,366

	At December 31, 2015
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$—	—	—	—	1	50	51
60-89 days past due	275	—	182	—	—	—	457
90 days or more past due	1,960	—	235	499	25	—	2,719
Total past due	2,235	—	417	499	26	50	3,227
Current	341,451	23,303	341,978	91,214	5,155	116,687	919,788
Total loans receivable	$343,686	23,303	342,395	91,713	5,181	116,737	923,015

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

There were no loans past due 90 days or more and still accruing at March 31, 2016 or December 31, 2015.

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at March 31, 2016 and December 31, 2015.

	At March 31,	At December 31,
	2016	2015
Loans secured by real estate:	(In thousands)
One-to-four family	$2,057	2,032
Home equity	—	—
Commercial real estate	1,788	1,686
Construction and development	499	499
Consumer loans	50	50
Commercial business loans	187	35
	$4,581	4,302

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of March 31, 2016 and December 31, 2015.

	At March 31, 2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$359,046	26,063	346,253	98,791	5,426	116,866	952,445
Special Mention	252	—	4,734	232	—	2,173	7,391
Substandard	2,040	—	1,788	490	50	162	4,530
Total loans receivable	$361,338	26,063	352,775	99,513	5,476	119,201	964,366

Performing	$359,281	26,063	350,987	99,014	5,426	119,014	959,785
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	2,057	—	1,788	499	50	187	4,581
Total nonperforming	2,057	—	1,788	499	50	187	4,581
Total loans receivable	$361,338	26,063	352,775	99,513	5,476	119,201	964,366

	At December 31, 2015
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$340,905	23,303	332,320	91,051	5,133	115,664	908,376
Special Mention	535	—	8,242	172	—	919	9,868
Substandard	2,246	—	1,833	490	48	154	4,771
Total loans receivable	$343,686	23,303	342,395	91,713	5,181	116,737	923,015

Performing	$341,654	23,303	340,709	91,214	5,131	116,702	918,713
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	2,032	—	1,686	499	50	35	4,302
Total nonperforming	2,032	—	1,686	499	50	35	4,302
Total loans receivable	$343,686	23,303	342,395	91,713	5,181	116,737	923,015

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

Troubled Debt Restructurings

At March 31, 2016, there were $14.1 million in loans designated as troubled debt restructurings of which $12.4 million were accruing. At December 31, 2015, there were $14.4 million in loans designated as troubled debt restructurings of which $13.2 million were accruing.

There were no loans designated as troubled debt restructuring during the three months ended March 31, 2016. There was one relationship totaling fourteen loans designated as a troubled debt restructuring during the three months ended March 31, 2015. All loans within this relationship were designated as troubled debt restructuring due to a change in payment structure. Eleven loans were within the one-to-four family loan segment with a pre-modification and post-modification recorded investment of $749,000. Two loans were within the commercial real estate loan segment with a pre-modification and post-modification recorded investment of $147,000. One loan was within the commercial and industrial loan segment with a pre-modification and post-modification recorded investment of $14,000.

No loans previously restructured in the twelve months prior to March 31, 2016 and 2015 went into default during the three months ended March 31, 2016 and 2015.

NOTE 5 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in other real estate owned for the periods ended March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$2,374	3,239
Additions	—	1,307
Sales	(1,283)	(2,172)
Write downs	—	—
Balance at end of period	$1,091	2,374

A summary of the composition of real estate acquired through foreclosure follows:

	At March 31,	At December 31,
	2016	2015
	(In thousands)
Real estate loans:
One-to-four family	$—	773
Commercial real estate	—	484
Construction and development	1,091	1,117
	$1,091	2,374

NOTE 6 - DEPOSITS

Deposits outstanding by type of account at March 31, 2016 and December 31, 2015 are summarized as follows:

	At March 31,	At December 31,
	2016	2015
	(In thousands)
Noninterest-bearing demand accounts	$200,743	163,054
Interest-bearing demand accounts	147,393	158,581
Savings accounts	41,596	39,147
Money market accounts	257,808	223,906
Certificates of deposit:
Less than $250,000	459,789	428,067
$250,000 or more	20,443	18,773
Total certificates of deposit	480,232	446,840
Total deposits	$1,127,772	1,031,528

The aggregate amount of brokered certificates of deposit was $103.6 million and $97.1 million at March 31, 2016 and December 31, 2015, respectively. The aggregate amount of institutional certificates of deposit was $52.8 million and $51.5 million at March 31, 2016 and December 31, 2015, respectively. Brokered certificates of deposit and institutional certificates are included in the table above under certificates of deposit less than $250,000.

The Company has pledged $12.2 million of securities as of March 31, 2016 to secure public agency funds.

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

Derivative assets and liabilities – The primary use of derivative instruments are related to the mortgage banking activities of the Company. The Company’s wholesale mortgage banking subsidiary enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, The Company records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, the Company assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary’s historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the “pull-through” percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.

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

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are as follows:

	At March 31, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$10,894	10,894	10,894	—	—
Interest-bearing cash	19,413	19,413	19,413	—	—
Securities available-for-sale	314,323	314,323	—	314,323	—
Securities held-to-maturity	16,995	18,029	—	18,029	—
Federal Home Loan Bank stock	7,769	7,769	—	—	7,769
Other investments	3,519	3,519	—	—	3,519
Derivative assets	2,434	2,434	—	2,434	—
Loans held for sale	31,804	31,804	—	31,804	—
Loans receivable, net	953,788	951,622	—	—	951,622
Cash value life insurance	28,330	28,330	—	28,330	—
Accrued interest receivable	4,504	4,504	—	4,504	—
Mortgage servicing rights	11,946	17,113	—	—	17,113

Financial liabilities:
Deposits	1,127,772	1,128,538	—	1,128,538	—
Short-term borrowed funds	70,000	69,930	—	69,930	—
Long-term debt	98,465	102,565	—	102,565	—
Derivative liabilities	2,432	2,432	1,986	446	—
Accrued interest payable	350	350	—	350	—

	At December 31, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$10,206	10,206	10,206	—	—
Interest-bearing cash	16,421	16,421	16,421	—	—
Securities available-for-sale	306,474	306,474	—	306,474	—
Securities held-to-maturity	17,053	17,965	—	17,965	—
Federal Home Loan Bank stock	9,919	9,919	—	—	9,919
Other investments	3,273	3,273	—	—	3,273
Derivative assets	1,945	1,945	180	1,765	—
Loans held for sale	41,774	41,774	—	41,774	—
Loans receivable, net	912,582	917,043	—	—	917,043
Cash value life insurance	28,082	28,082	—	28,082	—
Accrued interest receivable	4,333	4,333	—	4,333	—
Mortgage servicing rights	11,433	17,564	—	—	17,564

Financial liabilities:
Deposits	1,031,528	1,029,406	—	1,029,406	—
Short-term borrowed funds	120,000	119,880	—	119,880	—
Long-term debt	103,465	105,551	—	105,551	—
Derivative liabilities	306	306	306	—	—
Accrued interest payable	333	333	—	333	—

	At March 31, 2016		At December 31, 2015
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(In thousands)
Commitments to extend credit	$76,738	—	70,365	—
Standby letters of credit	1,473	—	1,357	—

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

Investment Securities Available-for-Sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At March 31, 2016 and December 31, 2015, the Company’s investment securities available-for-sale are recurring Level 2.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2016 and December 31, 2015:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2016
Available-for-sale investment securities:
Municipal securities	$—	62,993	—
Collateralized loan obligations	—	60,681	—
Mortgage-backed securities:
Agency	—	108,946	—
Non-agency	—	73,938	—
Trust Preferred Securities	—	7,765	—
Loans held for sale	—	31,804	—
Derivative assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	—	2,022	—
Mortgage loan forward sales commitments	—	412	—
Derivative liabilities:
Cash flow hedges:
Interest rate swaps	1,310	—	—
Non-hedging derivatives:
Interest rate swaps	676	—	—
Mortgage-backed securities forward sales commitments	—	446	—
Total	$1,986	349,007	—

December 31, 2015
Available-for-sale investment securities:
Municipal securities	$—	62,475	—
US government agencies	—	7,096	—
Collateralized loan obligations	—	38,758	—
Mortgage-backed securities:
Agency	—	113,855	—
Non-agency	—	75,536	—
Trust preferred securities	—	8,754	—
Loans held for sale	—	41,774	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	180	—	—
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	—	1,246	—
Mortgage loan forward sales commitments	—	340	—
Mortgage-backed securities forward sales commitments	—	179	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	306	—	—
Total	$486	350,013	—

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2016 and December 31, 2015:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2016
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,564
Commercial real estate	—	—	12,104
Construction and development	—	—	380
Consumer loans	—	—	65
Commercial business loans	—	—	309
Real estate owned:
Construction and development	—	—	1,091
Mortgage servicing rights	—	—	17,113
Total	$—	—	34,626

December 31, 2015
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,953
Commercial real estate	—	—	12,156
Construction and development	—	—	380
Consumer loans	—	—	65
Commercial business loans	—	—	473
Real estate owned:
One-to-four family	—	—	773
Commercial real estate	—	—	484
Construction and development	—	—	1,117
Mortgage servicing rights	—	—	17,564
Total	$—	—	36,965

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2016 and December 31, 2015
		Significant	Significant Unobservable
	Valuation Technique	Observable Inputs	Inputs
Impaired Loans	Appraisal Value	Appraisals and or sales of	Appraisals discounted 10% to 20% for
		comparable properties	sales commissions and other holding costs

Real estate owned	Appraisal Value/	Appraisals and or sales of	Appraisals discounted 10% to 20% for
	Comparison Sales/	comparable properties	sales commissions and other holding costs
Other estimates

Mortgage Servicing Rights	Discounted cash flows	Comparable sales	Discount rates ranges 12% - 13% - 2016 and 2015
Prepayment rate 10% - 11% - 2016
Prepayment rate 8% - 9% - 2015

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

The following is a summary of the reconciliation of weighted average shares outstanding for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016		2015
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	11,746,574	11,746,574	9,366,172	9,366,172
Effect of dilutive securities	—	232,227	—	245,863
Weighted average shares outstanding	11,746,574	11,978,801	9,366,172	9,612,035

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of March 31, 2016 and 2015:

	As of March 31,
	2016	2015

Issued and outstanding shares	12,051,615	9,749,737
Less nonvested restricted stock awards	(302,028)	(383,566)
Period end dilutive shares	11,749,587	9,366,171

NOTE 9 – SUPPLEMENTAL SEGMENT INFORMATION

The Company has three reportable segments: community banking, wholesale mortgage banking (“mortgage banking”) and other. The community banking segment includes traditional banking services offered through CresCom Bank as well as the managerial and operational support provided by Carolina Services. The mortgage banking segment provides wholesale mortgage loan origination and servicing offered through Crescent Mortgage Company. The other segment includes parent company financial information and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its subsidiaries.

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

The following tables present selected financial information for the Company’s reportable business segments for the three months ended March 31, 2016 and 2015:

	Community	Mortgage
For the Three Months Ended March 31, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$12,944	369	5	42	13,360
Interest expense	1,939	5	148	(5)	2,087
Net interest income (expense)	11,005	364	(143)	47	11,273
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	2,133	4,143	—	—	6,276
Intersegment noninterest income	243	19	—	(262)	—
Noninterest expense	8,429	3,680	159	—	12,268
Intersegment noninterest expense	—	241	2	(243)	—
Income (loss) before income taxes	4,952	605	(304)	28	5,281
Income tax expense (benefit)	1,539	204	(116)	11	1,638
Net income (loss)	$3,413	401	(188)	17	3,643

	Community	Mortgage
For the Three Months Ended March 31, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$11,022	392	4	39	11,457
Interest expense	1,355	11	145	(11)	1,500
Net interest income (expense)	9,667	381	(141)	50	9,957
Provision for loan losses	(37)	37	—	—	—
Noninterest income from external customers	1,700	4,890	—	—	6,590
Intersegment noninterest income	1	36	1,768	(1,805)	—
Noninterest expense	6,335	3,908	1,932	—	12,175
Intersegment noninterest expense	1,528	241	—	(1,769)	—
Income (loss) before income taxes	3,542	1,121	(305)	14	4,372
Income tax expense (benefit)	1,069	410	(125)	5	1,359
Net income (loss)	$2,473	711	(180)	9	3,013

The following tables present selected financial information for the Company’s reportable business segments for March 31, 2016 and December 31, 2015:

	Community	Mortgage
At March 31, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,448,097	69,642	158,611	(223,310)	1,453,040
Loans receivable, net	940,817	19,824	—	(6,853)	953,788
Loans held for sale	2,963	28,841	—	—	31,804
Deposits	1,141,513	—	—	(13,741)	1,127,772
Borrowed funds	153,000	6,200	15,465	(6,200)	168,465

	Community	Mortgage
At December 31, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,404,681	75,926	156,774	(227,712)	1,409,669
Loans receivable, net	908,227	17,783	—	(13,428)	912,582
Loans held for sale	3,466	38,308	—	—	41,774
Deposits	1,047,671	—	—	(16,143)	1,031,528
Borrowed funds	208,000	12,748	15,465	(12,748)	223,465

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 and assesses our financial condition as of March 31, 2016 as compared to December 31, 2015. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2015 included in our Form 10-K for that period. Results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

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

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements prove to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form10-K for the year ended December 31, 2015. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q and our other reports filed pursuant to the Securities Exchange Act of 1934. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

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

CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is a wholesale mortgage company that provides mortgage banking services in 45 states and partners with community banks, credit unions and mortgage brokers.

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

Executive Summary of Operating Results

At March 31, 2016, our total assets were $1.5 billion, an increase of $43.4 million, from total assets of $1.4 billion at December 31, 2015. The largest components of our total assets are net loans receivable and securities which were $953.8 million and $331.3 million, respectively at March 31, 2016. Comparatively, our net loans receivable and securities totaled $912.6 million and $323.5 million, respectively, at December 31, 2015. At March 31, 2016 loans held for sale were $31.8 million compared to $41.8 million as of December 31, 2015. Our liabilities and stockholders’ equity at March 31, 2016 totaled $1.3 billion and $142.4 million, respectively, compared to liabilities of $1.3 billion and stockholders’ equity of $139.9 million at December 31, 2015. The principal components of our liabilities are deposits which were $1.1 billion and $1.0 billion at March 31, 2016 and December 31, 2015, respectively.

The Company reported net income for the three months ended March 31, 2016 of $3.6 million, or $0.30 per diluted share, as compared to $3.0 million, or $0.31 per diluted share, for the three months ended March 31, 2015. Included in net income for March 31, 2016 were pretax acquisition related expenses of $186,000 relating to the Company’s previously announced acquisition of Congaree Bancshares, Inc., which is expected to close in the second quarter of 2016. The increase in net income from period to period is attributable to the significant growth in loans and deposits. The decrease in earnings per share is the result of a public offering completed in December 2015 where the Company issued 2,262,296 shares of its common stock for net proceeds of approximately $32.1 million.

The allowance for loan losses was $10.2 million, or 1.06% of total loans at March 31, 2016, compared to $10.1 million, or 1.10% of total loans, at December 31, 2015. Included in the loan totals were $61.6 million and $64.1 million in loans acquired through previous branch acquisitions at March 31, 2016 and December 31, 2015, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The Company experienced net recoveries of $92,000 and $344,000 for the three months ended March 31, 2016 and 2015, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly decreasing to 0.39% as of March 31, 2016 as compared to 0.47% as of December 31, 2015. No provision expense for loan losses was recorded during 2016 or 2015 primarily due to the net recoveries experienced.

At March 31, 2016, the Company’s regulatory capital ratios exceeded the minimum levels currently required. Stockholders’ equity totaled $142.4 million as of March 31, 2016 compared to $139.9 million at December 31, 2015.

Recent Events

On January 5, 2016, Carolina Financial Corporation announced the execution of a definitive agreement pursuant to which we will acquire Congaree Bancshares, Inc., the holding company of Congaree State Bank, in a cash and stock transaction with a total current value of approximately $16.3 million including the assumption of approximately $1.6 million in preferred stock.

On May 3, 2016, the stockholders of the Company approved an increase in the number of authorized common shares from 15,000,000 to 25,000,000.

On May 3, 2016, the Company declared a $0.03 per share dividend to stockholders of record June 22, 2016 payable on July 11, 2016.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our consolidated financial statements within Part I, Item 1 “Financial Statements” elsewhere in this report.

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

Other-Than Temporary Impairment. The evaluation and recognition of other-than-temporary impairment, or OTTI, on certain investments including our private label mortgage-backed securities and trust preferred securities requires significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security. Under different conditions or utilizing different assumptions, the actual OTTI realized by us may be different from the actual amounts recognized in our consolidated financial statements. See notes to our consolidated financial statements in Part I, Item 1 “Financial Statements” for the disclosure of certain assumptions used in the determination of OTTI.

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

For additional discussion related to the determination of fair value related to derivative instruments, see notes to our consolidated financial statements in Part I, Item 1 “Financial Statements.”

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

Income Taxes. Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available for sale securities, allowance for credit losses, write-downs of real estate acquired in settlement of loans, accumulated depreciation, net operating loss carry forwards, mortgage servicing rights and other intangible assets. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Company and the Bank. In addition, we evaluate the need for income tax reserves related to uncertain income tax positions but had no such reserves at March 31, 2016 or December 31, 2015.

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

Results of Operations

Summary

The Company reported net income for the three months ended March 31, 2016 of $3.6 million, or $0.30 per diluted share, as compared to $3.0 million, or $0.31 per diluted share, for the three months ended March 31, 2015. Included in net income for March 31, 2016 were pretax acquisition related expenses of $186,000. The increase in net income from period to period is attributable to the significant growth in loans and securities. The decrease in earnings per share is the result of a public offering completed in December 2015 where the Company issued 2,262,296 shares of its common stock for net proceeds of approximately $32.1 million.

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

Net interest income increased to $11.3 million for the three months ended March 31, 2016 from $10.0 million for the three months ended March 31, 2015. The increase in net interest income is a result of the increase in average interest-earning assets balances. The increase in average earnings assets for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily the result of increased balances of loans receivable and securities.

The growth in loan balances was primarily the result of the following:

•	Residential mortgage –In addition to selling a portion of its production, the Company has retained a portion of its mortgage production. Due to management’s emphasis on growing the Company’s residential mortgage production, loans receivable within the one-to-four family portfolio has increased $89.4 million since March 31, 2015. This growth includes the purchase of a non-conforming residential loan pool during the fourth quarter of 2015 with a balance of $34.7 million as of March 31, 2016.
•	Commercial lending – during 2014 and 2015, the Company expanded its commercial lending team by hiring additional loan officers in its Charleston and Myrtle Beach markets of South Carolina. The Company also opened its first branch in the upstate of South Carolina, and a loan production office in Wilmington, North Carolina. As a result, gross loans receivable within commercial real estate and construction and development increased $50.0 million since March 31, 2015.

•	Syndicated loans – The Charleston and Myrtle Beach markets of South Carolina have provided limited opportunities for the Bank to develop a Commercial and Industrial (“C&I”) loan portfolio. The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase C&I loans originated in other markets to retain in the loan portfolio. These loans typically have terms of seven years and are tied to a floating rate index such as LIBOR or prime. To effectively manage this new line of lending, the Company hired an experienced senior lending executive in 2014 with relevant experience to lead and manage this area of the loan portfolio and retained a consulting firm that specializes in syndicated loans. Syndicated loans have grown $19.4 million since March 31, 2015. As of March 31, 2016, the syndicated loan portfolio outstanding was $79.7 million and is grouped within commercial business loans. The Company’s policy currently limits the syndicated loan portfolio not to exceed 75% of the Bank’s Tier 1 regulatory capital. As of March 31, 2016, the Moody’s weighted average credit facility rating of the syndicated loan portfolio was Ba2, with no credit rated less than B2.

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

	For The Three Months Ended March 31,
	2016			2015
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$25,454	222	3.51%	30,733	289	3.76%
Loans receivable, net (1)	935,438	10,863	4.67%	779,661	9,174	4.77%
Interest-bearing cash	9,737	14	0.58%	17,988	11	0.25%
Securities available for sale	314,980	2,022	2.57%	260,599	1,735	2.70%
Securities held to maturity	17,026	130	3.05%	25,456	159	2.53%
Dividends from FHLB	8,421	97	4.63%	6,404	78	4.94%
Other investments	3,923	12	1.23%	2,513	11	1.78%
Total interest-earning assets	1,314,979	13,360	4.09%	1,123,354	11,457	4.14%
Non-earning assets	97,799			107,590

Total assets	$1,412,778			1,230,944

Interest-bearing liabilities:
Demand accounts	136,634	47	0.14%	194,252	56	0.12%
Money market accounts	237,001	137	0.23%	243,687	110	0.18%
Savings accounts	40,741	13	0.13%	36,914	12	0.13%
Certificates of deposit	466,336	1,170	1.01%	360,346	783	0.88%
Short-term borrowed funds	92,967	105	0.45%	85,954	66	0.31%
Long-term debt	95,068	615	2.60%	56,408	473	3.40%
Total interest-bearing liabilities	1,068,747	2,087	0.79%	977,561	1,500	0.62%
Noninterest-bearing deposits	188,739			135,982
Other liabilities	13,981			20,127
Stockholders’ equity	141,311			97,274

Total liabilities and Stockholders’ equity	$1,412,778			1,230,944

Net interest spread			3.30%			3.52%
Net interest margin	3.44%			3.60%

Net interest margin (tax-equivalent) (2)	3.53%			3.68%
Net interest income		11,273			9,957

(1) Average balances of loans include nonaccrual loans.

(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.44%, or 3.53% on a tax-equivalent basis, for the three months ended March 31, 2016 compared to 3.60%, or 3.68% on a tax equivalent basis, for the three months ended March 31, 2015. The decrease in our net margin primarily resulted from an increase in average long-term borrowings and certificates of deposits which has increased the rate paid on interest-bearing liabilities. In addition, the Federal Reserve increased interest rates in December of 2015 which has increased the rate paid on our short term borrowings.

Our net interest spread, which is not on a tax-equivalent basis, was 3.30% for the three months ended March 31, 2016 as compared to 3.52% for the same period in 2015. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 22 basis point decrease in net interest spread is a result of the 5 basis point decrease in yield on interest-earning assets and a 17 basis point increase in rate paid on interest-bearing liabilities.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended March 31, 2016 and 2015.

	For the Three Months
	Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$10,141	9,035
Provision for loan losses	—	—
Loan charge-offs	(2)	(132)
Loan recoveries	94	476
Balance, end of period	$10,233	9,379

The Company experienced net recoveries of $92,000 and $344,000 for the three months ended March 31, 2016 and 2015, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly decreasing to 0.39% as of March 31, 2016 as compared to 0.47% as of December 31, 2015. No provision expense for loan losses was recorded during 2016 or 2015 primarily due to the net recoveries experienced.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three months ended March 31, 2016 and 2015 are presented below:

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands)
Noninterest income:
Mortgage banking income	$3,175	4,017
Deposit service charges	862	840
Net loss on extinguishment of debt	(9)	—
Net gain on sale of securities	417	471
Fair value adjustments on interest rate swaps	(281)	(595)
Net increase in cash value life insurance	229	178
Mortgage loan servicing income	1,388	1,308
Other	495	371
Total noninterest income	$6,276	6,590

Noninterest income decreased $314,000 to $6.3 million for the three months ended March 31, 2016 from $6.6 million for the three months ended March 31, 2015. The decrease in noninterest income primarily relates to the decrease in mortgage banking income as a result of decreased originations and margin compression experienced.

The following table provides a break out of mortgage banking income from our retail mortgage team “Community banking” and Crescent Mortgage Company “Wholesale mortgage banking”:

	For the Three Months Ended March 31,
	Loan Originations		Mortgage Banking Income		Margin
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
Additional segment information:
Community banking	$17,679	17,582	420	443	2.38%	2.52%
Wholesale mortgage banking	186,798	225,457	2,755	3,574	1.47%	1.59%
Total mortgage banking income	$204,477	243,039	3,175	4,017	1.55%	1.65%

Originations for the three months ended March 31, 2016 decreased 15.9% to $204.5 million compared to $243.0 million for the three months ended March 31, 2015. The new regulatory rules related to TILA-RESPA Integrated Disclosures (“TRID”) have significantly impacted the mortgage banking industry.

The percentage of originations attributable to refinances were 38% for the three months ended March 31, 2016 as compared to 41% for the three months ended March 31, 2015.

During the three months ended March 31, 2016, the Company recognized net gains on sale of available-for-sale securities of $417,000 compared to gains on sale of securities during three months ended March 31, 2015 of $471,000.

The fair value adjustment on interest rate swaps reduced noninterest income by $281,000 for the three months ended March 31, 2016 compared to a reduction of noninterest income of $595,000 for three months ended March 31, 2015. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The Company uses standalone interest rate swaps to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$7,150	6,963
Occupancy and equipment	1,842	1,784
Marketing and public relations	385	402
FDIC insurance	168	165
Provision for mortgage loan repurchase losses	(250)	(250)
Legal expense	49	177
Other real estate expense, net	20	67
Mortgage subservicing expense	423	395
Amortization of mortgage servicing rights	532	460
Merger related expenses	186	—
Other	1,763	2,012
Total noninterest expense	$12,268	12,175

Noninterest expense represents the largest expense category for the Company. Noninterest expense slightly increased to $12.3 million for the three months ended March 31, 2016 from $12.2 million for the three months ended March 31, 2015. The increase in noninterest expense for the three ended March 31, 2016 compared to the prior period is primarily a result of the additional personnel costs and occupancy expense associated with the full service branch opened in Greenville during the third quarter of 2015. In addition, the Company incurred merger related expenses of $186,000 related to the announced acquisition of Congaree Bancshares, Inc. in January 2016.

Income Tax Expense

Our effective tax rate was 31.0% for three month period ended March 31, 2016, compared to 31.1% for the three month period ended March 31, 2015.

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

At March 31, 2016, our investment securities portfolio, excluding FHLB stock and other investments, was $331.3 million or approximately 22.8% of our assets. Our available-for-sale investment portfolio included US agency securities, municipal securities, collateralized loan obligations, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $314.3 million and an amortized cost of $314.1 million for a net unrealized gain of $244,000. Our held-to-maturity portfolio include municipal securities with a fair value of $18.0 million and a cost of $17.0 million for a net unrealized gain of $1.0 million.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

During 2015, the Company transferred trust preferred securities totaling $11.4 million from available-for-sale to held-to-maturity as a result of the implementation of the regulatory changes in risk weightings and capital deductions dictated by Basel III. The transfer was in accordance with ASC 320-10-25-6; therefore, management has determined the transfer out of held-to-maturity is consistent with the original designation and does not taint the remaining portfolio. See Note 2 under Item 1 “Financial Statements” herein for additional disclosures related to the Company’s evaluation of securities for OTTI as well as the transfer of held-to-maturity securities to available-for-sale during 2015.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Loans receivable, net at March 31, 2016 and December 2015 were $953.8 million and $912.6 million, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of March 31, 2016, our loan portfolio included $839.7 million, or 87.1%, of gross loans secured by real estate. As of December 31, 2015, our loan portfolio included $801.1 million, or 86.8%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. The Bank’s primary markets are generally concentrated in real estate lending. In order to diversify our lending portfolio, the Bank began a syndicated loan program during 2014. As of March 31, 2016, syndicated loans were $79.7 million and are included within commercial business loans in the table below. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $41.4 million since December 31, 2015. The increase in loans receivable primarily relates to the Bank’s focus on growing residential mortgage and commercial lending.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At March 31,		At December 31,
	2016		2015
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$361,338	37.47%	343,686	37.23%
Home equity	26,063	2.70%	23,303	2.52%
Commercial real estate	352,775	36.58%	342,395	37.10%
Construction and development	99,513	10.32%	91,713	9.94%
Consumer loans	5,476	0.57%	5,181	0.56%
Commercial business loans	119,201	12.36%	116,737	12.65%
Total gross loans receivable	964,366	100.00%	923,015	100.00%
Less:
Allowance for loan losses	10,233		10,141
Deferred fees, net	345		292
Total loans receivable, net	$953,788		912,582

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At March 31, 2016
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$9,512	48,514	303,312	361,338
Home equity	6,133	6,283	13,647	26,063
Commercial real estate	34,231	262,439	56,105	352,775
Construction and development	22,191	62,501	14,821	99,513
Consumer loans	1,302	3,389	785	5,476
Commercial business loans	13,650	49,908	55,643	119,201
Total gross loans receivable	87,019	433,034	444,313	964,366
Less:
Deferred fees, net	75	1,076	(806)	345
Total loans receivable	$86,944	431,958	445,119	964,021

Loans maturing - after one year
Variable rate loans				$356,965
Fixed rate loans				520,112
				$877,077

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of March 31, 2016 and December 31 2015, we had no loans 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At March 31,	At December 31,
	2016	2015
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$1,708	1,136
Nonaccrual loans-other	2,873	3,166
Accruing loans 90 days or more delinquent
Real estate acquired through foreclosure, net	1,091	2,374
Total Non-Performing Assets	$5,672	6,676

Problem Assets not included in Non-Performing Assets-Accruing renegotiated loans outstanding	$12,372	13,212

At March 31, 2016, nonperforming assets were $5.7 million, or 0.39% of total assets. Comparatively, nonperforming assets were $6.7 million, or 0.47% of total assets, at December 31, 2015. Nonperforming loans were 0.48% and 0.47% of gross loans receivable at March 31, 2016 and December 31, 2015, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $12.4 million, or 1.28% of gross loans at March 31, 2016, compared to $13.2 million, or 1.43% of gross loans at December 31, 2015. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at March 31, 2016 and December 31, 2015 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

Credit quality indicators continue to show improvement as the Company experienced reduced loan migrations to nonaccrual status, and lower loss severity on individual problem asset. The Company believes this general trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in the Company’s overall loan portfolio and a leading indicator of reduced credit losses going forward. Nevertheless, the Company can make no assurances that nonperforming assets will continue to improve in future periods. The Company continues to monitor the loan portfolio and foreclosed assets very carefully and is continually working to reduce its problem assets.

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

The allowance for loan losses was $10.2 million, or 1.06% of total loans at March 31, 2016, compared to $10.1 million, or 1.10% of total loans, at December 31, 2015. Included in the loan totals were $61.6 million and $64.1 million in loans acquired through previous branch acquisitions at March 31, 2016 and December 31, 2015, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The Company experienced net recoveries of $92,000 and $344,000 for the three months ended March 31, 2016 and 2015, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly decreasing to 0.39% as of March 31, 2016 as compared to 0.47% as of December 31, 2015. No provision expense for loan losses was recorded during 2016 or 2015 primarily due to the net recoveries experienced.

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2016 and 2015.

	For the Three Months
	Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$10,141	9,035
Provision for loan losses	—	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	—	—
Home equity	—	—
Commercial real estate	—	—
Construction and development	—	(90)
Consumer loans	(2)	(1)
Commercial business loans	—	(41)
Total loan charge-offs	(2)	(132)
Loan recoveries:
Loans secured by real estate:
One-to-four family	58	175
Home equity	—	—
Commercial real estate	—	225
Construction and development	3	12
Consumer loans	6	12
Commercial business loans	27	52
Total loan recoveries	94	476
Net loan (charge-offs) recoveries	92	344
Balance, end of period	$10,233	9,379

Allowance for loan losses as a percentage of loans receivable (end of period)	1.06%	1.17%
Net charge-offs (recoveries) to average loans receivable (annualized)	(0.04)%	(0.18)%

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

The Company was servicing $2.0 billion loans for others at March 31, 2016 and December 31, 2015. Mortgage servicing rights asset had a balance of $11.9 million and $11.4 million at March 31, 2016 and December 31, 2015, respectively. The economic estimated fair value of the mortgage servicing rights was $17.1 million and $17.6 million at March 31, 2016 and December 31, 2015, respectively. The amortization expense related to the mortgage servicing rights was $532,000 and $460,000 during the three months ended March 31, 2016 and 2015, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three months ended March 31, 2016 and 2015.

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands)
MSR beginning balance	$11,433	10,181
Amount capitalized	1,045	640
Amount amortized	(532)	(460)
MSR ending balance	$11,946	10,361

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

The following table demonstrates the activity for the reserve for mortgage repurchase losses for the three months ended March 31, 2016 and 2015.

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands)
Beginning Balance	$3,876	4,999
Losses paid	(21)	(78)
Recoveries
Provision for mortgage repurchase losses	(250)	(250)
Ending balance	$3,605	4,671

For the three months ended March 31, 2016 and 2015, the Company recorded a negative provision for mortgage repurchase losses of $250,000. The decline in the provision for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. Prior to 2012, there was no expiration date related to representations and warranties as long as the loan sold to the investor was outstanding. As a result, the Company received loan repurchase requests years after the loan was originated and sold to various third parties. In the latter part of 2012, the regulatory framework for certain GSEs changed where, under certain circumstances, the loan repurchase risk was limited for production beginning in January 2013. In addition, in May 2014, additional regulatory changes further limited loan repurchase risk.

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

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At March 31, 2016 deposits totaled $1.1 billion, an increase of $96.2 million from deposits of $1.0 billion at December 31, 2015.

Our retail deposits represented $971.4 million, or 86.1% of total deposits at March 31, 2016, while our out-of-market, comprised of our brokered and institutional deposits, represented $156.4 million, or 13.9% of our total deposits. Our retail deposits represented $882.9 million, or 85.6% of total deposits at December 31, 2015, while our out-of-market, or brokered deposits and institutional certificate of deposits, represented $148.6 million, or 14.4% of our total deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Three Months
	Ended March 31,
	2016		2015
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$136,634	0.14%	194,252	0.12%
Money market accounts	237,001	0.23%	243,687	0.18%
Savings accounts	40,741	0.13%	36,914	0.13%
Certificates of deposit less than $100,000	262,938	0.96%	225,381	0.85%
Certificates of deposit of $100,000 or more	203,398	1.07%	134,965	0.90%
Total interest-bearing average deposits	880,712		835,199

Noninterest-bearing deposits	188,739		135,982
Total average deposits	$1,069,451		971,181

The maturity distribution of our time deposits of $100,000 or more is as follows:

At March 31, 2016
(In thousands)

Three months or less	$33,816
Over three through six months	30,178
Over six through twelve months	43,043
Over twelve months	106,386
Total certificates of deposits	$213,423

Borrowings

The followings table outlines our various sources of short-term borrowed funds during the three months ended March 31, 2016 and 2015 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowings source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended March 31, 2016			(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$70,000	0.35% - 0.76%	115,000	92,967	0.45%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	83,000	0.63%-4.00%	88,000	79,603	2.35%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	4.00%	5,155	5,155	4.00%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.67%	10,310	10,310	3.69%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended March 31, 2015			(Dollars in thousands)
Short-term borrowed funds
Unsecured line of credit	$36	4.25%	36	25	4.25%
Short-term FHLB advances	115,500	0.19% - 0.64%	147,500	85,629	0.25%
Subordinated debenture	300	2.71%	300	300	2.71%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	40,000	1.11%-4.00%	40,000	39,669	3.33%
Subordinated debentures, due 2016 through 2020	1,200	2.71%	1,275	1,274	2.71%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%	5,155	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.30%	10,310	10,310	3.30%

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

The Company utilizes borrowing facilities in order to maintain adequate liquidity including: the FHLB of Atlanta, the Federal Reserve Bank (“FRB”), and federal funds purchased. The Company also uses wholesale deposit products, including brokered deposits as well as national certificate of deposit services. Additionally, the Company has certain investment securities classified as available-for-sale that are carried at market value with changes in market value, net of tax, recorded through stockholders’ equity.

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At March 31, 2016, the Company had FHLB advances of $153.0 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $155.0 million.

Lines of credit with the FRB are based on collateral pledged. At March 31, 2016, the Company had lines available with the FRB for $95.5 million. At March 31, 2016, the Company had no FRB advances outstanding.

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

The rule imposes higher risk-based capital and leverage requirements than those in place at the time the rule was issued. Specifically, the rule imposes the following minimum capital requirements:

●	A new Common Equity Tier 1 risk-based capital ratio of 4.5%,

●	A Tier 1 risk-based capital ratio of 6% (increased from the previous 4% requirement),

●	A total risk-based capital ratio of 8% (unchanged from previous requirement),

●	A leverage ratio of 4% and

●	A new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations resulting in a leverage ratio requirement of 7% for such institutions.

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

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at March 31, 2016 and December 31, 2015 are as follows:

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2016
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$141,309	13.88%	45,802	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	156,309	15.36%	61,070	6.00%	N/A	N/A
Total capital (to risk weighted assets)	166,542	16.36%	81,427	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	156,309	11.07%	56,456	4.00%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	143,352	14.09%	45,775	4.50%	66,119	6.50%
Tier 1 capital (to risk weighted assets)	143,352	14.09%	61,033	6.00%	81,378	8.00%
Total capital (to risk weighted assets)	153,585	15.10%	81,378	8.00%	101,722	10.00%
Tier 1 capital (to total average assets)	143,352	10.11%	56,698	4.00%	70,872	5.00%

December 31, 2015
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$138,213	13.97%	44,527	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	153,213	15.48%	59,370	6.00%	N/A	N/A
Total capital (to risk weighted assets)	163,353	16.51%	79,160	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	153,213	11.23%	54,557	4.00%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	139,025	14.08%	44,442	4.50%	64,194	6.50%
Tier 1 capital (to risk weighted assets)	139,025	14.08%	59,256	6.00%	79,008	8.00%
Total capital (to risk weighted assets)	149,165	15.10%	79,008	8.00%	98,760	10.00%
Tier 1 capital (to total average assets)	139,025	10.21%	54,466	4.00%	68,082	5.00%

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

At March 31, 2016, we had issued commitments to extend credit of approximately $78.2 million through various types of lending arrangements. There were 19 standby letters of credit included in the commitments for $1.5 million. Fixed rate commitments were $11.9 million and variable rate commitments were $66.3 million.

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

As of March 31, 2016, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest Rate Scenario		Annualized Hypothetical Percentage Change in
Change	Prime Rate	Net Interest Income
0.00%	3.50%	0.0%
1.00%	4.50%	0.5%
2.00%	5.50%	0.9%
3.00%	6.50%	0.9%

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

Accounting, Reporting, and Regulatory Matters

Information regarding recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of the financial information by the Company are included in Note 1 under Part I, Item 1 “Financial Statements”

Effect of Inflation and Changing Prices

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statement” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: May 9, 2016	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated January 5, 2016, by and among Carolina Financial Corporation, CBAC, Inc., and Congaree Bancshares, Inc.*

10	Employment Agreement, dated January 21, 2015, by and between Crescent Mortgage Company and Fowler Williams.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 11, 2016.

