Form 10-Q
period 2016-06-30
CAROLINA FINANCIAL CORP
filed 2016-08-09
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,545,282 shares of common stock, par value $0.01 per share, were issued and outstanding as of August 9, 2016

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$12,916	10,206
Interest-bearing cash	27,184	16,421
Federal funds sold	6,229	—
Cash and cash equivalents	46,329	26,627
Securities available-for-sale (cost of $342,293 at June 30, 2016 and $305,972 at December 31, 2015)	345,980	306,474
Securities held-to-maturity (fair value of $0 at June 30, 2016 and $17,965 at December 31, 2015)	—	17,053
Federal Home Loan Bank stock, at cost	7,906	9,919
Other investments	3,705	3,273
Derivative assets	3,808	1,945
Loans held for sale	36,284	41,774
Loans receivable, net of allowance for loan losses of $10,297 at June 30, 2016 and $10,141 at December 31, 2015	1,056,959	912,582
Premises and equipment, net	35,252	32,562
Accrued interest receivable	4,781	4,333
Real estate acquired through foreclosure, net	3,272	2,374
Deferred tax assets, net	7,891	5,273
Mortgage servicing rights	12,400	11,433
Cash value life insurance	28,553	28,082
Core deposit intangible	3,884	2,961
Goodwill	4,266	—
Other assets	5,114	3,004
Total assets	$1,606,384	1,409,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$246,811	163,054
Interest-bearing deposits	1,016,377	868,474
Total deposits	1,263,188	1,031,528
Short-term borrowed funds	97,500	120,000
Long-term debt	68,465	103,465
Derivative liabilities	4,141	306
Drafts outstanding	4,258	2,154
Advances from borrowers for insurance and taxes	1,592	641
Accrued interest payable	355	333
Reserve for mortgage repurchase losses	3,355	3,876
Dividends payable to stockholders	372	361
Accrued expenses and other liabilities	8,141	7,146
Total liabilities	1,451,367	1,269,810
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued or outstanding	—	—
Common stock, par value $.01; 25,000,000 and 15,000,000 shares authorized at June 30, 2016 and December 31, 2015 respectively; 12,545,282 and 12,023,557 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	125	120
Additional paid-in capital	65,567	56,418
Retained earnings	88,260	82,859
Accumulated other comprehensive income, net of tax	1,065	462
Total stockholders’ equity	155,017	139,859
Total liabilities and stockholders’ equity	$1,606,384	1,409,669

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Interest income
Loans	$11,880	10,465	22,965	19,928
Investment securities	2,470	2,079	4,622	3,973
Dividends from Federal Home Loan Bank stock	108	67	205	145
Federal funds sold	2	—	2	—
Other interest income	33	22	59	44
Total interest income	14,493	12,633	27,853	24,090
Interest expense
Deposits	1,512	1,011	2,879	1,972
Short-term borrowed funds	91	76	196	142
Long-term debt	570	492	1,185	965
Total interest expense	2,173	1,579	4,260	3,079
Net interest income	12,320	11,054	23,593	21,011
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	12,320	11,054	23,593	21,011
Noninterest income
Mortgage banking income	4,187	5,104	7,362	9,121
Deposit service charges	897	883	1,759	1,723
Net loss on extinguishment of debt	(47)	(1,215)	(56)	(1,215)
Net gain (loss) on sale of securities	113	(29)	530	442
Fair value adjustments on interest rate swaps	(226)	588	(507)	(7)
Net increase in cash value life insurance	229	180	458	358
Mortgage loan servicing income	1,413	1,318	2,801	2,626
Other	623	435	1,118	806
Total noninterest income	7,189	7,264	13,465	13,854
Noninterest expense
Salaries and employee benefits	7,675	7,286	14,825	14,249
Occupancy and equipment	1,927	1,727	3,769	3,511
Marketing and public relations	385	367	770	769
FDIC insurance	179	185	347	350
Recovery of mortgage loan repurchase losses	(250)	(250)	(500)	(500)
Legal expense	56	73	105	250
Other real estate expense, net	39	43	59	110
Mortgage subservicing expense	468	423	891	818
Amortization of mortgage servicing rights	541	485	1,073	945
Merger related expenses	2,799	—	2,985	—
Other	1,990	2,068	3,753	4,080
Total noninterest expense	15,809	12,407	28,077	24,582
Income before income taxes	3,700	5,911	8,981	10,283
Income tax expense	864	1,994	2,502	3,353
Net income	$2,836	3,917	6,479	6,930

Earnings per common share:
Basic	$0.24	0.41	0.55	0.74
Diluted	$0.23	0.41	0.54	0.73
Weighted average common shares outstanding:
Basic	11,908,282	9,434,124	11,827,428	9,399,348
Diluted	12,076,878	9,595,716	12,001,862	9,558,189

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Six Months
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)

Net income	$2,836	3,917	6,479	6,930

Other comprehensive income (loss), net of tax:
Unrealized gain (losses) on securities	2,503	(2,270)	2,700	(1,984)
Tax effect	(901)	817	(972)	714

Reclassification adjustment for (gains) losses included in earnings	(113)	29	(530)	(442)
Tax effect	41	(10)	191	159

Unrealized loss on interest rate swaps designated as cash flow hedges	(743)	—	(2,251)	—
Tax effect	267	—	810	—

Transfer from held-to-maturity to available-for-sale securities	1,023	89	1,023	1,604
Tax effect	(368)	(32)	(368)	(577)

Accretion of unrealized losses on held-to-maturity securities previously recognized in other comprehensive income	—	111	—	175
Tax effect	—	(40)	—	(63)

Other comprehensive income (loss), net of tax	1,709	(1,306)	603	(414)

Comprehensive income	$4,545	2,611	7,082	6,516

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2014	9,717,043	$97	23,194	69,625	784	93,700
Stock awards	36,581	1	(1)	—	—	—
Vested stock awards surrendered in cashless exercise	(6,361)	—	(34)	(39)	—	(73)
Stock options exercised	11,616	—	58	—	—	58
Excess tax benefit in connection with equity awards	—	—	189	—	—	189
Stock-based compensation expense, net	—	—	442	—	—	442
Net income	—	—	—	6,930	—	6,930
Dividends declared to stockholders	—	—	—	(488)	—	(488)
Other comprehensive loss, net of tax	—	—	—	—	(414)	(414)
Balance, June 30, 2015	9,758,879	$98	23,848	76,028	370	100,344

Balance, December 31, 2015	12,023,557	$120	56,418	82,859	462	139,859
Stock awards	35,556	1	—	—	—	1
Vested stock awards surrendered in cashless exercise	(24,881)	(1)	(106)	(342)	—	(449)
Stock options exercised	1,680	—	13	—	—	13
Stock issued - Congaree Bancshares, Inc. merger	509,370	5	8,552	—	—	8,557
Excess tax benefit in connection with equity awards	—	—	15	—	—	15
Stock-based compensation expense, net	—	—	675	—	—	675
Net income	—	—	—	6,479	—	6,479
Dividends declared to stockholders	—	—	—	(736)	—	(736)
Other comprehensive income, net of tax	—	—	—	—	603	603
Balance, June 30, 2016	12,545,282	$125	65,567	88,260	1,065	155,017

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$6,479	6,930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of unearned discount/premiums on investments, net	1,822	1,510
Amortization of deferred loan fees	(340)	(456)
Amortization of core deposit intangibles	181	171
Gain on sale of available-for-sale securities, net	(530)	(442)
Mortgage banking income	(7,362)	(9,121)
Originations of loans held for sale	(429,268)	(551,544)
Proceeds from sale of loans held for sale	442,120	539,550
Loss on extinguishment of debt	56	1,215
Provision for mortgage loan repurchase losses	(500)	(500)
Mortgage loan losses paid, net of recoveries	(21)	(137)
Fair value adjustments on interest rate swaps	507	7
Stock-based compensation	675	442
Increase in cash surrender value of bank owned life insurance	(458)	(345)
Depreciation	953	863
(Gain) loss on disposals of premises and equipment	(1)	8
(Gain) loss on sale of real estate acquired through foreclosure	59	27
Originations of mortgage servicing rights	(2,040)	(1,406)
Amortization of mortgage servicing rights	1,073	945
(Increase) decrease in:
Accrued interest receivable	(162)	(458)
Other assets	(4,216)	1,968
Increase (decrease) in:
Accrued interest payable	—	15
Dividends payable to stockholders	11	1
Accrued expenses and other liabilities	1,418	(3,066)
Cash flows provided by (used in) operating activities	10,456	(13,823)

Continued

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	For the Six Months
	Ended June 30
	2016	2015
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(87,702)	(119,316)
Maturities, payments and calls	25,332	24,911
Proceeds from sales	50,803	61,809
Activity in held-to-maturity securities:
Purchases	—	(497)
Maturities, payments and calls	—	199
Increase in other investments	(405)	(786)
Decrease (increase) in Federal Home Loan Bank stock	2,362	(3,643)
Increase in loans receivable, net	(70,228)	(63,552)
Purchase of premises and equipment	(893)	(1,487)
Proceeds from disposals of premises and equipment	1	34
Proceeds from sale of real estate acquired through foreclosure	1,295	1,026
Purchase of bank owned life insurance	(25)	(25)
Distribution of bank owned life insurance	—	175
Acquisition of Congaree Bancshares, Inc.	3,667	—
Cash flows used in investing activities	(75,793)	(101,152)

Cash flows from financing activities:
Net increase in deposit accounts	142,335	41,658
Net (decrease) increase in Federal Home Loan Bank advances	(60,056)	83,785
Principal repayment of subordinated debt	—	(1,575)
Net increase (decrease) in drafts outstanding	2,104	(1,145)
Net increase in advances from borrowers for insurance and taxes	951	744
Cash dividends paid on common stock	(722)	(488)
Net increase in excess tax benefit in connection with equity awards	414	189
Proceeds from exercise of stock options	13	58
Cash flows provided by financing activities	85,039	123,226
Net increase in cash and cash equivalents	19,702	8,251
Cash and cash equivalents, beginning of period	26,627	21,147
Cash and cash equivalents, end of period	$46,329	29,398

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$4,238	3,064
Income taxes paid, net of refunds	3,201	1,608

Noncash investing and financing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$792	1,085
Transfer of held-to-maturity securities to available-for-sale securities	16,955	12,652

Acquisitions:
Assets acquired	$104,221	—
Liabilities assumed	92,203	—
Net assets	$12,018	—
Goodwill and fair value acquisition adjustments	4,266	—

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

At June 30, 2016 and December 31, 2015, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15,000,000. The principal assets of the Trusts are $15,465,000 of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 14, 2016. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10-K.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, including valuation for impaired loans, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of securities, the valuation of derivative instruments, the valuation of assets acquired and liabilities assumed in business combinations, the valuation of mortgage servicing rights, the determination of the reserve for mortgage loan repurchase losses, asserted and unasserted legal claims and deferred tax assets or liabilities. In connection with the determination of the allowance for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

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

Earnings Per Share

Basic earnings per share (“EPS”) represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock (non-vested shares), restricted stock units (“RSUs”) and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options, unvested restricted stock and RSUs, and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the period of the Company’s stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

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

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments are effective for the Company for fiscal years that begin after December 15, 2015. The Company applied the guidance to stock awards with performance targets that are outstanding at the start of the first fiscal year in the financial statements and to all stock awards that are granted or modified after the effective date. These amendments did not have a material effect on the financial statements.

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

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company adopted the new guidance in the second quarter of 2016 with an excess tax benefit recorded as a reduction to income tax expense of $399,000 for the second quarter of 2016. These amendments did not a material impact to the Company’s financial position and cash flows.

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is evaluating the effect that implementation of the new standard will have on its financial position, results of operation and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – BUSINESS COMBINATIONS

Acquisition of Congaree Bancshares, Inc.

On June 11, 2016, the Company completed its acquisition of with Congaree Bancshares, Inc. (“Congaree”), the holding company for Congaree State Bank, pursuant to the Agreement and Plan of Merger, dated as of January 5, 2016. Under the terms of the merger agreement, each share of Congaree common stock was converted into the right to receive $8.10 in cash or 0.4806 shares of the Company’s common stock, or a combination thereof, subject to certain limitations.

The following table presents a summary of total consideration paid by the Company at the acquisition date (dollars in thousands).

Common stock issued (509,370 shares)	$8,557
Cash payments to common stockholders	5,724
Preferred shares assumed and redeemed at par	1,564
Fair value of Congaree stock options assumed - paid out in cash	439
Total consideration paid	$16,284

The following table presents the Congaree assets acquired and liabilities assumed as of June 11, 2016 as well as the related fair value adjustments and determination of goodwill.

	As Reported by Congaree	Fair Value Adjustments		As Recorded by the Company
Assets	(In thousands)
Cash and cash equivalents	$11,394	—		11,394
Securities	9,453	(59	)(a)	9,394
Loans	78,712	(4,111	)(b)	74,601
Allowance for loan losses	(1,112)	1,112	(c)	—
Premises and equipment	2,712	38	(d)	2,750
Foreclosed assets	1,710	(250	)(e)	1,460
Core deposit intangible	—	1,104	(f)	1,104
Deferred tax asset	1,813	915	(g)	2,728
Other assets	942	(152	)(h)	790
Total assets acquired	$105,624	(1,403)		104,221

Liabilities
Deposits	$89,227	98	(i)	89,325
Borrowings	2,500	—		2,500
Other liabilities	378	—		378
Total liabilities assumed	$92,105	98		92,203
Net assets acquired				12,018
Total consideration paid				16,284
Goodwill				4,266

Explanation of fair value adjustments:

(a)	Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b)	Adjustment reflects the fair value adjustment based on the Company’s third party valuation report.
(c)	Adjustment reflects the elimination of Congaree’s historical allowance for loan losses.
(d)	Adjustment reflects fair value adjustments on acquired branch and administrative offices.
(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the foreclosed assets
(f)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Company’s third party valuation report.
(g)	Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(h)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other assets.
(i)	Adjustment reflects the fair value adjustment based on the Company’s third party evaluation report on deposits assumed.

The Congaree acquisition was accounted for under the acquisition method of accounting. The assets and liabilities of Congaree have been recorded at their estimated fair values and added to those of the Company for periods following the merger date. The Company may refine its valuations of acquired Congaree assets and liabilities for up to one year following the merger date.

The Company acquired $104.2 million in assets at fair value, including $74.6 million in loans, $9.4 million in investment securities, and $1.5 million in real estate acquired through foreclosure. The Company also assumed $92.2 million of liabilities at fair value, including $89.3 million of total deposits with a core deposit intangible asset recorded of $1.1 million.

There are two methods to account for acquired loans as part of a business combination. Acquired loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 310-30. All other acquired loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value in accordance with ASC 310-20. All loans acquired as part of the transaction were accounted for under ASC 310-20, as a practical expedient, due to the immaterial balances of accruing substandard and nonaccrual loans as of the acquisition date. Nonaccrual and accruing substandard loans acquired totaled $204,000 and $423,000, respectively, as of June 11, 2016.

Supplemental Pro Forma Information

The table below presents supplemental pro forma information as if the Congaree acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2015. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $2.8 million and $3.0 million for the three months and six months ended June 30, 2016, respectively, are included in the Company’s consolidated statements of operations and are not included in the pro forma statements below. Actual net interest income and net income recorded from the merger date to June 30, 2016 was $273,000 and $137,000, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share data)

Net interest income	$13,585	$12,330	$26,123	$23,533
Net income (a)	$4,850	$4,164	$8,960	$7,447

Weighted average shares outstanding (b):
Basic	12,417,657	9,943,499	12,336,803	9,908,723
Diluted	12,586,253	10,105,091	12,511,237	10,067,564

Earnings per common share:
Basic	$0.39	$0.42	$0.73	$0.75
Diluted	$0.39	$0.41	$0.72	$0.74

(a)	Supplemental pro forma net income includes the impact of certain fair value adjustments. In addition, preferred shares were assumed to have been repaid; therefore no preferred dividends were assumed to have been paid. Supplemental pro forma net income does not include assumptions on cost saves or impact of merger related expenses.

(b)	Weighted average shares outstanding include the full effect of the common stock issued in connection with the Congaree acquisition as of the earliest reporting date.

NOTE 3 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available-for-sale and held-to-maturity at June 30, 2016 and December 31, 2015 follows:

	June 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available-for-sale: (In thousands)
Municipal securities	$80,745	5,834	—	86,579	60,603	1,885	(13)	62,475
US government agencies	3,586	43	—	3,629	7,015	81	—	7,096
Collateralized loan obligations	66,471	37	(419)	66,089	38,957	8	(207)	38,758
Corporate securities	513	7	—	520
Mortgage-backed securities:
Agency	107,882	2,020	(80)	109,822	112,608	1,370	(123)	113,855
Non-agency	72,004	463	(416)	72,051	75,415	580	(459)	75,536
Total mortgage-backed securities	179,886	2,483	(496)	181,873	188,023	1,950	(582)	189,391
Trust preferred securities	11,092	887	(4,689)	7,290	11,374	1,145	(3,765)	8,754
Total	$342,293	9,291	(5,604)	345,980	305,972	5,069	(4,567)	306,474

Securities held-to-maturity:
Municipal securities	$—	—	—	—	17,053	912	—	17,965

During the second quarter of 2016, the Company tainted its securities held-to-maturity portfolio as a result of a change in the intent to hold these securities until maturity to provide opportunities to maximize its asset utilization. As a result, the securities were moved to available-for-sale resulting in an increase to accumulated other comprehensive income of $655,000.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2016 follows:

	At June 30, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$—	—
One to five years	1,640	1,654
Six to ten years	61,166	62,008
After ten years	279,487	282,318
Total	$342,293	345,980

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Proceeds	$16,325	34,658	50,803	61,809

Realized gains	$113	105	647	579
Realized losses	—	(134)	(117)	(137)
Total investment securities gains, net	$113	(29)	530	442

At June 30, 2016, the Company had pledged securities with a market value of $56.0 million of securities for Federal Home Loan Bank (“FHLB”) advances.

At June 30, 2016, the Company has pledged $22.1 million of securities to secure public agency funds.

The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 are as follows:

	At June 30, 2016
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Collateralized loan obligations	$36,617	36,325	(292)	17,918	17,791	(127)	54,535	54,116	(419)
Mortgage-backed securities:
Agency	2,386	2,362	(24)	12,362	12,306	(56)	14,748	14,668	(80)
Non-agency	25,038	24,744	(294)	12,413	12,291	(122)	37,451	37,035	(416)
Total mortgage-backed securities	27,424	27,106	(318)	24,775	24,597	(178)	52,199	51,703	(496)
Trust preferred securities	1,433	1,194	(239)	8,724	4,274	(4,450)	10,157	5,468	(4,689)
Total	$65,474	64,625	(849)	51,417	46,662	(4,755)	116,891	111,287	(5,604)

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

As of June 30, 2016, trust preferred securities had an amortized cost of $11.1 million and a fair value of $7.3 million. For each trust preferred security, impairment testing is performed on a quarterly basis using a detailed cash flow analysis. The major assumptions used during the quarterly impairment testing are described in the subsequent paragraph.

In 2009, the Company adopted a four year “burst” scenario for its modeled default rates (2010 - 2013) that replicated the default rates for the banking industry from the four peak years of the savings and loan crisis, which then reduced to 0.25% annually. The elevated default rate ended in 2013, and the constant default rate used by the Company is now 0.25% annually. All issuers that are currently in deferral were presumed to be in default. Additionally, all defaults are assumed to have a 15% recovery after two years and 1% of the pool is presumed to prepay annually. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current three-month LIBOR forward interest rate curve.    Based on the cash flow analysis performed at period end, management believes that there are no additional securities other-than-temporarily impaired at June 30, 2016.

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

As of June 30, 2016, $0.7 million of the pooled trust preferred securities were investment grade, $1.4 million was split-rated, and $5.2 million were below investment grade. As of December 31, 2015, $0.8 million of the pooled trust preferred securities were investment grade and $8.0 million were below investment grade. In terms of risk-based capital calculation, the Company allocates additional risk-based capital to the below investment grade securities.

As of June 30, 2016, senior tranches represent $0.7 million of the Company’s pooled securities, while mezzanine tranches represented $6.6 million. All of the $6.6 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance. As of December 31, 2015, senior tranches represent $0.8 million of the Company’s pooled securities, while mezzanine tranches represented $8.0 million. All of the $8.0 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance.

At June 30, 2016 and December 31, 2015, the Company had 45 individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, mortgage-backed securities (agency and non-agency), and trust preferred securities summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows as needed, and determined that no OTTI expense was necessary during 2016 or 2015.

Management believes that there are no additional securities other-than-temporarily impaired at June 30, 2016. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

NOTE 4 – DERIVATIVES

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

The derivative positions of the Company at June 30, 2016 and December 31, 2015 are as follows:

	At June 30,		At December 31,
	2016		2015
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$—	—	180	30,000
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	3,176	190,183	1,246	143,318
Mortgage loan forward sales commitments	632	25,637	340	31,513
Mortgage-backed securities forward sales commitments	—	—	179	105,014
Total derivative assets	$3,808	215,820	1,945	309,845

Derivative liabilities:
Cash flow hedges:
Interest rate swaps	$2,071	30,000	—	—
Non-hedging derivatives:
Interest rate swaps	859	15,000	306	10,000
Mortgage-backed securities forward sales commitments	1,211	139,300	—	—
Total derivative liabilities	$4,141	184,300	306	10,000

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

Interest Rate Swaps

The Company enters into interest rate swaps that do not meet the hedge accounting requirements and are recorded at fair value as a derivative asset or liability. Interest rate swaps that are not designated as hedges are primarily used to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches. Fair value changes are recognized in noninterest income as “fair value adjustments on interest rate swaps”.

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

NOTE 5 - LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2016 and December 31, 2015 are summarized by category as follows:

	At June 30,		At December 31,
	2016		2015
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$385,455	36.11%	$344,928	37.38%
Home equity	39,581	3.71%	23,256	2.52%
Commercial real estate	383,534	35.94%	341,658	37.03%
Construction and development	117,177	10.98%	91,362	9.90%
Consumer loans	5,823	0.55%	5,179	0.56%
Commercial business loans	135,686	12.71%	116,340	12.61%
Total gross loans receivable	1,067,256	100.00%	922,723	100.00%
Less:
Allowance for loan losses	10,297		10,141
Total loans receivable, net	$1,056,959		$912,582

Included in the loan totals were $130.3 million and $64.1 million in loans acquired through branch acquisitions at June 30, 2016 and December 31, 2015, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At June 30,		At December 31,
	2016		2015
	(Dollars in thousands)

Variable rate loans	$448,570	42.03%	$397,873	43.12%
Fixed rate loans	618,686	57.97%	524,850	56.88%
Total loans outstanding	$1,067,256	100.00%	$922,723	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended June 30, 2016
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at April 1, 2016	$2,863	152	3,365	1,231	29	2,193	400	10,233
Provision for loan losses	(193)	15	28	(24)	19	187	(32)	—
Charge-offs	(45)	—	—	—	(27)	(119)	—	(191)
Recoveries	81	—	—	3	9	162	—	255
Balance at June 30, 2016	$2,706	167	3,393	1,210	30	2,423	368	10,297

	For the Three Months Ended June 30, 2015
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at April 1, 2015	$2,884	226	3,291	1,006	29	1,683	260	9,379
Provision for loan losses	179	(18)	118	(233)	15	50	(111)	—
Charge-offs	—	—	—	—	(2)	—	—	(2)
Recoveries	150	—	25	299	8	158	—	640
Balance at June 30, 2015	$3,213	208	3,434	1,072	50	1,891	149	10,017

Allowance for loan losses:	For the Six Months Ended June 30, 2016
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2016	$2,903	151	3,402	1,138	27	2,100	420	10,141
Provision for loan losses	(291)	16	(9)	66	17	253	(52)	—
Charge-offs	(45)	—	—	—	(29)	(119)	—	(193)
Recoveries	139	—	—	6	15	189	—	349
Balance at June 30, 2016	$2,706	167	3,393	1,210	30	2,423	368	10,297

	For the Six Months Ended June 30, 2015
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2015	$2,888	221	3,283	1,069	30	1,430	114	9,035
Provision for loan losses	—	(13)	(99)	(218)	3	292	35	—
Charge-offs	—	—	—	(90)	(3)	(41)	—	(134)
Recoveries	325	—	250	311	20	210	—	1,116
Balance at June 30, 2015	$3,213	208	3,434	1,072	50	1,891	149	10,017

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At June 30, 2016:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$9	—	243	120	—	9	—	381
Collectively evaluated for impairment	2,697	167	3,150	1,090	30	2,414	368	9,916
	$2,706	167	3,393	1,210	30	2,423	368	10,297

Loans receivable ending balances:
Individually evaluated for impairment	$2,690	154	5,175	499	14	304	—	8,836
Collectively evaluated for impairment	382,765	39,427	378,359	116,678	5,809	135,382	—	1,058,420
Total loans receivable	$385,455	39,581	383,534	117,177	5,823	135,686	—	1,067,256

At December 31, 2015:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$15	—	343	120	—	9	—	487
Collectively evaluated for impairment	2,888	151	3,059	1,018	27	2,091	420	9,654
	$2,903	151	3,402	1,138	27	2,100	420	10,141

Loans receivable ending balances:
Individually evaluated for impairment	$3,968	—	12,499	500	65	482	—	17,514
Collectively evaluated for impairment	340,960	23,256	329,159	90,862	5,114	115,858	—	905,209
Total loans receivable	$344,928	23,256	341,658	91,362	5,179	116,340	—	922,723

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of June 30, 2016 and December 31, 2015. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At June 30, 2016			At December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,179	4,712	—	3,175	5,572	—
Home equity	154	182	—	—	28	—
Commercial real estate	3,547	5,143	—	10,681	11,226	—
Construction and development	24	1,863	—	25	1,863	—
Consumer loans	14	362	—	65	362	—
Commercial business loans	295	1,609	—	473	1,668	—
	6,213	13,871	—	14,419	20,719	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	511	511	9	793	793	15
Home equity	—	—	—	—	—	—
Commercial real estate	1,628	1,628	243	1,818	1,818	343
Construction and development	475	475	120	475	475	120
Consumer loans	—	—	—	—	—	—
Commercial business loans	9	9	9	9	9	9
	2,623	2,623	381	3,095	3,095	487

Total:
Loans secured by real estate:
One-to-four family	2,690	5,223	9	3,968	6,365	15
Home equity	154	182	—	—	28	—
Commercial real estate	5,175	6,771	243	12,499	13,044	343
Construction and development	499	2,338	120	500	2,338	120
Consumer loans	14	362	—	65	362	—
Commercial business loans	304	1,618	9	482	1,677	9
	$8,836	16,494	381	17,514	23,814	487

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three months and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,393	13	3,410	51	2,660	23	3,122	120
Home equity	154	—	185	2	—	—	47	2
Commercial real estate	6,843	92	7,778	96	8,798	228	7,817	183
Construction and development	24	—	133	—	25	—	190	—
Consumer loans	32	3	35	1	48	(1)	33	1
Commercial business loans	451	48	1,330	15	554	52	1,523	87
	9,897	156	12,871	165	12,085	302	12,732	393

With an allowance recorded:
Loans secured by real estate:
One-to-four family	513	5	381	—	515	10	383	—
Home equity	—	—	—	—	—	—	—	—
Commercial real estate	1,642	—	752	39	1,657	—	521	42
Construction and development	475	—	154	17	475	—	77	17
Consumer loans	—	—	11	—	—	—	8	—
Commercial business loans	9	1	3	—	9	—	2	—
	2,639	6	1,301	56	2,656	10	991	59

Total:
Loans secured by real estate:
One-to-four family	2,906	18	3,791	51	3,175	33	3,505	120
Home equity	154	—	185	2	—	—	47	2
Commercial real estate	8,485	92	8,530	135	10,455	228	8,338	225
Construction and development	499	—	287	17	500	—	267	17
Consumer loans	32	3	46	1	48	(1)	41	1
Commercial business loans	460	49	1,333	15	563	52	1,525	87
	$12,536	162	14,172	221	14,741	312	13,723	452

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of June 30, 2016 and December 31, 2015.

	At June 30, 2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$35	—	—	—	25	—	60
60-89 days past due	69	—	—	—	—	—	69
90 days or more past due	1,424	154	349	499	—	23	2,449
Total past due	1,528	154	349	499	25	23	2,578
Current	383,927	39,427	383,185	116,678	5,798	135,663	1,064,678
Total loans receivable	$385,455	39,581	383,534	117,177	5,823	135,686	1,067,256

	At December 31, 2015
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$—	—	—	—	1	50	51
60-89 days past due	275	—	182	—	—	—	457
90 days or more past due	1,960	—	235	499	25	—	2,719
Total past due	2,235	—	417	499	26	50	3,227
Current	342,693	23,256	341,241	90,863	5,153	116,290	919,496
Total loans receivable	$344,928	23,256	341,658	91,362	5,179	116,340	922,723

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

There were no loans past due 90 days or more and still accruing at June 30, 2016 or December 31, 2015.

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at June 30, 2016 and December 31, 2015.

	At June 30,	At December 31,
	2016	2015
Loans secured by real estate:	(In thousands)
One-to-four family	$1,476	2,032
Home equity	154	—
Commercial real estate	1,759	1,686
Construction and development	499	499
Consumer loans	—	50
Commercial business loans	32	35
	$3,920	4,302

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of June 30, 2016 and December 31, 2015.

	At June 30, 2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$382,320	38,649	377,697	116,336	5,806	133,567	1,054,376
Special Mention	1,139	778	4,000	342	17	2,082	8,358
Substandard	1,996	154	1,837	499	—	37	4,522
Total loans receivable	$385,455	39,581	383,534	117,177	5,823	135,686	1,067,256

Performing	$383,979	39,427	381,775	116,678	5,823	135,654	1,063,336
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	1,476	154	1,759	499	—	32	3,920
Total nonperforming	1,476	154	1,759	499	—	32	3,920
Total loans receivable	$385,455	39,581	383,534	117,177	5,823	135,686	1,067,256

	At December 31, 2015
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$340,905	23,303	332,320	91,051	5,133	115,664	908,376
Special Mention	535	—	8,242	172	—	919	9,868
Substandard	2,246	—	1,833	490	48	154	4,771
Total loans receivable	$343,686	23,303	342,395	91,713	5,181	116,737	923,015

Performing	$341,654	23,303	340,709	91,214	5,131	116,702	918,713
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	2,032	—	1,686	499	50	35	4,302
Total nonperforming	2,032	—	1,686	499	50	35	4,302
Total loans receivable	$343,686	23,303	342,395	91,713	5,181	116,737	923,015

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

Troubled Debt Restructurings

At June 30, 2016, there were $6.4 million in loans designated as troubled debt restructurings of which $4.9 million were accruing. At December 31, 2015, there were $14.4 million in loans designated as troubled debt restructurings of which $13.2 million were accruing.

There were no loans designated as troubled debt restructuring during the three months or six months ended June 30, 2016.

There were no loans designed as troubled debt restructuring during the three months ended June 30, 2016. There was one relationship totaling fourteen loans designated as a troubled debt restructuring during the six months ended June 30, 2015. All loans within this relationship were designated as troubled debt restructuring due to a change in payment structure. Eleven loans were within the one-to-four family loan segment with a pre-modification and post-modification recorded investment of $749,000. Two loans were within the commercial real estate loan segment with a pre-modification and post-modification recorded investment of $147,000. One loan was within the commercial and industrial loan segment with a pre-modification and post-modification recorded investment of $14,000.

No loans previously restructured in the twelve months prior to June 30, 2016 and 2015 went into default during the three months or six months ended June 30, 2016 and 2015.

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in real estate acquired through foreclosure for the periods ended June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$2,374	3,239
Additions	2,252	1,307
Sales	(1,354)	(2,172)
Write downs	—	—
Balance at end of period	$3,272	2,374

A summary of the composition of real estate acquired through foreclosure follows:

	At June 30,	At December 31,
	2016	2015
	(In thousands)
Real estate loans:
One-to-four family	$787	773
Commercial real estate	588	484
Construction and development	1,897	1,117
	$3,272	2,374

Included in the balances for June 30, 2016 was $1.5 million, net of purchase accounting adjustments, in real estate acquired through foreclosure as part of the acquisition of Congaree on June 11, 2016.

NOTE 7 - DEPOSITS

Deposits outstanding by type of account at June 30, 2016 and December 31, 2015 are summarized as follows:

	At June 30,	At December 31,
	2016	2015
	(In thousands)
Noninterest-bearing demand accounts	$246,811	163,054
Interest-bearing demand accounts	166,843	158,581
Savings accounts	46,032	39,147
Money market accounts	296,968	223,906
Certificates of deposit:
Less than $250,000	480,002	428,067
$250,000 or more	26,532	18,773
Total certificates of deposit	506,534	446,840
Total deposits	$1,263,188	1,031,528

The aggregate amount of brokered certificates of deposit was $101.7 million and $97.1 million at June 30, 2016 and December 31, 2015, respectively. The aggregate amount of institutional certificates of deposit was $51.4 million and $51.5 million at June 30, 2016 and December 31, 2015, respectively. Brokered certificates of deposit and institutional certificates of deposit are included in the table above under certificates of deposit less than $250,000.

The Company has pledged $22.1 million of securities as of June 30, 2016 to secure public agency funds.

NOTE 8 – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are as follows:

	At June 30, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$12,916	12,916	12,916	—	—
Interest-bearing cash	27,184	27,184	27,184	—	—
Securities available-for-sale	345,980	345,980	—	345,980	—
Federal funds sold	6,229	6,229	6,229	—	—
Non-equitable securities	7,906	7,906	—	—	7,906
Other investments	3,705	3,705	—	—	3,705
Derivative assets	3,808	3,808	—	3,808	—
Loans held for sale	36,284	36,284	—	36,284	—
Loans receivable, net	1,056,959	1,063,563	—	—	1,063,563
Accrued interest receivable	4,781	4,781	—	4,781	—
Mortgage servicing rights	12,400	16,534	—	—	16,534
Cash value life insurance	28,553	28,553	—	28,553	—

Financial liabilities:
Deposits	1,263,188	1,244,366	—	1,244,366	—
Short-term borrowed funds	97,500	97,598	—	97,598	—
Long-term debt	68,465	73,398	—	73,398	—
Derivative liabilities	4,141	4,141	2,930	1,211	—
Accrued interest payable	355	355	—	355	—

	At December 31, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$10,206	10,206	10,206	—	—
Interest-bearing cash	16,421	16,421	16,421	—	—
Securities available-for-sale	306,474	306,474	—	306,474	—
Securities held-to-maturity	17,053	17,965	—	17,965	—
Federal Home Loan Bank stock	9,919	9,919	—	—	9,919
Other investments	3,273	3,273	—	—	3,273
Derivative assets	1,945	1,945	180	1,765	—
Loans held for sale	41,774	41,774	—	41,774	—
Loans receivable, net	912,582	917,043	—	—	917,043
Cash value life insurance	28,082	28,082	—	28,082	—
Accrued interest receivable	4,333	4,333	—	4,333	—
Mortgage servicing rights	11,433	17,564	—	—	17,564

Financial liabilities:
Deposits	1,031,528	1,029,406	—	1,029,406	—
Short-term borrowed funds	120,000	119,880	—	119,880	—
Long-term debt	103,465	105,551	—	105,551	—
Derivative liabilities	306	306	306	—	—
Accrued interest payable	333	333	—	333	—

	At June 30, 2016		At December 31, 2015
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(In thousands)
Commitments to extend credit	$89,558	—	70,365	—
Standby letters of credit	3,181	—	1,357	—

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

Investment Securities Available-for-Sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At June 30, 2016 and December 31, 2015, the Company’s investment securities available-for-sale are recurring Level 2.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2016 and December 31, 2015:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2016
Available-for-sale investment securities:
Municipal securities	$—	86,579	—
US government agencies	—	3,629	—
Collateralized loan obligations	—	66,089	—
Corporate securities	—	520	—
Mortgage-backed securities:
Agency	—	109,822	—
Non-agency	—	72,051	—
Trust Preferred Securities	—	7,290	—
Loans held for sale	—	36,284	—
Derivative assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	—	3,176	—
Mortgage loan forward sales commitments	—	632	—
Derivative liabilities:
Cash flow hedges:
Interest rate swaps	2,071	—	—
Non-hedging derivatives:
Interest rate swaps	859	—	—
Mortgage-backed securities forward sales commitments	—	1,211	—
Total	$2,930	387,283	—

December 31, 2015
Available-for-sale investment securities:
Municipal securities	$—	62,475	—
US government agencies	—	7,096	—
Collateralized loan obligations	—	38,758	—
Mortgage-backed securities:
Agency	—	113,855	—
Non-agency	—	75,536	—
Trust preferred securities	—	8,754	—
Loans held for sale	—	41,774	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	180	—	—
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	—	1,246	—
Mortgage loan forward sales commitments	—	340	—
Mortgage-backed securities forward sales commitments	—	179	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	306	—	—
Total	$486	350,013	—

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2016 and December 31, 2015:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2016
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	2,681
Home equity	—	—	154
Commercial real estate	—	—	4,932
Construction and development	—	—	379
Consumer loans	—	—	14
Commercial business loans	—	—	295
Real estate owned:
One-to-four family	—	—	787
Commercial real estate	—	—	588
Construction and development	—	—	1,897
Mortgage servicing rights	—	—	—
Total	$—	—	11,727

December 31, 2015
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,953
Commercial real estate	—	—	12,156
Construction and development	—	—	380
Consumer loans	—	—	65
Commercial business loans	—	—	473
Real estate owned:
One-to-four family	—	—	773
Commercial real estate	—	—	484
Construction and development	—	—	1,117
Mortgage servicing rights	—	—	17,564
Total	$—	—	36,965

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2016 and December 31, 2015
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
Prepayment rate 11% - 12% - 2016
Prepayment rate 8% - 9% - 2015

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share (“EPS”) represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock (non-vested shares), restricted stock units (“RSUs”) and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options, unvested restricted stock and RSUs, and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the period of the Company’s stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

On June 22, 2015, the Board of Directors of the Company declared a six-for-five stock split representing a 20% stock dividend to stockholders of record as of July 15, 2015, payable on July 31, 2015.

All share, earnings per share, and per share data have been retroactively adjusted to reflect the stock splits for all periods presented in accordance with GAAP.

The following is a summary of the reconciliation of weighted average shares outstanding for the three months and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	11,908,282	11,908,282	9,434,124	9,434,124
Effect of dilutive securities	—	168,596	—	161,592
Weighted average shares outstanding	11,908,282	12,076,878	9,434,124	9,595,716

	For the Six Months Ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	11,827,428	11,827,428	9,399,348	9,399,348
Effect of dilutive securities	—	174,434	—	158,841
Weighted average shares outstanding	11,827,428	12,001,862	9,399,348	9,558,189

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of June 30, 2016 and 2015 used to calculate book value per share:

	As of June 30,
	2016	2015

Issued and outstanding shares	12,545,282	9,758,879
Less nonvested restricted stock awards	(219,228)	299,806
Period end dilutive shares	12,326,054	9,459,073

NOTE 10 – SUPPLEMENTAL SEGMENT INFORMATION

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

The following tables present selected financial information for the Company’s reportable business segments for the three months and six months ended June 30, 2016 and 2015:

	Community	Mortgage
For the Three Months Ended June 30, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$14,136	329	4	24	14,493
Interest expense	2,025	4	148	(4)	2,173
Net interest income (expense)	12,111	325	(144)	28	12,320
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	2,078	5,111	—	—	7,189
Intersegment noninterest income	242	15	—	(257)	—
Noninterest expense	11,646	3,891	272	—	15,809
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	2,785	1,320	(418)	13	3,700
Income tax expense (benefit)	623	401	(165)	5	864
Net income (loss)	$2,162	919	(253)	8	2,836

	Community	Mortgage
For the Three Months Ended June 30, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$12,146	481	4	2	12,633
Interest expense	1,433	40	146	(40)	1,579
Net interest income (expense)	10,713	441	(142)	42	11,054
Provision for loan losses	(15)	15	—	—	—
Noninterest income from external customers	1,199	6,064	1	—	7,264
Intersegment noninterest income	1	39	1,768	(1,808)	—
Noninterest expense	6,239	4,178	1,990	—	12,407
Intersegment noninterest expense	1,528	241	—	(1,769)	—
Income (loss) before income taxes	4,161	2,110	(363)	3	5,911
Income tax expense (benefit)	1,344	787	(139)	2	1,994
Net income (loss)	$2,817	1,323	(224)	1	3,917

	Community	Mortgage
For the Six Months Ended June 30, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$27,080	698	9	66	27,853
Interest expense	3,964	9	296	(9)	4,260
Net interest income (expense)	23,116	689	(287)	75	23,593
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	4,211	9,254	—	—	13,465
Intersegment noninterest income	485	34	—	(519)	—
Noninterest expense	20,075	7,571	431	—	28,077
Intersegment noninterest expense	—	481	4	(485)	—
Income (loss) before income taxes	7,737	1,925	(722)	41	8,981
Income tax expense (benefit)	2,162	605	(281)	16	2,502
Net income (loss)	$5,575	1,320	(441)	25	6,479

	Community	Mortgage
For the Six Months June 30, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$23,169	873	8	40	24,090
Interest expense	2,788	51	291	(51)	3,079
Net interest income (expense)	20,381	822	(283)	91	21,011
Provision for loan losses	(52)	52	—	—	—
Noninterest income from external customers	2,899	10,954	1	—	13,854
Intersegment noninterest income	2	76	3,536	(3,614)	—
Noninterest expense	12,575	8,088	3,919	—	24,582
Intersegment noninterest expense	3,056	482	—	(3,538)	—
Income (loss) before income taxes	7,703	3,230	(665)	15	10,283
Income tax expense (benefit)	2,413	1,196	(261)	5	3,353
Net income (loss)	$5,290	2,034	(404)	10	6,930

The following tables present selected financial information for the Company’s reportable business segments for June 30, 2016 and December 31, 2015:

	Community	Mortgage
At June 30, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,598,596	75,184	169,257	(236,653)	1,606,384
Loans receivable, net	1,046,402	19,925	—	(9,368)	1,056,959
Loans held for sale	2,993	33,291	—	—	36,284
Deposits	1,267,786	—	—	(4,598)	1,263,188
Borrowed funds	150,500	8,728	15,465	(8,728)	165,965

	Community	Mortgage
At December 31, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,404,681	75,926	156,774	(227,712)	1,409,669
Loans receivable, net	908,227	17,783	—	(13,428)	912,582
Loans held for sale	3,466	38,308	—	—	41,774
Deposits	1,047,671	—	—	(16,143)	1,031,528
Borrowed funds	208,000	12,748	15,465	(12,748)	223,465

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three months and six months ended June 30, 2016 as compared to the three months and six months ended June 30, 2015 and assesses our financial condition as of June 30, 2016 as compared to December 31, 2015. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2015 included in our Form 10-K for that period. Results for the three months and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

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

Executive Summary of Operating Results

The following is a summary of the Company’s financial highlights and significant events in the second quarter of 2016:

•	On June 11, 2016, the Company closed its previously announced acquisition of Congaree Bancshares, Inc. (Congaree) with the operational conversion completed in July 2016.
•	Net income for the second quarter of 2016 of $2.8 million, or $0.23 per diluted share, including pretax merger expense of $2.8 million, compared to net income of $3.9 million, or $0.41 per diluted share, for the second quarter of 2015.
•	Operating earnings for the second quarter of 2016 increased 17.3% to $5.1 million, or $0.42 per diluted share, from $4.4 million, or $0.45 per diluted share, from the second quarter of 2015.
•	Operating return on average assets and operating return on average equity of 1.38% and 14.02% for the second quarter of 2016, respectively, compared to operating return on average assets and operating return on average equity of 1.34% and 17.83% for the second quarter of 2015, respectively.
•	Tangible book value of $11.92 at June 30, 2016 compared to $11.66 at December 31, 2015.
•	Loans receivable-gross, excluding Congaree loans acquired, grew at an annualized rate of 15.3% or $70.7 million since December 31, 2015.
•	Nonperforming assets to total assets of 0.45% as of June 30, 2016 compared to 0.47% as of December 31, 2015.
•	Core deposits, excluding Congaree deposits acquired, increased $104.7 million since December 31, 2015.

Recent Events

Effective June 11, 2016, the Company completed its previously announced merger with Congaree, pursuant to the Agreement and Plan of Merger, dated as of January 5, 2016.

The Congaree acquisition was accounted for under the acquisition method of accounting. The assets and liabilities of Congaree have been recorded at their estimated fair values and added to those of the Company for periods following the merger date. Because the fair value of the assets acquired and core deposit intangible asset created were less than the fair value of liabilities assumed and consideration paid in the acquisition we recorded goodwill of $4.3 million in our consolidated statements of financial condition. The Company may refine its valuations of acquired Congaree assets and liabilities for up to one year following the merger date.

In connection with the acquisition of Congaree, the Company acquired $104.2 million in assets at fair value, including $74.6 million in loans, $9.4 million in investment securities, and $1.5 million in real estate acquired through foreclosure. The Company also assumed $92.2 million of liabilities at fair value, including $89.3 million of total deposits with a core deposit intangible asset recorded of $1.1 million.

Non-GAAP Financial Measures

Statements included in this management’s discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company’s management uses these non-GAAP financial measures, including: (i) operating earnings; (ii) operating earnings per common share (iii) operating return on average assets, (iv) operating return on average equity, (v) core deposits, and (vi) tangible book value.

Management believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company without regard to transactional activities. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

The following table presents a reconciliation of Non-GAAP performance measures for operating earnings and corresponding ratios:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands, except share data)
Operating Earnings:
Income before income taxes	$3,700	5,911	8,981	10,283
(Gain) loss on sale of securities	(113)	29	(530)	(442)
Net loss on extinguishment of debt	47	1,215	56	1,215
Fair value adjustments on interest rate swaps	226	(588)	507	7
Merger related costs	2,799	—	2,985	—
Operating earnings before income taxes	6,659	6,567	11,999	11,063
Tax expense (1) (2)	1,555	2,215	3,343	3,607
Operating earnings (Non-GAAP)	$5,104	4,352	8,656	7,456

Average equity	145,656	97,647	143,484	96,448
Average assets	1,482,963	1,297,053	1,439,695	1,262,987
Operating return on average assets (Non-GAAP)	1.38%	1.34%	1.20%	1.18%
Operating return on average equity (Non-GAAP)	14.02%	17.83%	12.07%	15.46%

Weighted average common shares outstanding:
Basic	11,908,282	9,434,124	11,827,428	9,399,348
Diluted	12,076,878	9,595,716	12,001,862	9,558,189
Operating earnings per common share:
Basic (Non-GAAP)	$0.43	$0.46	$0.73	$0.79
Diluted (Non-GAAP)	$0.42	$0.45	$0.72	$0.78

As Reported:
Income before income taxes	$3,700	5,911	8,981	10,283
Tax expense	864	1,994	2,502	3,353
Net Income	$2,836	3,917	6,479	6,930

Average equity	145,656	97,647	143,484	96,448
Average assets	1,482,963	1,297,053	1,439,695	1,262,987
Return on average assets	0.76%	1.21%	0.90%	1.10%
Return on average equity	7.79%	16.05%	9.03%	14.37%

Weighted average common shares outstanding:
Basic	11,908,282	9,434,124	11,827,428	9,399,348
Diluted	12,076,878	9,595,716	12,001,862	9,558,189
Earnings per common share:
Basic	$0.24	$0.41	$0.55	$0.74
Diluted	$0.23	$0.41	$0.54	$0.73

(1)	Tax expense is determined using the effective tax rate reflected in the accompanying income statement for the applicable reporting period.

(2)	In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company early adopted the new guidance in the second quarter of 2016. As a result, the Company’s income tax expense was reduced by approximately $399,000 in the second quarter of 2016.

The following table presents a reconciliation of Non-GAAP performance measures of core deposits and tangible book value per share.

	At June 30,	At December 31,
	2016	2015
	(In thousands, except share data)
Core deposits:
Noninterest-bearing demand accounts	$246,811	163,054
Interest-bearing demand accounts	166,843	158,581
Savings accounts	46,032	39,147
Money market accounts	296,968	223,906
Total core deposits (Non-GAAP)	756,654	584,688

Certificates of deposit:
Less than $250,000	480,002	428,067
$250,000 or more	26,532	18,773
Total certificates of deposit	506,534	446,840
Total deposits	$1,263,188	1,031,528

	At June 30,	At December 31,
	2016	2015
	(In thousands, except share data)
Tangible book value per share:
Total stockholders equity	$155,017	139,859
Less intangible assets	(8,150)	(2,961)
Tangible common equity (Non-GAAP)	$146,867	136,898

Issued and outstanding shares	12,545,282	12,023,557
Less nonvested restricted stock awards	(219,228)	(285,805)
Period end dilutive shares	12,326,054	11,737,752

Total stockholders equity	$155,017	139,859
Divided by period end dilutive shares	12,326,054	11,737,752
Common book value per share	$12.58	11.92

Tangible common equity (Non-GAAP)	$146,867	136,898
Divided by period end dilutive shares	12,326,054	11,737,752
Tangible common book value per share (Non-GAAP)	$11.92	11.66

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2015 Annual Report on Form 10-K. Refer to the notes to our consolidated financial statements in our 2015 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations

Summary

The Company reported net income for the three months ended June 30, 2016 of $2.8 million, or $0.23 per diluted share, as compared to $3.9 million, or $0.41 per diluted share, for the three months ended June 30, 2015. Net income for the six months ended June 30, 2016 totaled $6.5 million, or $0.54 per diluted share, compared to net income of $6.9 million, or $0.73 per diluted share.

The decrease in net income and earnings per share is the primarily a result of the following:

•	Merger related expenses incurred from the acquisition of Congaree of $2.8 million and $3.0 million for the three months and six months ended June 30, 2016, respectively.

•	Issuance of 509,370 shares of common stock in connection with the acquisition of Congaree on June 11, 2016.

•	Public offering completed in December 2015 where the Company issued 2,262,296 shares of its common stock for net proceeds of approximately $32.1 million.

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

Net interest income increased to $12.3 million for the three months ended June 30, 2016 from $11.1 million for the three months ended June 30, 2015. Net interest income increased to $23.6 million for the six months ended June 30, 2016 from $21.0 million for the six months ended June 30, 2015. The increase in net interest income is a result of the increase in average interest-earning assets balances as well as favorable prepayment speed experienced on our securities portfolio. Additionally, the Company recognized $136,000 from the collection of a prepayment penalty during the second quarter of 2016. The increase in average earnings assets for the three months and six months ended June 30, 2016 is primarily the result of increased balances of loans receivable.

The growth in loan balances was primarily the result of the following:

•	On June 11, 2016, the Company acquired approximately $74.6 million of loans, net of purchase accounting adjustment as part of the acquisition of Congaree.
•	Residential mortgage –In addition to selling a portion of its production, the Company has retained a portion of its mortgage production. Due to management’s emphasis on growing the Company’s residential mortgage portfolio, loans receivable within the one-to-four family portfolio has increased $98.1 million since June 30, 2015. This growth includes the purchase of a non-conforming residential loan pool during the fourth quarter of 2015 with a balance of $33.1 million as of June 30, 2016.
•	Commercial lending – during 2014 and 2015, the Company expanded its commercial lending team by hiring additional loan officers in its Charleston and Myrtle Beach markets of South Carolina. The Company also has opened its first branch in the upstate of South Carolina, and a branch in Wilmington, North Carolina. As a result, gross loans receivable within commercial real estate and construction and development increased $86.5 million since June 30, 2015.
•	Syndicated loans – The Company’s primary markets are generally concentrated in real estate lending and have provided limited opportunities to develop a Commercial and Industrial (“C&I”) loan portfolio. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase C&I loans originated in other markets to retain in the loan portfolio. These loans typically have terms of seven years and generally are tied to a floating rate index such as LIBOR or prime. To effectively manage this new line of lending, the Company hired an experienced senior lending executive in 2014 with relevant experience to lead and manage this area of the loan portfolio and retained a consulting firm that specializes in syndicated loans. Syndicated loans have grown $16.2 million since June 30, 2015. As of June 30, 2016, the syndicated loan portfolio outstanding was $86.5 million and is grouped within commercial business loans. The Company’s policy currently limits the syndicated loan portfolio not to exceed 75% of the Bank’s Tier 1 regulatory capital. As of June 30, 2016, the Moody’s weighted average credit facility rating of the syndicated loan portfolio was Ba2, with no credit rated less than B2.

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

	For The Three Months Ended June 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$24,467	211	3.46%	49,007	462	3.78%
Loans receivable, net (1)	978,337	11,669	4.78%	813,293	10,003	4.93%
Interest-bearing cash	35,564	24	0.27%	17,722	11	0.25%
Securities available for sale	323,782	2,384	2.91%	286,592	1,990	2.75%
Securities held to maturity	11,323	86	3.00%	18,355	89	1.92%
Dividends from non-equitable securities	7,060	108	6.14%	8,212	67	3.27%
Other investments	5,170	11	0.85%	2,503	11	1.76%
Total interest-earning assets	1,385,703	14,493	4.20%	1,195,684	12,633	4.24%
Non-earning assets	97,260			101,369

Total assets	$1,482,963			1,297,053

Interest-bearing liabilities:
Demand accounts	137,999	46	0.13%	179,511	50	0.11%
Money market accounts	268,178	204	0.31%	238,441	113	0.19%
Savings accounts	43,497	14	0.13%	38,481	12	0.13%
Certificates of deposit	486,101	1,248	1.03%	373,593	836	0.90%
Short-term borrowed funds	72,308	91	0.51%	142,800	76	0.21%
Long-term debt	78,193	570	2.93%	41,419	492	4.76%
Total interest-bearing liabilities	1,086,276	2,173	0.80%	1,014,245	1,579	0.62%
Noninterest-bearing deposits	235,085			169,463
Other liabilities	15,946			15,698
Stockholders’ equity	145,656			97,647

Total liabilities and
Stockholders’ equity	$1,482,963			1,297,053

Net interest spread			3.40%			3.62%
Net interest margin	3.57%			3.71%

Net interest margin (tax-equivalent) (2)	3.64%			3.80%
Net interest income		12,320			11,054

(1)	Average balances of loans include nonaccrual loans.
(2)	The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.57%, or 3.64% on a tax-equivalent basis, for the three months ended June 30, 2016 compared to 3.71%, or 3.80% on a tax equivalent basis, for the three months ended June 30, 2015. The decrease in margin from period to period is the result of the recognition of $460,000 of previously uncollected interest income from the resolution of a non performing asset during the second quarter of 2015 as well as an increase in certificate of deposits and long term debt which has increased the rate paid on interest-bearing liabilities. In addition, the Federal Reserve increased interest rates in December of 2015 which has increased the rate paid on our short term borrowings.

Our net interest spread, which is not on a tax-equivalent basis, was 3.40% for the three months ended June 30, 2016 as compared to 3.62% for the same period in 2015. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 22 basis point decrease in net interest spread is a result of the 4 basis point decrease in yield on interest-earning assets and a 18 basis point increase in rate paid on interest-bearing liabilities.

	For The Six Months Ended June 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$24,985	434	3.49%	39,870	750	3.79%
Loans receivable, net (1)	954,336	22,531	4.75%	795,466	19,178	4.86%
Interest-bearing cash	15,162	37	0.49%	18,105	22	0.25%
Securities available for sale	319,097	4,405	2.73%	273,363	3,680	2.68%
Securities held to maturity	14,178	217	3.03%	21,906	293	2.66%
Dividends from non-equitable securities	7,871	205	5.24%	7,308	145	4.00%
Other investments	4,312	24	1.12%	2,740	22	1.62%
Total interest-earning assets	1,339,941	27,853	4.18%	1,158,758	24,090	4.19%
Non-earning assets	99,754			104,229

Total assets	$1,439,695			1,262,987

Interest-bearing liabilities:
Demand accounts	124,377	92	0.15%	172,557	106	0.12%
Money market accounts	249,520	341	0.27%	241,064	223	0.19%
Savings accounts	41,966	27	0.13%	37,697	24	0.13%
Certificates of deposit	474,625	2,419	1.02%	366,970	1,619	0.89%
Short-term borrowed funds	82,637	196	0.48%	119,930	142	0.24%
Long-term debt	89,760	1,185	2.65%	43,360	965	4.49%
Total interest-bearing liabilities	1,062,885	4,260	0.81%	981,578	3,079	0.63%
Noninterest-bearing deposits	218,331			167,047
Other liabilities	14,995			17,914
Stockholders’ equity	143,484			96,448

Total liabilities and
Stockholders’ equity	$1,439,695			1,262,987

Net interest spread			3.37%			3.56%
Net interest margin	3.53%			3.66%

Net interest margin (tax-equivalent) (2)	3.63%			3.75%
Net interest income		23,593			21,011

(1)	Average balances of loans include nonaccrual loans.
(2)	The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.53%, or 3.63% on a tax-equivalent basis, for the six months ended June 30, 2016 compared to 3.66%, or 3.75% on a tax equivalent basis, for the six months ended June 30, 2015. The decrease in margin from period to period is the result of the recognition of $460,000 of previously uncollected interest income from the resolution of a non performing asset during the second quarter of 2015 as well as an increase in certificate of deposits and long term debt which has increased the rate paid on interest-bearing liabilities. In addition, the Federal Reserve increased interest rates in December of 2015 which has increased the rate paid on our short term borrowings.

Our net interest spread, which is not on a tax-equivalent basis, was 3.37% for the six months ended June 30, 2016 as compared to 3.56% for the same period in 2015. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 19 basis point decrease in net interest spread is a result of the 1 basis point decrease in yield on interest-earning assets and a 18 basis point increase in rate paid on interest-bearing liabilities.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended June 30, 2016 and 2015.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$10,233	9,379	10,141	9,035
Provision for loan losses	—	—	—	—
Loan charge-offs	(191)	(2)	(193)	(134)
Loan recoveries	255	640	349	1,116
Balance, end of period	$10,297	10,017	10,297	10,017

The Company experienced net recoveries of $64,000 and $638,000 for the three months ended June 30, 2016 and 2015, respectively. The Company experienced net recoveries of $156,000 and $982,000 for the six months ended June 30, 2016 and 2015, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly decreasing to 0.45% as of June 30, 2016 as compared to 0.47% as of December 31, 2015. No provision expense for loan losses was recorded during 2016 or 2015 primarily due to the net recoveries experienced.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three months and six months ended June 30, 2016 and 2015 are presented below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Noninterest income:
Mortgage banking income	$4,187	5,104	7,362	9,121
Deposit service charges	897	883	1,759	1,723
Net loss on extinguishment of debt	(47)	(1,215)	(56)	(1,215)
Net gain (loss) on sale of securities	113	(29)	530	442
Fair value adjustments on interest rate swaps	(226)	588	(507)	(7)
Net increase in cash value life insurance	229	180	458	358
Mortgage loan servicing income	1,413	1,318	2,801	2,626
Other	623	435	1,118	806
Total noninterest income	$7,189	7,264	13,465	13,854

Noninterest income decreased $75,000 to $7.2 million for the three months ended June 30, 2016 from $7.3 million for the three months ended June 30, 2015. Noninterest income decreased $389,000 to $13.5 million for the six months ended June 30, 2016 from $13.9 million for the six months ended June 30, 2015. The decrease in noninterest income primarily relates to the decrease in mortgage banking income as a result of decreased originations as well as the effects of the fair value adjustments on interest rate swaps.

The following table provides a break out of mortgage banking income from our retail mortgage team “Community banking” and Crescent Mortgage Company “Wholesale mortgage banking”:

	For the Three Months Ended June 30,
	Loan Originations		Mortgage Banking Income		Margin
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
Additional segment information:
Community banking	$24,629	15,206	487	358	1.98%	2.35%
Wholesale mortgage banking	200,161	282,274	3,700	4,746	1.85%	1.68%
Total mortgage banking income	$224,790	297,480	4,187	5,104	1.86%	1.72%

	For the Six Months Ended June 30,
	Loan Originations		Mortgage Banking Income		Margin
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
Additional segment information:
Community banking	$42,308	32,788	906	$801	2.14%	2.44%
Wholesale mortgage banking	386,960	507,731	6,456	8,320	1.67%	1.64%
Total mortgage banking income	$429,268	540,519	7,362	$9,121	1.72%	1.69%

The new regulatory rules related to TILA-RESPA Integrated Disclosures (“TRID”) have significantly impacted Crescent Mortgage Company. The percentage of originations attributable to refinances were 33.6% for the second quarter of 2016 compared to 33.9% for the second quarter of 2015.

During the three months ended June 30, 2016, the Company recognized net gains on sale of available-for-sale securities of $113,000 compared to a loss on sale of securities during three months ended June 30, 2015 of $29,000. Net gain on sale of available-for-sale securities were $530,000 for the six months ended June 30, 2016 compared to net gain of $442,000 for the six months ended June 30, 2015.

The fair value adjustment on interest rate swaps reduced noninterest income by $226,000 for the three months ended June 30, 2016 compared to an increase in noninterest income of $588,000 for three months ended June 30, 2015. The fair value adjustment on interest rate swaps reduced noninterest income by $507,000 for the six months ended June 30, 2016 compared to a reduction of noninterest income of $7,000 for six months ended June 30, 2015. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The Company uses standalone interest rate swaps to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches.

During three months and six months ended June 30, 2016, the Company incurred loss on extinguishment of debt of $47,000 and $56,000, respectively. This compares to a loss on extinguishment of debt of $1.2 million for the three and six months ended June 30, 2015 due to a prepayment penalty on FHLB Advances.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$7,675	7,286	14,825	14,249
Occupancy and equipment	1,927	1,727	3,769	3,511
Marketing and public relations	385	367	770	769
FDIC insurance	179	185	347	350
Recovery of mortgage loan repurchase losses	(250)	(250)	(500)	(500)
Legal expense	56	73	105	250
Other real estate expense, net	39	43	59	110
Mortgage subservicing expense	468	423	891	818
Amortization of mortgage servicing rights	541	485	1,073	945
Merger related expenses	2,799	—	2,985	—
Other	1,990	2,068	3,753	4,080
Total noninterest expense	$15,809	12,407	28,077	24,582

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased to $15.8 million for the three months ended June 30, 2016 from $12.4 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, noninterest expense increased to $28.1 million from $24.6 million at June 30, 2015. The increase in noninterest expense for the three and six months ended June 30, 2016 is primarily a result of the merger related expenses incurred with the completion of the previously announced acquisition of Congaree. Merger related expenses totaled $2.8 million and $3.0 million for the three and six months ended June 30, 2016, respectively. In additional to the merger related expenses, the Company incurred an increase in personnel costs and occupancy expense associated with the branch opened in Greenville during the third quarter of 2015 and the branch opened in Wilmington, NC during the first quarter of 2016.

Income Tax Expense

Our effective tax rate was 23.4% for three month period ended June 30, 2016, compared to 33.7% for the three month period ended June 30, 2015. Our effective rate was 27.9% for six months ended June 30, 2016 compared to 32.6% for the six months ended June 30, 2015. In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company early adopted the new guidance in the second quarter of 2016. As a result, the Company’s income tax expense was reduced by approximately $399,000 in the second quarter of 2016.

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

At June 30, 2016, our investment securities portfolio, excluding FHLB stock and other investments, was $346.0 million or approximately 21.5% of our assets. Our available-for-sale investment portfolio included US agency securities, municipal securities, collateralized loan obligations, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $346.0 million and an amortized cost of $342.3 million for a net unrealized gain of $3.7 million.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

During 2015, the Company transferred trust preferred securities totaling $11.4 million from held-to-maturity to available-for-sale as a result of the implementation of the regulatory changes in risk weightings and capital deductions dictated by Basel III. The transfer was in accordance with ASC 320-10-25-6; therefore, management has determined the transfer out of held-to-maturity is consistent with the original designation and does not taint the remaining portfolio.

During the second quarter of 2016, the Company tainted its securities held-to-maturity portfolio as a result of a change in the intent to hold the securities until maturity to provide opportunities to maximize its asset utilization. As a result, the securities were moved to available-for-sale resulting in an increase to accumulated other comprehensive income of $655,000.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans receivable at June 30, 2016 and December 2015 were $1.1 billion and $922.7 million, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of June 30, 2016, our loan portfolio included $925.7 million, or 86.7%, of gross loans secured by real estate. As of December 31, 2015, our loan portfolio included $801.2 million, or 86.8%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. The Bank’s primary markets are generally concentrated in real estate lending. In order to diversify our lending portfolio, the Bank began a syndicated loan program during 2014. As of June 30, 2016, syndicated loans were $86.5 million and are included within commercial business loans in the table below. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $144.5 million since December 31, 2015. The increase in loans receivable primarily relates to the $74.6 million in loans acquired, net of purchase accounting adjustments, in the acquisition of Congaree on June 11, 2016 as well as the Bank’s focus on growing residential mortgage and commercial lending.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At June 30,		At December 31,
	2016		2015
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$385,455	36.11%	344,928	37.38%
Home equity	39,581	3.71%	23,256	2.52%
Commercial real estate	383,534	35.94%	341,658	37.03%
Construction and development	117,177	10.98%	91,362	9.90%
Consumer loans	5,823	0.55%	5,179	0.56%
Commercial business loans	135,686	12.71%	116,340	12.61%
Total gross loans receivable	1,067,256	100.00%	922,723	100.00%
Less:
Allowance for loan losses	10,297		10,141
Total loans receivable, net	$1,056,959		912,582

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At June 30, 2016
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$16,306	54,840	314,309	385,455
Home equity	7,514	4,895	27,172	39,581
Commercial real estate	22,013	300,340	61,181	383,534
Construction and development	28,304	73,949	14,924	117,177
Consumer loans	831	4,224	768	5,823
Commercial business loans	15,746	69,318	50,622	135,686
Total gross loans receivable	90,714	507,566	468,976	1,067,256

Loans maturing - after one year
Variable rate loans				$388,378
Fixed rate loans				588,164
				$976,542

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of June 30, 2016 and December 31 2015, we had no loans 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At June 30,	At December 31,
	2016	2015
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$1,441	1,136
Nonaccrual loans-other	2,479	3,166
Accruing loans 90 days or more delinquent	—	—
Real estate acquired through foreclosure, net	3,272	2,374
Total Non-Performing Assets	$7,192	6,676

Problem Assets not included in Non-Performing Assets-Accruing renegotiated loans outstanding	$4,916	13,212

At June 30, 2016, nonperforming assets were $7.2 million, or 0.45% of total assets. Comparatively, nonperforming assets were $6.7 million, or 0.47% of total assets, at December 31, 2015. Nonperforming loans were 0.37% and 0.47% of gross loans receivable at June 30, 2016 and December 31, 2015, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $4.9 million, or 0.46% of gross loans at June 30, 2016, compared to $13.2 million, or 1.43% of gross loans at December 31, 2015. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. The decrease in potential problem loans since December 31, 2015 is the result of payoffs in performing renegotiated loans.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at June 30, 2016 and December 31, 2015 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The allowance for loan losses was $10.3 million, or 0.96% of total loans at June 30, 2016, compared to $10.1 million, or 1.10% of total loans, at December 31, 2015. Included in the loan totals were $130.2 million and $64.1 million in loans acquired through previous branch acquisitions at June 30, 2016 and December 31, 2015, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The Company experienced net recoveries of $64,000 and $638,000 for the three months ended June 30, 2016 and 2015, respectively. The Company experienced net recoveries of $156,000 and $982,000 for the six months ended June 30, 2016 and 2015, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly decreasing to 0.45% as of June 30, 2016 as compared to 0.47% as of December 31, 2015. No provision expense for loan losses was recorded during 2016 or 2015 primarily due to the net recoveries experienced.

The following table summarizes the activity related to our allowance for loan losses for the three months and six months ended June 30, 2016 and 2015.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$10,233	9,379	10,141	9,035
Provision for loan losses	—	—	—	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(45)	—	(45)	—
Home equity	—	—	—	—
Commercial real estate	—	—	—	—
Construction and development	—	—	—	(90)
Consumer loans	(27)	(2)	(29)	(3)
Commercial business loans	(119)	—	(119)	(41)
Total loan charge-offs	(191)	(2)	(193)	(134)
Loan recoveries:
Loans secured by real estate:
One-to-four family	81	150	139	325
Home equity	—	—	—	—
Commercial real estate	—	25	—	250
Construction and development	3	299	6	311
Consumer loans	9	8	15	20
Commercial business loans	162	158	189	210
Total loan recoveries	255	640	349	1,116
Net loan (charge-offs) recoveries	64	638	156	982
Balance, end of period	$10,297	10,017	10,297	10,017

Allowance for loan losses as a percentage of loans receivable (end of period)	0.96%	1.19%	0.96%	1.19%
Net charge-offs (recoveries) to average loans receivable (annualized)	(0.03)%	(0.31)%	(0.03)%	(0.25)%

Mortgage Operations

Mortgage Activities and Servicing

Our wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans and is included in mortgage banking income in the accompanying consolidated statements of operations. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations are provided in “Results of Operations”. Additional segment information is provided in Note 10 under Item 1 “Financial Statements”.

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

The Company was servicing $2.1 billion loans for others at June 30, 2016 and December 31, 2015. Mortgage servicing rights asset had a balance of $12.4 million and $11.4 million at June 30, 2016 and December 31, 2015, respectively. The economic estimated fair value of the mortgage servicing rights was $16.5 million and $17.6 million at June 30, 2016 and December 31, 2015, respectively. The amortization expense related to the mortgage servicing rights was $541,000 and $485,000 during the three months ended June 30, 2016 and 2015, respectively. The amortization expense related to mortgage servicing rights was $1.1 million and $945,000 for the six months ended June 30, 2016 and 2015, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three months and six months ended June 30, 2016 and 2015.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands)
MSR beginning balance	$11,946	10,361	11,433	10,181
Amount capitalized	995	766	2,040	1,406
Amount amortized	(541)	(485)	(1,073)	(945)
MSR ending balance	$12,400	10,642	12,400	10,642

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

The following table demonstrates the activity for the reserve for mortgage repurchase losses for the three months and six months ended June 30, 2016 and 2015.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Beginning Balance	$3,605	4,671	3,876	4,999
Losses paid	—	(59)	(21)	(137)
Recoveries	—	—	—	—
Provision for mortgage repurchase losses	(250)	(250)	(500)	(500)
Ending balance	$3,355	4,362	3,355	4,362

For the three and six months ended June 30, 2016 and 2015, the Company recorded a negative provision for mortgage repurchase losses of $250,000 and $500,000, respectively. The decline in the provision for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. Prior to 2012, there was no expiration date related to representations and warranties as long as the loan sold to the investor was outstanding. As a result, the Company received loan repurchase requests years after the loan was originated and sold to various third parties. In the latter part of 2012, the regulatory framework for certain GSEs changed where, under certain circumstances, the loan repurchase risk was limited for production beginning in January 2013. In addition, in May 2014, additional regulatory changes further limited loan repurchase risk.

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

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At June 30, 2016 deposits totaled $1.3 billion, an increase of $231.7 million from deposits of $1.0 billion at December 31, 2015. The increase in deposits since December 31, 2015 primarily relates to the $89.3 million in deposits assumed with the completion of the acquisition of Congaree on June 11, 2016.

Our retail deposits represented $1.1 billion, or 87.8% of total deposits at June 30, 2016, while out-of-market brokered and institutional deposits, represented $153.1 million, or 10.5% of our total deposits. Our retail deposits represented $882.9 million, or 85.6% of total deposits at December 31, 2015, while out-of-market, or brokered deposits and institutional deposits, represented $148.6 million, or 14.4% of our total deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Six Months
	Ended June 30,
	2016		2015
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$124,377	0.15%	172,557	0.12%
Money market accounts	249,520	0.27%	241,064	0.19%
Savings accounts	41,966	0.13%	37,697	0.13%
Certificates of deposit less than $100,000	264,823	0.97%	221,291	0.87%
Certificates of deposit of $100,000 or more	209,802	1.08%	145,679	0.89%
Total interest-bearing average deposits	890,488		818,288

Noninterest-bearing deposits	218,331		167,047
Total average deposits	$1,108,819		985,335

The maturity distribution of our certificates of deposits of $100,000 or more is as follows:

At June 30, 2016
(In thousands)

Three months or less	$36,915
Over three through six months	43,730
Over six through twelve months	36,351
Over twelve months	114,033
Total certificates of deposits	$231,029

Borrowings

The followings table outlines our various sources of short-term borrowed funds during the three months and six months ended June 30, 2016 and 2015 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowings source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended June 30, 2016	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$97,500	0.38% - 0.95%	97,500	72,308	0.51%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	53,000	0.67%-4.00%	63,000	62,728	2.69%
Subordinated debentures issued to
Carolina Financial Capital Trust I, due 2032	5,155	4.00%	5,155	5,155	4.00%
Subordinated debentures issued to
Carolina Financial Capital Trust II, due 2034	10,310	3.68%	10,310	10,310	3.72%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended June 30, 2015	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$147,500	0.18% - 0.64%	147,500	142,500	0.10%
Subordinated debenture	—	0.00%	300	300	2.71%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	40,000	1.11%-4.00%	40,000	24,771	2.83%
Subordinated debentures, due 2016 through 2020	—	0.00%	1,200	1,183	2.71%
Subordinated debentures issued to
Carolina Financial Capital Trust I, due 2032	5,155	3.75%	5,155	5,155	3.75%
Subordinated debentures issued to
Carolina Financial Capital Trust II, due 2034	10,310	3.30%	10,310	10,310	3.30%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the six months ended June 30, 2016	(Dollars in thousands)

Short-term FHLB advances	97,500	0.38% - 0.95%	115,000	82,637	0.48%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	53,000	0.67%-4.00%	88,000	74,295	2.39%
Subordinated debentures issued to
Carolina Financial Capital Trust I, due 2032	5,155	4.00%	5,155	5,155	4.00%
Subordinated debentures issued to
Carolina Financial Capital Trust II, due 2034	10,310	3.68%	10,310	10,310	3.71%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the six months ended June 30, 2015	(Dollars in thousands)

Short-term FHLB advances	$147,500	0.18% - 0.64%	147,500	119,630	0.22%
Subordinated debenture	—	0.00%	300	300	2.71%
Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	40,000	1.11%-4.00%	40,000	26,666	4.98%
Subordinated debentures, due 2016 through 2020	—	0.00%	1,200	1,229	2.71%
Subordinated debentures issued to
Carolina Financial Capital Trust I, due 2032	5,155	3.75%	5,155	5,155	3.75%
Subordinated debentures issued to
Carolina Financial Capital Trust II, due 2034	10,310	3.30%	10,310	10,310	3.36%

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At June 30, 2016, the Company had FHLB advances of $150.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $167.2 million.

Lines of credit with the FRB are based on collateral pledged. At June 30, 2016, the Company had lines available with the FRB for $111.2 million. At June 30, 2016, the Company had no FRB advances outstanding.

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

A new capital conservation buffer that was previously established phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and will increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent in January 1, 2019. The bank had a capital conservation buffer above minimum risk-based capital requirements at June 30, 2016.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at June 30, 2016 and December 31, 2015 are as follows:

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2016
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$147,356	13.04%	50,832	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	162,356	14.37%	67,776	6.00%	N/A	N/A
Total capital (to risk weighted assets)	172,653	15.28%	90,368	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	162,356	10.97%	59,225	4.00%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	157,535	13.96%	50,781	4.50%	73,350	6.50%
Tier 1 capital (to risk weighted assets)	157,535	13.96%	67,707	6.00%	90,277	8.00%
Total capital (to risk weighted assets)	167,832	14.87%	90,277	8.00%	112,846	10.00%
Tier 1 capital (to total average assets)	157,535	10.67%	59,068	4.00%	73,834	5.00%

December 31, 2015
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$138,213	13.97%	44,527	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	153,213	15.48%	59,370	6.00%	N/A	N/A
Total capital (to risk weighted assets)	163,353	16.51%	79,160	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	153,213	11.23%	54,557	4.00%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	139,025	14.08%	44,442	4.50%	64,194	6.50%
Tier 1 capital (to risk weighted assets)	139,025	14.08%	59,256	6.00%	79,008	8.00%
Total capital (to risk weighted assets)	149,165	15.10%	79,008	8.00%	98,760	10.00%
Tier 1 capital (to total average assets)	139,025	10.21%	54,466	4.00%	68,082	5.00%

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

At June 30, 2016, we had issued commitments to extend credit of approximately $92.7 million through various types of lending arrangements.  There were 21 standby letters of credit included in the commitments for $3.2 million. Fixed rate commitments were $10.6 million and variable rate commitments were $82.1 million.

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

As of June 30, 2016, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market condition

Interest Rate Scenario		Annualized Hypothetical Percentage Change in
Change	Prime Rate	Net Interest Income
0.00%	3.50%	0.0%
1.00%	4.50%	1.3%
2.00%	5.50%	2.2%
3.00%	6.50%	2.7%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A   RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for fiscal years ended December 31, 2015, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: August 9, 2016	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

