Form 10-Q
period 2016-09-30
CAROLINA FINANCIAL CORP
filed 2016-11-09
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,549,220 shares of common stock, par value $0.01 per share, were issued and outstanding as of November 9, 2016.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$9,110	10,206
Interest-bearing cash	29,211	16,421
Cash and cash equivalents	38,321	26,627
Securities available-for-sale (cost of $334,364 at September 30, 2016 and $305,972 at December 31, 2015)	336,918	306,474
Securities held-to-maturity (fair value of $0 at September 30, 2016 and $17,965 at December 31, 2015)	—	17,053
Federal Home Loan Bank stock, at cost	7,438	9,919
Other investments	1,801	1,760
Derivative assets	3,168	1,945
Loans held for sale	36,686	41,774
Loans receivable, net of allowance for loan losses of $10,340 at September 30, 2016 and $10,141 at December 31, 2015	1,122,889	912,582
Premises and equipment, net	35,086	32,562
Accrued interest receivable	4,813	4,333
Real estate acquired through foreclosure, net	2,843	2,374
Deferred tax assets, net	8,285	5,273
Mortgage servicing rights	13,556	11,433
Cash value life insurance	28,772	28,082
Core deposit intangible	3,771	2,961
Goodwill	4,266	—
Other assets	5,236	4,517
Total assets	$1,653,849	1,409,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$267,892	163,054
Interest-bearing deposits	1,044,384	868,474
Total deposits	1,312,276	1,031,528
Short-term borrowed funds	87,500	120,000
Long-term debt	68,465	103,465
Derivative liabilities	2,708	306
Drafts outstanding	3,965	2,154
Advances from borrowers for insurance and taxes	2,614	641
Accrued interest payable	346	333
Reserve for mortgage repurchase losses	3,130	3,876
Dividends payable to stockholders	376	361
Accrued expenses and other liabilities	12,138	7,146
Total liabilities	1,493,518	1,269,810
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued or outstanding	—	—
Common stock, par value $.01; 25,000,000 and 15,000,000 shares authorized at September 30, 2016 and December 31, 2015 respectively; 12,546,220 and 12,023,557 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	125	120
Additional paid-in capital	65,862	56,418
Retained earnings	93,819	82,859
Accumulated other comprehensive income, net of tax	525	462
Total stockholders’ equity	160,331	139,859
Total liabilities and stockholders’ equity	$1,653,849	1,409,669

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Interest income
Loans	$13,826	10,345	36,791	30,273
Investment securities	2,264	2,058	6,835	6,031
Dividends from Federal Home Loan Bank stock	83	93	288	238
Federal funds sold	3	—	5	—
Other interest income	32	16	92	60
Total interest income	16,208	12,512	44,011	36,602
Interest expense
Deposits	1,570	1,122	4,449	3,094
Short-term borrowed funds	124	75	320	217
Long-term debt	558	426	1,743	1,391
Total interest expense	2,252	1,623	6,512	4,702
Net interest income	13,956	10,889	37,499	31,900
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	13,956	10,889	37,499	31,900
Noninterest income
Mortgage banking income	5,605	4,753	12,967	13,874
Deposit service charges	953	915	2,712	2,638
Net loss on extinguishment of debt	(118)	—	(174)	(1,215)
Net gain on sale of securities	111	1,017	641	1,459
Fair value adjustments on interest rate swaps	99	(1,246)	(408)	(1,253)
Net increase in cash value life insurance	226	172	684	530
Mortgage loan servicing income	1,437	1,330	4,238	3,956
Other	560	381	1,728	1,187
Total noninterest income	8,873	7,322	22,388	21,176
Noninterest expense
Salaries and employee benefits	8,481	7,204	23,306	21,453
Occupancy and equipment	2,067	1,821	5,836	5,332
Marketing and public relations	374	378	1,144	1,147
FDIC insurance	180	190	527	540
Recovery of mortgage loan repurchase losses	(250)	(250)	(750)	(750)
Legal expense	80	97	185	347
Other real estate expense, net	(96)	4	(37)	114
Mortgage subservicing expense	462	418	1,353	1,236
Amortization of mortgage servicing rights	586	515	1,659	1,460
Merger related expenses	—	—	2,985	—
Other	2,006	2,004	5,759	6,084
Total noninterest expense	13,890	12,381	41,967	36,963
Income before income taxes	8,939	5,830	17,920	16,113
Income tax expense	2,998	1,949	5,500	5,302
Net income	$5,941	3,881	12,420	10,811
Earnings per common share:
Basic	$0.48	0.41	1.04	1.15
Diluted	$0.47	0.40	1.02	1.13
Weighted average common shares outstanding:
Basic	12,327,921	9,463,722	11,995,477	9,421,042
Diluted	12,535,551	9,674,994	12,201,721	9,595,991

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	September 30,		September 30,
	2016	2015	2016	2015
		(In thousands)

Net income	$5,941	3,881	12,420	10,811

Other comprehensive income (loss), net of tax:
Unrealized gain (losses) on securities	(1,021)	1,150	1,678	(834)
Tax effect	368	(414)	(604)	300

Reclassification adjustment for gains included in earnings	(111)	(1,017)	(641)	(1,459)
Tax effect	40	366	231	525

Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	288	—	(1,963)	—
Tax effect	(104)	—	707	—

Transfer from held-to-maturity to available-for-sale securities	—	—	1,023	1,604
Tax effect	—	—	(368)	(577)

Accretion of unrealized losses on held-to-maturity securities previously recognized in other comprehensive income	—	—	—	175
Tax effect	—	—	—	(63)

Other comprehensive income (loss), net of tax	(540)	85	63	(329)

Comprehensive income	$5,401	3,966	12,483	10,482

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2014	9,717,043	$97	23,194	69,625	784	93,700
Stock awards	39,291	1	(1)	—	—	—
Vested stock awards surrendered in cashless exercise	(6,567)	—	(40)	(41)	—	(81)
Stock options exercised	13,616	—	70	—	—	70
Excess tax benefit in connection with equity awards	—	—	189	—	—	189
Stock-based compensation expense, net	—	—	661	—	—	661
Net income	—	—	—	10,811	—	10,811
Dividends declared to stockholders	—	—	—	(781)	—	(781)
Other comprehensive loss, net of tax	—	—	—	—	(329)	(329)
Balance, September 30, 2015	9,763,383	$98	24,073	79,614	455	104,240

Balance, December 31, 2015	12,023,557	$120	56,418	82,859	462	139,859
Stock awards	36,056	1	—	—	—	1
Vested stock awards surrendered in cashless exercise	(25,663)	(1)	(112)	(346)	—	(459)
Stock options exercised	3,360	—	27	—	—	27
Stock issued - Congaree Bancshares, Inc. merger	508,910	5	8,545	—	—	8,550
Excess tax benefit in connection with equity awards	—	—	15	—	—	15
Stock-based compensation expense, net	—	—	969	—	—	969
Net income	—	—	—	12,420	—	12,420
Dividends declared to stockholders	—	—	—	(1,114)	—	(1,114)
Other comprehensive income, net of tax	—	—	—	—	63	63
Balance, September 30, 2016	12,546,220	$125	65,862	93,819	525	160,331

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$12,420	10,811
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of unearned discount/premiums on investments, net	2,723	2,377
Accretion of deferred loan fees	(484)	(645)
Accretion of acquired loans	(471)	—
Amortization of core deposit intangibles	294	257
Gain on sale of available-for-sale securities, net	(641)	(1,459)
Mortgage banking income	(12,967)	(13,874)
Originations of loans held for sale	(713,675)	(820,109)
Proceeds from sale of loans held for sale	731,730	841,880
Loss on extinguishment of debt	174	1,215
Provision for mortgage loan repurchase losses	(750)	(750)
Mortgage loan losses paid, net of recoveries	4	(161)
Fair value adjustments on interest rate swaps	408	1,253
Stock-based compensation	969	661
Increase in cash surrender value of bank owned life insurance	(684)	(530)
Depreciation	1,457	1,318
(Gain) loss on disposals of premises and equipment	(1)	8
(Gain) loss on sale of real estate acquired through foreclosure	(48)	3
Originations of mortgage servicing rights	(3,782)	(2,358)
Amortization of mortgage servicing rights	1,659	1,460
(Increase) decrease in:
Accrued interest receivable	(194)	(472)
Other assets	(2,375)	429
Increase (decrease) in:
Accrued interest payable	(9)	(8)
Dividends payable to stockholders	15	50
Accrued expenses and other liabilities	4,373	(1,992)
Cash flows provided by operating activities	20,145	19,364

Continued

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	For the Nine Months
	Ended September 30
	2016	2015
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(115,990)	(189,117)
Maturities, payments and calls	41,735	38,876
Proceeds from sales	69,896	94,638
Activity in held-to-maturity securities:
Purchases	—	(497)
Maturities, payments and calls	—	199
Increase in other investments	(21)	(967)
Decrease (increase) in Federal Home Loan Bank stock	2,830	(2,389)
Increase in loans receivable, net	(135,637)	(80,942)
Purchase of premises and equipment	(1,231)	(2,403)
Proceeds from disposals of premises and equipment	1	34
Proceeds from sale of real estate acquired through foreclosure	1,925	1,684
Purchase of bank owned life insurance	(25)	(25)
Distribution of bank owned life insurance	—	175
Acquisition of Congaree Bancshares, Inc.	3,668	—
Cash flows used in investing activities	(132,849)	(140,734)

Cash flows from financing activities:
Net increase in deposit accounts	191,423	69,761
Net (decrease) increase in Federal Home Loan Bank advances	(70,174)	54,285
Principal repayment of subordinated debt	—	(1,575)
Net increase (decrease) in drafts outstanding	1,811	(663)
Net increase in advances from borrowers for insurance and taxes	1,973	1,027
Cash dividends paid on common stock	(1,083)	(781)
Net increase in excess tax benefit in connection with equity awards	421	189
Proceeds from exercise of stock options	27	70
Cash flows provided by financing activities	124,398	122,313
Net increase in cash and cash equivalents	11,694	943
Cash and cash equivalents, beginning of period	26,627	21,147
Cash and cash equivalents, end of period	$38,321	22,090

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$6,499	4,710
Income taxes paid, net of refunds	3,795	4,261

Noncash investing and financing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$886	1,192
Transfer of held-to-maturity securities to available-for-sale securities	16,955	12,652

Acquisitions:
Assets acquired	$104,221	—
Liabilities assumed	92,203	—
Net assets	12,018	—

Goodwill and fair value acquisition adjustments	4,266	—

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

At September 30, 2016 and December 31, 2015, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15,000,000. The principal assets of the Trusts are $15,465,000 of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 14, 2016. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10-K.

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

Subsequent Events

Subsequent events are material events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of financial condition but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure except as follows:

On October 19, 2016, the Board of Directors of Carolina Financial declared a quarterly cash dividend of $0.04, payable on January 11, 2017 to stockholders of record as of December 28, 2016.

On November 8, 2016, Carolina Financial announced the signing of a definitive agreement pursuant to which Carolina Financial will acquire Greer Bancshares Incorporated (“Greer”). in a cash and stock transaction with a total current value of approximately $45.1 million. Subject to the terms and conditions of the agreement, each share of Greer common stock will be converted into the right to receive one of the following: (i) $18.00 in cash, (ii) 0.782 shares of Carolina Financial common stock, or (iii) a combination of cash and Carolina Financial common stock, subject to the limitation that, excluding any dissenting shares, the total merger consideration shall be prorated to 10% cash consideration and 90% stock consideration. The transaction is anticipated to close at the end of the first quarter of 2017, subject to customary closing conditions.

Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on stockholders’ equity or the net income as previously reported.

Recently Issued Accounting Pronouncements

In May 2014 and August 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company adopted the new guidance in the second quarter of 2016. As a result, the Company’s income tax expense was reduced by approximately $22,000 and $421,000 for the three and nine months ended September 30, 2016, respectively. These amendments did not a material impact to the Company’s financial position and cash flows.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – BUSINESS COMBINATIONS

Acquisition of Congaree Bancshares, Inc.

On June 11, 2016, the Company completed its acquisition of Congaree Bancshares, Inc. (“Congaree”), the holding company for Congaree State Bank, pursuant to the Agreement and Plan of Merger, dated as of January 5, 2016. Under the terms of the merger agreement, each share of Congaree common stock was converted into the right to receive $8.10 in cash or 0.4806 shares of the Company’s common stock, or a combination thereof, subject to certain limitations.

The following table presents a summary of total consideration paid by the Company at the acquisition date (dollars in thousands).

Common stock issued (508,910 shares)	$8,557
Cash payments to common stockholders	5,724
Preferred shares assumed and redeemed at par	1,564
Fair value of Congaree stock options assumed - paid out in cash	439
Total consideration paid	$16,284

The following table presents the Congaree assets acquired and liabilities assumed as of June 11, 2016 as well as the related fair value adjustments and determination of goodwill.

	As Reported by	Fair Value		As Recorded by the
	Congaree	Adjustments		Company
Assets	(In thousands)
Cash and cash equivalents	$11,394	—		11,394
Securities	9,453	(59	) (a)	9,394
Loans	78,712	(4,111	) (b)	74,601
Allowance for loan losses	(1,112)	1,112	(c)	—
Premises and equipment	2,712	38	(d)	2,750
Foreclosed assets	1,710	(250	) (e)	1,460
Core deposit intangible	—	1,104	(f)	1,104
Deferred tax asset	1,813	915	(g)	2,728
Other assets	942	(152	) (h)	790
Total assets acquired	$105,624	(1,403)		104,221

Liabilities
Deposits	$89,227	98	(i)	89,325
Borrowings	2,500	—		2,500
Other liabilities	378	—		378
Total liabilities assumed	$92,105	98		92,203
Net assets acquired				12,018
Total consideration paid				16,284
Goodwill				4,266

Explanation of fair value adjustments:

(a)	Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b)	Adjustment reflects the fair value adjustment based on the Company’s third party valuation report.
(c)	Adjustment reflects the elimination of Congaree’s historical allowance for loan losses.
(d)	Adjustment reflects fair value adjustments on acquired branch and administrative offices.
(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the foreclosed assets.
(f)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Company’s third party valuation report.
(g)	Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(h)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other assets.
(i)	Adjustment reflects the fair value adjustment based on the Company’s third party evaluation report on deposits assumed.

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

There are two methods to account for acquired loans as part of a business combination. Acquired loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds in accordance with FASB Accounting Standards Codification (“ASC”) 310-30. All other acquired loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value in accordance with ASC 310-20. All loans acquired as part of the transaction were accounted for under ASC 310-20, as a practical expedient, due to the immaterial balances of accruing substandard and nonaccrual loans as of the acquisition date. Nonaccrual and accruing substandard loans acquired totaled $204,000 and $423,000, respectively, as of June 11, 2016.

Supplemental Pro Forma Information

The table below presents supplemental pro forma information as if the Congaree acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2015. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $3.0 million for the nine months ended September 30, 2016, are included in the Company’s consolidated statements of operations and are not included in the pro forma statements below. Net interest income and net income recorded from the merger date to September 30, 2016 was $1.4 million and $709,000, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except share data)

Net interest income	$13,956	$12,185	$40,017	$35,706
Net income (a)	$5,941	$4,119	$15,071	$11,669

Weighted average shares outstanding (b):
Basic	12,327,921	9,973,097	12,296,642	9,930,417
Diluted	12,535,551	10,184,369	12,502,886	10,105,366

Earnings per common share:
Basic	$0.48	$0.41	$1.23	$1.18
Diluted	$0.47	$0.40	$1.21	$1.15

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

NOTE 3 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available-for-sale and held-to-maturity at September 30, 2016 and December 31, 2015 follows:

	September 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$83,102	4,830	(68)	87,864	60,603	1,885	(13)	62,475
US government agencies	3,441	—	(11)	3,430	7,015	81	—	7,096
Collateralized loan obligations	63,421	62	(174)	63,309	38,957	8	(207)	38,758
Corporate securities	473	48	—	521
Mortgage-backed securities:
Agency	96,634	1,782	(94)	98,322	112,608	1,370	(123)	113,855
Non-agency	76,245	654	(184)	76,715	75,415	580	(459)	75,536
Total mortgage-backed securities	172,879	2,436	(278)	175,037	188,023	1,950	(582)	189,391
Trust preferred securities	11,048	642	(4,933)	6,757	11,374	1,145	(3,765)	8,754
Total	$334,364	8,018	(5,464)	336,918	305,972	5,069	(4,567)	306,474

Securities held-to-maturity:
Municipal securities	$—	—	—	—	17,053	912	—	17,965

During the second quarter of 2016, the Company tainted its securities held-to-maturity portfolio as a result of a change in the intent to hold these securities until maturity to provide opportunities to maximize its asset utilization. As a result, the securities were moved to available-for-sale resulting in an increase to accumulated other comprehensive income of $655,000.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2016 follows:

	At September 30, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$—	—
One to five years	1,300	1,347
Six to ten years	49,618	50,340
After ten years	283,446	285,231
Total	$334,364	336,918

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Proceeds	$19,024	32,829	69,896	94,638

Realized gains	$111	1,026	758	1,605
Realized losses	—	(9)	(117)	(146)
Total investment securities gains, net	$111	1,017	641	1,459

At September 30, 2016, the Company had pledged securities with a market value of $21.7 million of securities for Federal Home Loan Bank (“FHLB”) advances.

At September 30, 2016, the Company has pledged $22.8 million of securities to secure public agency funds.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At September 30, 2016
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$4,168	4,100	(68)	—	—	—	4,168	4,100	(68)
US government agencies	3,441	3,430	(11)	—	—	—	3,441	3,430	(11)
Collateralized loan obligations	36,758	36,672	(86)	12,726	12,638	(88)	49,484	49,310	(174)
Mortgage-backed securities:
Agency	3,297	3,267	(30)	11,066	11,002	(64)	14,363	14,269	(94)
Non-agency	4,859	4,777	(82)	11,421	11,319	(102)	16,280	16,096	(184)
Total mortgage-backed securities	8,156	8,044	(112)	22,487	22,321	(166)	30,643	30,365	(278)
Trust preferred securities	1,308	1,046	(262)	8,688	4,017	(4,671)	9,996	5,063	(4,933)
Total	$53,831	53,292	(539)	43,901	38,976	(4,925)	97,732	92,268	(5,464)

	At December 31, 2015
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$2,579	2,566	(13)	—	—	—	2,579	2,566	(13)
Collateralized loan obligations	24,289	24,130	(159)	9,706	9,658	(48)	33,995	33,788	(207)
Mortgage-backed securities:
Agency	22,528	22,416	(112)	804	793	(11)	23,332	23,209	(123)
Non-agency	27,724	27,432	(292)	12,242	12,075	(167)	39,966	39,507	(459)
Total mortgage-backed securities	50,252	49,848	(404)	13,046	12,868	(178)	63,298	62,716	(582)
Trust preferred securities	—	—	—	8,803	5,038	(3,765)	8,803	5,038	(3,765)
Total	$77,120	76,544	(576)	31,555	27,564	(3,991)	108,675	104,108	(4,567)

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

As of September 30, 2016, trust preferred securities had an amortized cost of $11.0 million and a fair value of $6.8 million. For each trust preferred security, impairment testing is performed on a quarterly basis using a detailed cash flow analysis. The major assumptions used during the quarterly impairment testing are described in the subsequent paragraph.

In 2009, the Company adopted a four year “burst” scenario for its modeled default rates (2010 - 2013) that replicated the default rates for the banking industry from the four peak years of the savings and loan crisis, which then reduced to 0.25% annually. The elevated default rate ended in 2013, and the constant default rate used by the Company is now 0.25% annually. All issuers that are currently in deferral were presumed to be in default. Additionally, all defaults are assumed to have a 15% recovery after two years and 1% of the pool is presumed to prepay annually. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current three-month LIBOR forward interest rate curve. Based on the cash flow analysis performed at period end, management believes that there are no additional securities other-than-temporarily impaired at September 30, 2016.

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

As of September 30, 2016, $0.7 million of the pooled trust preferred securities were investment grade and $6.1 million were below investment grade. As of December 31, 2015, $0.8 million of the pooled trust preferred securities were investment grade and $8.0 million were below investment grade. In terms of risk-based capital calculation, the Company allocates additional risk-based capital to the below investment grade securities.

As of September 30, 2016, senior tranches represent $0.7 million of the Company’s pooled securities, while mezzanine tranches represented $6.1 million. All of the $6.1 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance. As of December 31, 2015, senior tranches represent $0.8 million of the Company’s pooled securities, while mezzanine tranches represented $8.0 million. All of the $8.0 million in mezzanine tranches are still subordinate to senior tranches as the senior notes have not been paid to a zero balance.

At September 30, 2016 and December 31, 2015, the Company had 45 individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, mortgage-backed securities (agency and non-agency), and trust preferred securities summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows as needed, and determined that no OTTI expense was necessary during 2016 or 2015.

Management believes that there are no additional securities other-than-temporarily impaired at September 30, 2016. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

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

The derivative positions of the Company at September 30, 2016 and December 31, 2015 are as follows:

	At September 30,		At December 31,
	2016		2015
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$—	—	180	30,000
Non-hedging derivatives:
Interest rate swaps	12	5,000	—	—
Mortgage loan interest rate lock commitments	2,583	182,787	1,246	143,318
Mortgage loan forward sales commitments	573	25,002	340	31,513
Mortgage-backed securities forward sales commitments	—	—	179	105,014
Total derivative assets	$3,168	212,789	1,945	309,845

Derivative liabilities:
Cash flow hedges:
Interest rate swaps	$1,783	30,000	—	—
Non-hedging derivatives:
Interest rate swaps	724	25,000	306	10,000
Mortgage-backed securities forward sales commitments	201	114,527	—	—
Total derivative liabilities	$2,708	169,527	306	10,000

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

NOTE 5 - LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2016 and December 31, 2015 are summarized by category as follows:

	At September 30,		At December 31,
	2016		2015
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$400,500	35.35%	$344,928	37.38%
Home equity	37,901	3.34%	23,256	2.52%
Commercial real estate	432,867	38.20%	341,658	37.03%
Construction and development	113,667	10.03%	91,362	9.90%
Consumer loans	6,029	0.53%	5,179	0.56%
Commercial business loans	142,265	12.55%	116,340	12.61%
Total gross loans receivable	1,133,229	100.00%	922,723	100.00%
Less:
Allowance for loan losses	10,340		10,141
Total loans receivable, net	$1,122,889		$912,582

Included in the loan totals were $129.5 million and $64.1 million in loans acquired through acquisitions at September 30, 2016 and December 31, 2015, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At September 30,		At December 31,
	2016		2015
	(Dollars in thousands)

Variable rate loans	$443,511	39.14%	$397,873	43.12%
Fixed rate loans	689,718	60.86%	524,850	56.88%
Total loans outstanding	$1,133,229	100.00%	$922,723	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended September 30, 2016
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,706	167	3,393	1,210	30	2,423	368	10,297
Provision for loan losses	(174)	21	189	(140)	(1)	43	62	—
Charge-offs	—	—	—	—	(2)	(2)	—	(4)
Recoveries	9	—	—	4	8	26	—	47
Balance, end of period	$2,541	188	3,582	1,074	35	2,490	430	10,340

	For the Three Months Ended September 30, 2015
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
				(In thousands)
Balance, beginning of period	$3,213	208	3,434	1,072	50	1,891	149	10,017
Provision for loan losses	241	(42)	(17)	(241)	(28)	53	34	—
Charge-offs	(623)	—	—	—	(6)	(26)	—	(655)
Recoveries	198	—	100	166	5	58	—	527
Balance, end of period	$3,029	166	3,517	997	21	1,976	183	9,889

Allowance for loan losses:	For the Nine Months Ended September 30, 2016
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,903	151	3,402	1,138	27	2,100	420	10,141
Provision for loan losses	(465)	37	180	(74)	16	296	10	—
Charge-offs	(45)	—	—	—	(31)	(121)	—	(197)
Recoveries	148	—	—	10	23	215	—	396
Balance, end of period	$2,541	188	3,582	1,074	35	2,490	430	10,340

	For the Nine Months Ended September 30, 2015
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,888	221	3,283	1,069	30	1,430	114	9,035
Provision for loan losses	240	(55)	(116)	(458)	(25)	345	69	—
Charge-offs	(623)	—	—	(90)	(9)	(67)	—	(789)
Recoveries	524	—	350	476	25	268	—	1,643
Balance, end of period	$3,029	166	3,517	997	21	1,976	183	9,889

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At September 30, 2016:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$26	29	143	—	—	9	—	207
Collectively evaluated for impairment	2,515	159	3,439	1,074	35	2,481	430	10,133
	$2,541	188	3,582	1,074	35	2,490	430	10,340

Loans receivable ending balances:
Individually evaluated for impairment	$2,755	331	5,114	516	33	281	—	9,030
Collectively evaluated for impairment	397,745	37,570	427,753	113,151	5,996	141,984	—	1,124,199
Total loans receivable	$400,500	37,901	432,867	113,667	6,029	142,265	—	1,133,229

At December 31, 2015:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$15	—	343	120	—	9	—	487
Collectively evaluated for impairment	2,888	151	3,059	1,018	27	2,091	420	9,654
	$2,903	151	3,402	1,138	27	2,100	420	10,141

Loans receivable ending balances:
Individually evaluated for impairment	$3,968	—	12,499	500	65	482	—	17,514
Collectively evaluated for impairment	340,960	23,256	329,159	90,862	5,114	115,858	—	905,209
Total loans receivable	$344,928	23,256	341,658	91,362	5,179	116,340	—	922,723

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of September 30, 2016 and December 31, 2015. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At September 30, 2016			At December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,207	3,350	—	3,175	5,572	—
Home equity	222	222	—	—	28	—
Commercial real estate	3,867	5,427	—	10,681	11,226	—
Construction and development	516	516	—	25	1,863	—
Consumer loans	33	58	—	65	362	—
Commercial business loans	272	392	—	473	1,668	—
	7,117	9,965	—	14,419	20,719	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	548	548	26	793	793	15
Home equity	109	109	29	—	—	—
Commercial real estate	1,247	1,247	143	1,818	1,818	343
Construction and development	—	—	—	475	475	120
Consumer loans	—	—	—	—	—	—
Commercial business loans	9	9	9	9	9	9
	1,913	1,913	207	3,095	3,095	487

Total:
Loans secured by real estate:
One-to-four family	2,755	3,898	26	3,968	6,365	15
Home equity	331	331	29	—	28	—
Commercial real estate	5,114	6,674	143	12,499	13,044	343
Construction and development	516	516	—	500	2,338	120
Consumer loans	33	58	—	65	362	—
Commercial business loans	281	401	9	482	1,677	9
	$9,030	11,878	207	17,514	23,814	487

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three months and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,218	9	3,631	71	2,445	32	3,305	190
Home equity	111	4	—	—	37	5	31	2
Commercial real estate	3,889	61	8,511	120	7,411	289	8,154	303
Construction and development	503	1	6	—	501	1	128	—
Consumer loans	20	9	54	27	29	8	41	28
Commercial business loans	286	4	1,140	25	465	56	1,500	112
	7,027	88	13,342	243	10,888	391	13,159	635

With an allowance recorded:
Loans secured by real estate:
One-to-four family	550	4	315	—	555	14	317	—
Home equity	55	2	—	—	18	2	—	—
Commercial real estate	1,256	—	1,046	(20)	1,274	—	606	22
Construction and development	—	—	617	(2)	—	—	257	15
Consumer loans	—	—	9	—	—	—	7	—
Commercial business loans	9	—	3	—	9	—	3	—
	1,870	6	1,990	(22)	1,856	16	1,190	37

Total:
Loans secured by real estate:
One-to-four family	2,768	13	3,946	71	3,000	46	3,622	190
Home equity	166	6	—	—	55	7	31	2
Commercial real estate	5,145	61	9,557	100	8,685	289	8,760	325
Construction and development	503	1	623	(2)	501	1	385	15
Consumer loans	20	9	63	27	29	8	48	28
Commercial business loans	295	4	1,143	25	474	56	1,503	112
	$8,897	94	15,332	221	12,744	407	14,349	672

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of September 30, 2016 and December 31, 2015.

	At September 30, 2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$33	152	900	96	15	111	1,307
60-89 days past due	973	109	—	16	—	5	1,103
90 days or more past due	1,435	222	131	516	14	—	2,318
Total past due	2,441	483	1,031	628	29	116	4,728
Current	398,059	37,418	431,836	113,039	6,000	142,149	1,128,501
Total loans receivable	$400,500	37,901	432,867	113,667	6,029	142,265	1,133,229

	At December 31, 2015
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$—	—	—	—	1	50	51
60-89 days past due	275	—	182	—	—	—	457
90 days or more past due	1,960	—	235	499	25	—	2,719
Total past due	2,235	—	417	499	26	50	3,227
Current	342,693	23,256	341,241	90,863	5,153	116,290	919,496
Total loans receivable	$344,928	23,256	341,658	91,362	5,179	116,340	922,723

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

There were no loans past due 90 days or more and still accruing at September 30, 2016 or December 31, 2015.

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at September 30, 2016 and December 31, 2015.

	At September 30,	At December 31,
	2016	2015
	(In thousands)
Loans secured by real estate:
One-to-four family	$1,551	2,032
Home equity	331	—
Commercial real estate	1,732	1,686
Construction and development	516	499
Consumer loans	19	50
Commercial business loans	25	35
	$4,174	4,302

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

Substandard: A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of September 30, 2016 and December 31, 2015.

	At September 30, 2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$397,300	37,078	428,772	112,995	6,001	140,421	1,122,567
Special Mention	1,037	714	2,282	173	18	1,813	6,037
Substandard	2,163	109	1,813	499	10	31	4,625
Total loans receivable	$400,500	37,901	432,867	113,667	6,029	142,265	1,133,229

Performing	$398,949	37,570	431,135	113,151	6,010	142,240	1,129,055
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	1,551	331	1,732	516	19	25	4,174
Total nonperforming	1,551	331	1,732	516	19	25	4,174
Total loans receivable	$400,500	37,901	432,867	113,667	6,029	142,265	1,133,229

	At December 31, 2015
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$342,173	23,256	331,671	90,700	5,131	115,268	908,199
Special Mention	532	—	8,152	172	—	919	9,775
Substandard	2,233	—	1,835	490	48	153	4,759
Total loans receivable	$344,938	23,256	341,658	91,362	5,179	116,340	922,733

Performing	$342,906	23,256	339,972	90,863	5,129	116,305	918,431
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	2,032	—	1,686	499	50	35	4,302
Total nonperforming	2,032	—	1,686	499	50	35	4,302
Total loans receivable	$344,938	23,256	341,658	91,362	5,179	116,340	922,733

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

Troubled Debt Restructurings

At September 30, 2016, there were $6.3 million in loans designated as troubled debt restructurings of which $4.9 million were accruing. At December 31, 2015, there were $14.4 million in loans designated as troubled debt restructurings of which $13.2 million were accruing.

There were no loans designated as troubled debt restructuring during the three months or nine months ended September 30, 2016.

There were no loans designed as troubled debt restructuring during the three months ended September 30, 2015. There was one relationship totaling fourteen loans designated as a troubled debt restructuring during the nine months ended September 30, 2015. All loans within this relationship were designated as troubled debt restructuring due to a change in payment structure. Eleven loans were within the one-to-four family loan segment with a pre-modification and post-modification recorded investment of $749,000. Two loans were within the commercial real estate loan segment with a pre-modification and post-modification recorded investment of $147,000. One loan was within the commercial and industrial loan segment with a pre-modification and post-modification recorded investment of $14,000.

No loans previously restructured in the twelve months prior to September 30, 2016 and 2015 went into default during the three months or nine months ended September 30, 2016 and 2015.

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in real estate acquired through foreclosure for the periods ended September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$2,374	3,239
Additions	2,346	1,307
Sales	(1,877)	(2,172)
Write downs	—	—
Balance at end of period	$2,843	2,374

A summary of the composition of real estate acquired through foreclosure follows:

	At September 30,	At December 31,
	2016	2015
	(In thousands)
Real estate loans:
One-to-four family	$1,413	773
Commercial real estate	—	484
Construction and development	1,430	1,117
	$2,843	2,374

NOTE 7 - DEPOSITS

Deposits outstanding by type of account at September 30, 2016 and December 31, 2015 are summarized as follows:

	At September 30,	At December 31,
	2016	2015
	(In thousands)
Noninterest-bearing demand accounts	$267,892	163,054
Interest-bearing demand accounts	195,792	158,581
Savings accounts	47,035	39,147
Money market accounts	299,960	223,906
Certificates of deposit:
Less than $250,000	476,744	428,067
$250,000 or more	24,853	18,773
Total certificates of deposit	501,597	446,840
Total deposits	$1,312,276	1,031,528

The aggregate amount of brokered certificates of deposit was $101.7 million and $97.1 million at September 30, 2016 and December 31, 2015, respectively. The aggregate amount of institutional certificates of deposit was $49.6 million and $51.5 million at September 30, 2016 and December 31, 2015, respectively. Brokered certificates of deposit and institutional certificates of deposit are included in the table above under certificates of deposit less than $250,000.

The Company has pledged $22.8 million of securities as of September 30, 2016 to secure public agency funds.

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

Accrued interest receivable - The carrying value approximates the fair value.

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

Other Investments – The carrying value approximates the fair value.

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

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2016 and December 31, 2015 are as follows:

	At September 30, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$9,110	9,110	9,110	—	—
Interest-bearing cash	29,211	29,211	29,211	—	—
Securities available-for-sale	336,918	336,918	—	336,918	—
Federal Home Loan Bank stock	7,438	7,438	—	—	7,438
Other investments	1,801	1,801	—	—	1,801
Derivative assets	3,168	3,168	12	3,156	—
Loans held for sale	36,686	36,686	—	36,686	—
Loans receivable, net	1,122,889	1,131,403	—	—	1,131,403
Accrued interest receivable	4,813	4,813	—	4,813	—
Mortgage servicing rights	13,556	17,461	—	—	17,461
Cash value life insurance	28,772	28,772	—	28,772	—

Financial liabilities:
Deposits	1,312,276	1,313,429	—	1,313,429	—
Short-term borrowed funds	87,500	87,500	—	87,500	—
Long-term debt	68,465	70,935	—	70,935	—
Derivative liabilities	2,708	2,708	2,507	201	—
Accrued interest payable	346	346	—	346	—

	At December 31, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$10,206	10,206	10,206	—	—
Interest-bearing cash	16,421	16,421	16,421	—	—
Securities available-for-sale	306,474	306,474	—	306,474	—
Securities held-to-maturity	17,053	17,965	—	17,965	—
Federal Home Loan Bank stock	9,919	9,919	—	—	9,919
Other investments	3,273	3,273	—	—	3,273
Derivative assets	1,945	1,945	180	1,765	—
Loans held for sale	41,774	41,774	—	41,774	—
Loans receivable, net	912,582	917,043	—	—	917,043
Cash value life insurance	28,082	28,082	—	28,082	—
Accrued interest receivable	4,333	4,333	—	4,333	—
Mortgage servicing rights	11,433	17,564	—	—	17,564

Financial liabilities:
Deposits	1,031,528	1,029,406	—	1,029,406	—
Short-term borrowed funds	120,000	119,880	—	119,880	—
Long-term debt	103,465	105,551	—	105,551	—
Derivative liabilities	306	306	306	—	—
Accrued interest payable	333	333	—	333	—

	At September 30, 2016		At December 31, 2015
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$104,795	—	70,365	—
Standby letters of credit	1,516	—	1,357	—

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

Securities Available-for-Sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At September 30, 2016 and December 31, 2015, the Company’s investment securities available-for-sale are recurring Level 2.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2016 and December 31, 2015:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2016
Available-for-sale investment securities:
Municipal securities	$—	87,864	—
US government agencies	—	3,430	—
Collateralized loan obligations	—	63,309	—
Corporate securities	—	521	—
Mortgage-backed securities:
Agency	—	98,322	—
Non-agency	—	76,715	—
Trust Preferred Securities	—	6,757	—
Loans held for sale	—	36,686	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps	12	—	—
Mortgage loan interest rate lock commitments	—	2,583	—
Mortgage loan forward sales commitments	—	573	—
Derivative liabilities:
Cash flow hedges:
Interest rate swaps	1,783	—	—
Non-hedging derivatives:
Interest rate swaps	724	—	—
Mortgage-backed securities forward sales commitment	—	201	—
Total	$2,519	376,961	—

December 31, 2015
Available-for-sale investment securities:
Municipal securities	$—	62,475	—
US government agencies	—	7,096	—
Collateralized loan obligations	—	38,758	—
Mortgage-backed securities:
Agency	—	113,855	—
Non-agency	—	75,536	—
Trust preferred securities	—	8,754	—
Loans held for sale	—	41,774	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	180	—	—
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	—	1,246	—
Mortgage loan forward sales commitments	—	340	—
Mortgage-backed securities forward sales commitment	—	179	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	306	—	—
Total	$486	350,013	—

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2016 and December 31, 2015:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2016
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	2,729
Home equity	—	—	302
Commercial real estate	—	—	4,971
Construction and development	—	—	516
Consumer loans	—	—	33
Commercial business loans	—	—	272
Real estate owned:
One-to-four family	—	—	1,413
Construction and development	—	—	1,430
Mortgage servicing rights	—	—	17,461
Total	$—	—	29,127

December 31, 2015
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,953
Commercial real estate	—	—	12,156
Construction and development	—	—	380
Consumer loans	—	—	65
Commercial business loans	—	—	473
Real estate owned:
One-to-four family	—	—	773
Commercial real estate	—	—	484
Construction and development	—	—	1,117
Mortgage servicing rights	—	—	17,564
Total	$—	—	36,965

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2016 and December 31, 2015
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

The following is a summary of the reconciliation of weighted average shares outstanding for the three months and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	12,327,921	12,327,921	9,463,722	9,463,722
Effect of dilutive securities	—	207,630	—	211,272
Weighted average shares outstanding	12,327,921	12,535,551	9,463,722	9,674,994

	For the Nine Months Ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	11,995,477	11,995,477	9,421,042	9,421,042
Effect of dilutive securities	—	206,244	—	174,949
Weighted average shares outstanding	11,995,477	12,201,721	9,421,042	9,595,991

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of September 30, 2016 and 2015 used to calculate book value per share:

	As of September 30,
	2016	2015

Issued and outstanding shares	12,546,220	9,763,383
Less nonvested restricted stock awards	(216,828)	(299,606)
Period end dilutive shares	12,329,392	9,463,777

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

The following tables present selected financial information for the Company’s reportable business segments for the three months and nine months ended September 30, 2016 and 2015:

	Community	Mortgage
For the Three Months Ended September 30, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$15,760	435	4	9	16,208
Interest expense	2,102	33	151	(34)	2,252
Net interest income (expense)	13,658	402	(147)	43	13,956
Provision for loan losses	(12)	12	—	—	—
Noninterest income from external customers	2,512	6,361	—	—	8,873
Intersegment noninterest income	242	(9)	—	(233)	—
Noninterest expense	9,448	4,254	188	—	13,890
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	6,976	2,248	(337)	52	8,939
Income tax expense (benefit)	2,242	846	(109)	19	2,998
Net income (loss)	$4,734	1,402	(228)	33	5,941

	Community	Mortgage
For the Three Months Ended September 30, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$11,971	550	4	(13)	12,512
Interest expense	1,475	37	148	(37)	1,623
Net interest income (expense)	10,496	513	(144)	24	10,889
Provision for loan losses	(5)	5	—	—	—
Noninterest income from external customers	1,670	5,652	—	—	7,322
Intersegment noninterest income	1	8	1,768	(1,777)	—
Noninterest expense	6,444	3,901	2,036	—	12,381
Intersegment noninterest expense	1,528	241	—	(1,769)	—
Income (loss) before income taxes	4,200	2,026	(412)	16	5,830
Income tax expense (benefit)	1,346	753	(156)	6	1,949
Net income (loss)	$2,854	1,273	(256)	10	3,881

	Community	Mortgage
For the Nine Months Ended September 30, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$42,790	1,133	13	75	44,011
Interest expense	6,066	42	447	(43)	6,512
Net interest income (expense)	36,724	1,091	(434)	118	37,499
Provision for loan losses	(12)	12	—	—	—
Noninterest income from external customers	6,773	15,615	—	—	22,388
Intersegment noninterest income	727	25	—	(752)	—
Noninterest expense	29,523	11,825	619	—	41,967
Intersegment noninterest expense	—	721	6	(727)	—
Income (loss) before income taxes	14,713	4,173	(1,059)	93	17,920
Income tax expense (benefit)	4,404	1,451	(390)	35	5,500
Net income (loss)	$10,309	2,722	(669)	58	12,420

	Community	Mortgage
For the Nine Months September 30, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$35,139	1,423	12	28	36,602
Interest expense	4,263	89	439	(89)	4,702
Net interest income (expense)	30,876	1,334	(427)	117	31,900
Provision for loan losses	(57)	57	—	—	—
Noninterest income from external customers	4,569	16,605	2	—	21,176
Intersegment noninterest income	3	84	5,304	(5,391)	—
Noninterest expense	19,019	11,989	5,955	—	36,963
Intersegment noninterest expense	4,584	723	—	(5,307)	—
Income (loss) before income taxes	11,902	5,254	(1,076)	33	16,113
Income tax expense (benefit)	3,758	1,947	(416)	13	5,302
Net income (loss)	$8,144	3,307	(660)	20	10,811

The following tables present selected financial information for the Company’s reportable business segments for September 30, 2016 and December 31, 2015:

	Community	Mortgage
At September 30, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,649,478	78,440	175,051	(249,120)	1,653,849
Loans receivable, net	1,112,898	22,528	—	(12,537)	1,122,889
Loans held for sale	3,346	33,340	—	—	36,686
Deposits	1,318,585	—	—	(6,309)	1,312,276
Borrowed funds	140,500	11,950	15,465	(11,950)	155,965

	Community	Mortgage
At December 31, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,404,681	75,926	156,774	(227,712)	1,409,669
Loans receivable, net	908,227	17,783	—	(13,428)	912,582
Loans held for sale	3,466	38,308	—	—	41,774
Deposits	1,047,671	—	—	(16,143)	1,031,528
Borrowed funds	208,000	12,748	15,465	(12,748)	223,465

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three months and nine months ended September 30, 2016 as compared to the three months and nine months ended September 30, 2015 and assesses our financial condition as of September 30, 2016 as compared to December 31, 2015. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2015 included in our Form 10-K for that period. Results for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

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

Company Overview

Carolina Financial Corporation (“Carolina Financial” or the “Company”) is a Delaware corporation that was organized in February 1997 to serve as a bank holding company. It operates principally through CresCom Bank, a South Carolina state-chartered bank. CresCom Bank operates Crescent Mortgage Company and Carolina Service Corporation of Charleston as wholly-owned subsidiaries of CresCom Bank. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

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

Recent Events

On October 19, 2016, the Board of Directors of Carolina Financial declared a quarterly cash dividend of $0.04, payable on January 11, 2017 to stockholders of record as of December 28, 2016.

On November 8, 2016, Carolina Financial announced the signing of a definitive agreement pursuant to which Carolina Financial will acquire Greer Bancshares Incorporated (“Greer”). in a cash and stock transaction with a total current value of approximately $45.1 million. Subject to the terms and conditions of the agreement, each share of Greer common stock will be converted into the right to receive one of the following: (i) $18.00 in cash, (ii) 0.782 shares of Carolina Financial common stock, or (iii) a combination of cash and Carolina Financial common stock, subject to the limitation that, excluding any dissenting shares, the total merger consideration shall be prorated to 10% cash consideration and 90% stock consideration. The transaction is anticipated to close at the end of the first quarter of 2017, subject to customary closing conditions.

Executive Summary of Operating Results

The following is a summary of the Company’s financial highlights and significant events in the third quarter of 2016:

●	Net income for the third quarter 2016 increased 53.1% to $5.9 million, or $0.47 per diluted share from $3.9 million, or $0.40 per diluted share for the third quarter of 2015.
●	Operating earnings for the third quarter of 2016, which excludes certain non-operating income and expenses, increased 45.8% to $5.9 million, or $0.47 per diluted share, from $4.0 million, or $0.42 per diluted share, from the third quarter of 2015.
●	Loans receivable, excluding acquired loans, grew at an annualized rate of 19.3% or $133.7 million since December 31, 2015 and 24.7% or $66.0 million since June 30, 2016.
●	Nonperforming assets to total assets of 0.42% as of September 30, 2016.
●	Core deposits, excluding acquired deposits, increased $150.0 million since December 31, 2015 and $45.3 million since June 30, 2016.
●	Operating return on average assets of 1.45% and operating return on average equity of 14.95% for the third quarter of 2016 compared to operating return on average assets of 1.22% and operating return on average equity of 15.77% for the third quarter of 2015.
●	System integration related to the acquisition of Congaree Bancshares, Inc. (“Congaree”) was completed during the third quarter of 2016.

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

The following table presents a reconciliation of Non-GAAP performance measures for operating earnings and corresponding ratios:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Operating Earnings:
Income before income taxes	$8,939	5,830	17,920	16,113
Gain on sale of securities	(111)	(1,017)	(641)	(1,459)
Net loss on extinguishment of debt	118	—	174	1,215
Fair value adjustments on interest rate swaps	(99)	1,246	408	1,253
Merger related costs	—	—	2,985	—
Operating earnings before income taxes	8,847	6,059	20,846	17,122
Tax expense (1) (2)	2,967	2,026	6,398	5,634
Operating earnings (Non-GAAP)	$5,880	4,033	14,448	11,488

Average equity	157,311	102,326	148,134	98,805
Average assets	1,626,717	1,322,382	1,500,819	1,283,183
Operating return on average assets (Non-GAAP)	1.45%	1.22%	1.28%	1.19%
Operating return on average equity (Non-GAAP)	14.95%	15.77%	13.00%	15.50%

Weighted average common shares outstanding:
Basic	12,327,921	9,463,772	11,995,477	9,421,042
Diluted	12,535,551	9,674,994	12,201,721	9,595,991
Operating earnings per common share:
Basic (Non-GAAP)	$0.48	0.43	1.20	1.22
Diluted (Non-GAAP)	$0.47	0.42	1.18	1.20

As Reported:
Income before income taxes	$8,939	5,830	17,920	16,113
Tax expense	2,998	1,949	5,500	5,302
Net Income	$5,941	3,881	12,420	10,811

Average equity	157,311	102,326	148,134	98,805
Average assets	1,626,717	1,322,382	1,500,819	1,283,183
Return on average assets	1.46%	1.17%	1.10%	1.12%
Return on average equity	15.11%	15.17%	11.18%	14.59%

Weighted average common shares outstanding:
Basic	12,327,921	9,463,772	11,995,477	9,421,042
Diluted	12,535,551	9,674,994	12,201,721	9,595,991
Earnings per common share:
Basic	$0.48	0.41	1.04	1.15
Diluted	$0.47	0.40	1.02	1.13

(1) Tax expense is determined using the effective tax rate reflected in the accompanying income statement for the applicable reporting period.

(2) In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company early adopted the new guidance in the second quarter of 2016. As a result, the Company’s income tax expense was reduced by approximately $399,000, or $0.03 per diluted share, in the second quarter of 2016.

The following table presents a reconciliation of Non-GAAP performance measures of core deposits and tangible book value per share.

	At September 30,	At December 31,
	2016	2015

Core deposits:
Noninterest-bearing demand accounts	$267,892	163,054
Interest-bearing demand accounts	195,792	158,581
Savings accounts	47,035	39,147
Money market accounts	299,960	223,906
Total core deposits (Non-GAAP)	810,679	584,688

Certificates of deposit:
Less than $250,000	476,744	428,067
$250,000 or more	24,853	18,773
Total certificates of deposit	501,597	446,840
Total deposits	$1,312,276	1,031,528

	At September 30,	At December 31,
	2016	2015

Tangible book value per share:
Total stockholders’ equity	$160,331	139,859
Less intangible assets	(8,037)	(2,961)
Tangible common equity (Non-GAAP)	$152,294	136,898

Issued and outstanding shares	12,546,220	12,023,557
Less nonvested restricted stock awards	(216,828)	(285,805)
Period end dilutive shares	12,329,392	11,737,752

Total stockholders equity	$160,331	139,859
Divided by period end dilutive shares	12,329,392	11,737,752
Common book value per share	$13.00	11.92

Tangible common equity (Non-GAAP)	$152,294	136,898
Divided by period end dilutive shares	12,329,392	11,737,752
Tangible common book value per share (Non-GAAP)	$12.35	11.66

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2015 Annual Report on Form 10-K. Refer to the notes to our consolidated financial statements in our 2015 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations

Summary

The Company reported net income for the three months ended September 30, 2016 of $5.9 million, or $0.47 per diluted share, as compared to $3.9 million, or $0.40 per diluted share, for the three months ended September 30, 2015. Net income for the nine months ended September 30, 2016 totaled $12.4 million, or $1.02 per diluted share, compared to net income of $10.8 million, or $1.13 per diluted share. Included in net income for the nine months ended September 30, 2016 were pretax merger related expense of $3.0 million.

The decrease in earnings per share for the nine months ended September 30, 2016 from the nine months ended September 30, 2015 was primarily a result of the following:

●	Merger related expenses incurred from the acquisition of Congaree of $3.0 million for the nine months ended September 30, 2016.
●	Issuance of 508,910 shares of common stock in connection with the acquisition of Congaree during the second quarter.
●	Public offering completed in December 2015 where the Company issued 2,262,296 shares of its common stock for net proceeds of approximately $32.1 million.

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

Net interest income increased to $14.0 million for the three months ended September 30, 2016 from $10.9 million for the three months ended September 30, 2015. Net interest income increased to $37.5 million for the nine months ended September 30, 2016 from $31.9 million for the nine months ended September 30, 2015. The increase in net interest income is a result of the increase in average interest-earning assets balances. The increase in average earnings assets for the three months and nine months ended September 30, 2016 is primarily the result of increased balances of loans receivable.

The growth in loan balances was primarily the result of the following:

●	On June 11, 2016, the Company acquired approximately $74.6 million of loans, net of purchase accounting adjustment as part of the acquisition of Congaree.

●	Residential mortgage – In addition to selling a portion of its production, the Company has retained a portion of its mortgage production. Due to management’s emphasis on growing the Company’s residential mortgage portfolio, loans receivable within the one-to-four family portfolio has increased $101.6 million since September 30, 2015. This growth includes loans acquired in the acquisition of Congaree as well as a purchase of a non-conforming residential loan pool during the fourth quarter of 2015 with a balance of $31.9 million as of September 30, 2016.

●	Commercial lending – during 2014 and 2015, the Company expanded its commercial lending team by hiring additional loan officers in its Charleston and Myrtle Beach markets of South Carolina. The Company also has opened its first branch in the upstate of South Carolina, and a branch in Wilmington, North Carolina. As a result, gross loans receivable within commercial real estate and construction and development increased $126.4 million since September 30, 2015.

●	Syndicated loans – The Company’s primary markets are generally concentrated in real estate lending and have provided limited opportunities to develop a Commercial and Industrial (“C&I”) loan portfolio. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase C&I loans originated in other markets to retain in the loan portfolio. These loans typically have terms of seven years and generally are tied to a floating rate index such as LIBOR or prime. To effectively manage this new line of lending, the Company hired an experienced senior lending executive in 2014 with relevant experience to lead and manage this area of the loan portfolio and retained a consulting firm that specializes in syndicated loans. Syndicated loans have grown $9.2 million since September 30, 2015. As of September 30, 2016, the syndicated loan portfolio outstanding was $87.7 million and is grouped within commercial business loans. The Company’s policy currently limits the syndicated loan portfolio not to exceed 75% of the Bank’s Tier 1 regulatory capital. As of September 30, 2016, the Moody’s weighted average credit facility rating of the syndicated loan portfolio was Ba2, with no credit rated less than B2.

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

	For The Three Months Ended September 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$32,196	282	3.48%	43,193	431	3.96%
Loans receivable, net (1)	1,093,669	13,544	4.93%	842,578	9,914	4.67%
Interest-bearing cash	29,989	19	0.25%	8,056	5	0.25%
Securities available for sale	345,385	2,264	2.57%	291,925	1,927	2.58%
Securities held to maturity	—	—	—	17,149	131	2.99%
Dividends from non-equitable securities	7,477	83	4.42%	7,843	93	4.70%
Other investments	3,201	16	1.96%	3,633	11	1.20%
Total interest-earning assets	1,511,917	16,208	4.26%	1,214,377	12,512	4.09%
Non-earning assets	114,800			108,005

Total assets	$1,626,717			1,322,382

Interest-bearing liabilities:
Demand accounts	175,484	64	0.15%	183,564	47	0.10%
Money market accounts	298,961	233	0.31%	228,338	105	0.18%
Savings accounts	46,875	15	0.13%	38,707	13	0.13%
Certificates of deposit	504,492	1,258	0.99%	407,699	957	0.93%
Short-term borrowed funds	88,452	124	0.56%	116,679	75	0.26%
Long-term debt	68,282	558	3.25%	57,869	426	2.92%
Total interest-bearing liabilities	1,182,546	2,252	0.76%	1,032,856	1,623	0.62%
Noninterest-bearing deposits	265,755			169,463
Other liabilities	21,105			17,737
Stockholders’ equity	157,311			102,326

Total liabilities and Stockholders’ equity	$1,626,717			1,322,382

Net interest spread			3.50%			3.47%
Net interest margin	3.67%			3.56%

Net interest margin (tax-equivalent) (2)	3.75%			3.66%
Net interest income		13,956			10,889

(1) Average balances of loans include nonaccrual loans.

(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.67%, or 3.75% on a tax-equivalent basis, for the three months ended September 30, 2016 compared to 3.56%, or 3.66% on a tax equivalent basis, for the three months ended September 30, 2015. The increase in margin from period to period is the result of a shift to higher yielding earning assets as well as an increase in yield on loans receivable. Average loans receivable comprised 72.3% of earnings assets for the three months ended September 30, 2016 compared to 69.4% for the three months ended September 30, 2015. The increase in yield on loans receivable during the period is the result of accretion income of $399,000 recognized related to the acquisition of Congaree as well as prepayment penalty collected of $92,000.

Our net interest spread, which is not on a tax-equivalent basis, was 3.50% for the three months ended September 30, 2016 as compared to 3.47% for the same period in 2015. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 3 basis point increase in net interest spread is a result of the 17 basis point increase in yield on interest-earning assets offset by a 15 basis point increase in rate paid on interest-bearing liabilities.

	For The Nine Months Ended September 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$27,388	717	3.50%	40,978	1,181	3.85%
Loans receivable, net (1)	1,000,780	36,074	4.81%	811,568	29,092	4.79%
Interest-bearing cash	29,222	55	0.25%	15,089	28	0.25%
Securities available for sale	327,860	6,618	2.65%	279,704	5,606	2.64%
Securities held to maturity	9,452	217	3.02%	20,320	425	2.76%
Dividends from non-equitable securities	7,740	288	4.97%	7,486	238	4.25%
Other investments	2,772	42	1.99%	2,884	32	1.48%
Total interest-earning assets	1,405,214	44,011	4.18%	1,178,029	36,602	4.15%
Non-earning assets	95,605			105,154

Total assets	$1,500,819			1,283,183

Interest-bearing liabilities:
Demand accounts	140,092	157	0.15%	168,134	153	0.12%
Money market accounts	266,000	574	0.29%	236,822	328	0.19%
Savings accounts	43,602	43	0.13%	38,034	37	0.13%
Certificates of deposit	484,581	3,675	1.01%	380,546	2,576	0.91%
Short-term borrowed funds	84,590	320	0.51%	115,513	217	0.25%
Long-term debt	82,586	1,743	2.82%	51,530	1,391	3.61%
Total interest-bearing liabilities	1,101,451	6,512	0.79%	990,579	4,702	0.63%
Noninterest-bearing deposits	234,243			175,945
Other liabilities	16,991			17,854
Stockholders’ equity	148,134			98,805

Total liabilities and Stockholders’ equity	$1,500,819			1,283,183

Net interest spread			3.39%			3.52%
Net interest margin	3.59%			3.62%

Net interest margin (tax-equivalent) (2)	3.67%			3.71%
Net interest income		37,499			31,900

(1) Average balances of loans include nonaccrual loans.

(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.59%, or 3.67% on a tax-equivalent basis, for the nine months ended September 30, 2016 compared to 3.62%, or 3.71% on a tax equivalent basis, for the nine months ended September 30, 2015. The decrease in margin from period to period is the result of the recognition of $460,000 of previously uncollected interest income from the resolution of a non performing asset during the second quarter of 2015 as well as an increase in certificate of deposits during 2016 that has increased the rate paid on interest-bearing liabilities. In addition, the Federal Reserve increased interest rates in December of 2015 which has increased the rate paid on our short term borrowings for 2016.

Our net interest spread, which is not on a tax-equivalent basis, was 3.43% for the nine months ended September 30, 2016 as compared to 3.52% for the same period in 2015. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 9 basis point decrease in net interest spread is a result of the 7 basis point increase in yield on interest-earning assets and a 16 basis point increase in rate paid on interest-bearing liabilities.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended September 30, 2016 and 2015.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$10,297	10,017	10,141	9,035
Provision for loan losses	—	—	—	—
Loan charge-offs	(4)	(655)	(197)	(789)
Loan recoveries	47	527	396	1,643
Balance, end of period	$10,340	9,889	10,340	9,889

The Company experienced net recoveries of $43,000 and net charge offs of $128,000 for the three months ended September 30, 2016 and 2015, respectively. The Company experienced net recoveries of $199,000 and $854,000 for the nine months ended September 30, 2016 and 2015, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly decreasing to 0.42% as of September 30, 2016 as compared to 0.47% as of December 31, 2015. No provision expense for loan losses was recorded during 2016 or 2015 primarily due to the net recoveries experienced.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three months and nine months ended September 30, 2016 and 2015 are presented below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Noninterest income:
Mortgage banking income	$5,605	4,753	12,967	13,874
Deposit service charges	953	915	2,712	2,638
Net loss on extinguishment of debt	(118)	—	(174)	(1,215)
Net gain on sale of securities	111	1,017	641	1,459
Fair value adjustments on interest rate swaps	99	(1,246)	(408)	(1,253)
Net increase in cash value life insurance	226	172	684	530
Mortgage loan servicing income	1,437	1,330	4,238	3,956
Other	560	381	1,728	1,187
Total noninterest income	$8,873	7,322	22,388	21,176

Noninterest income increased $1.6 million to $8.9 million for the three months ended September 30, 2016 from $7.3 million for the three months ended September 30, 2015. The increase in noninterest income primarily relates to the increase in mortgage banking income as a result of margin expansion experienced during the quarter

Noninterest income increased $1.2 million to $22.4 million for the nine months ended September 30, 2016 from $21.2 million for the nine months ended September 30, 2015. The increase in noninterest income primarily relates to the decrease in loss on extinguishment of debt.

The following table provides a break out of mortgage banking income from our retail mortgage team “Community banking” and Crescent Mortgage Company “Wholesale mortgage banking”:

	For the Three Months Ended September 30,
	Loan Originations		Mortgage Banking Income		Margin
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
Additional segment information:
Community banking	$25,633	17,642	680	431	2.65%	2.44%
Wholesale mortgage banking	253,485	261,948	4,925	4,322	1.94%	1.65%
Total mortgage banking income	$279,118	279,590	5,605	4,753	2.01%	1.70%

	For the Nine Months Ended September 30,
	Loan Originations		Mortgage Banking Income		Margin
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
Additional segment information:
Community banking	$68,263	50,430	1,586	$1,231	2.32%	2.44%
Wholesale mortgage banking	645,412	769,679	11,381	12,643	1.76%	1.64%
Total mortgage banking income	$713,675	820,109	12,967	$13,874	1.82%	1.69%

The percentage of originations attributable to refinances were 35.9% for the third quarter of 2016 compared to 30.3% for the third quarter of 2015.

During the three months ended September 30, 2016 and 2015, the Company recognized net gains on sale of available-for-sale securities of $111,000 and $1.0 million respectively. Net gain on sale of available-for-sale securities were $641,000 and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively.

The fair value adjustment on interest rate swaps increased noninterest income by $99,000 for the three months ended September 30, 2016 compared to an reduction in noninterest income of $1.3 million for three months ended September 30, 2015. The fair value adjustment on interest rate swaps reduced noninterest income by $408,000 and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The Company uses standalone interest rate swaps to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches.

During three months and nine months ended September 30, 2016, the Company incurred loss on extinguishment of debt of $118,000 and $174,000, respectively. Loss on extinguishment of debt was $1.2 million for nine months ended September 30, 2015. There was no loss on extinguishment of debt recorded for the three months ended September 30, 2015.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$8,481	7,204	23,306	21,453
Occupancy and equipment	2,067	1,821	5,836	5,332
Marketing and public relations	374	378	1,144	1,147
FDIC insurance	180	190	527	540
Recovery of mortgage loan repurchase losses	(250)	(250)	(750)	(750)
Legal expense	80	97	185	347
Other real estate expense, net	(96)	4	(37)	114
Mortgage subservicing expense	462	418	1,353	1,236
Amortization of mortgage servicing rights	586	515	1,659	1,460
Merger related expenses	—	—	2,985	—
Other	2,006	2,004	5,759	6,084
Total noninterest expense	$13,890	12,381	41,967	36,963

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased to $13.9 million for the three months ended September 30, 2016 from $12.4 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, noninterest expense increased to $42.0 million from $37.0 million at September 30, 2015. The increase in noninterest expense for the three months and nine months ended September 30, 2016 is primarily the result of an increase in salaries and employee benefits and occupancy and equipment as well as merger related expense related to the acquisition of Congaree during the second quarter of 2016. Merger related expenses totaled $3.0 million for the nine months ended September 30, 2016. In addition, the Company opened a branch during the first quarter of 2016 in the Wilmington market.

Income Tax Expense

Our effective tax rate was 33.5% for three month period ended September 30, 2016, compared to 33.4% for the three month period ended September 30, 2015. Our effective rate was 30.7% for nine months ended September 30, 2016 compared to 32.9% for the nine months ended September 30, 2015. In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company early adopted the new guidance in the second quarter of 2016. As a result, the Company’s income tax expense was reduced by approximately$22,000 and $421,000 for the three and nine months ended September 30, 2016, respectively.

Balance Sheet Review

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

At September 30, 2016, our securities portfolio, excluding FHLB stock and other investments, was $336.9 million or approximately 20.4% of our assets. Our available-for-sale securities portfolio included US agency securities, municipal securities, collateralized loan obligations, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $336.9 million and an amortized cost of $334.4 million for a net unrealized gain of $2.5 million.

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

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans receivable at September 30, 2016 and December 2015 were $1.1 billion and $922.7 million, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of September 30, 2016, our loan portfolio included $984.9 million, or 86.9%, of gross loans secured by real estate. As of December 31, 2015, our loan portfolio included $801.2 million, or 86.8%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. The Bank’s primary markets are generally concentrated in real estate lending. In order to diversify our lending portfolio, the Bank began a syndicated loan program during 2014. As of September 30, 2016, syndicated loans were $87.7 million and are included within commercial business loans in the table below. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $210.5 million since December 31, 2015. The increase in loans receivable primarily relates to the $74.6 million in loans acquired, net of purchase accounting adjustments, in the acquisition of Congaree on June 11, 2016 as well as the Bank’s focus on growing residential mortgage and commercial lending.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At September 30,		At December 31,
	2016		2015
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$400,500	35.35%	344,928	37.38%
Home equity	37,901	3.34%	23,256	2.52%
Commercial real estate	432,867	38.20%	341,658	37.03%
Construction and development	113,667	10.03%	91,362	9.90%
Consumer loans	6,029	0.53%	5,179	0.56%
Commercial business loans	142,265	12.55%	116,340	12.61%
Total gross loans receivable	1,133,229	100.00%	922,723	100.00%
Less:
Allowance for loan losses	10,340		10,141
Total loans receivable, net	$1,122,889		912,582

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At September 30, 2016
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$17,835	54,643	328,022	400,500
Home equity	7,477	3,696	26,728	37,901
Commercial real estate	22,569	320,705	89,593	432,867
Construction and development	24,440	75,055	14,172	113,667
Consumer loans	1,277	3,929	823	6,029
Commercial business loans	11,968	73,719	56,578	142,265
Total gross loans receivable	85,566	531,747	515,916	1,133,229

Loans maturing - after one year
Variable rate loans				$393,908
Fixed rate loans				653,755
				$1,047,663

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of September 30, 2016 and December 31 2015, we had no loans 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At September 30,	At December 31,
	2016	2015
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$1,427	1,136
Nonaccrual loans-other	2,747	3,166
Accruing loans 90 days or more delinquent	—	—
Real estate acquired through foreclosure, net	2,843	2,374
Total Non-Performing Assets	$7,017	6,676

Problem Assets not included in Non-Performing Assets- Accruing renegotiated loans outstanding	$4,857	13,212

At September 30, 2016, nonperforming assets were $7.0 million, or 0.42% of total assets. Comparatively, nonperforming assets were $6.7 million, or 0.47% of total assets, at December 31, 2015. Nonperforming loans were 0.37% and 0.47% of gross loans receivable at September 30, 2016 and December 31, 2015, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $4.9 million, or 0.43% of gross loans at September 30, 2016, compared to $13.2 million, or 1.43% of gross loans at December 31, 2015. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. The decrease in potential problem loans since December 31, 2015 is the result of payoffs to other institutions.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at September 30, 2016 and December 31, 2015 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The allowance for loan losses was $10.3 million, or 0.91% of total loans at September 30, 2016, compared to $10.1 million, or 1.10% of total loans, at December 31, 2015. Included in the loan totals were $129.5 million and $64.1 million in loans acquired through previous branch acquisitions at September 30, 2016 and December 31, 2015, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The Company experienced net recoveries of $43,000 and net charge offs of $128,000 for the three months ended September 30, 2016 and 2015, respectively. The Company experienced net recoveries of $199,000 and $854,000 for the nine months ended September 30, 2016 and 2015, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly decreasing to 0.42% as of September 30, 2016 as compared to 0.47% as of December 31, 2015. No provision expense for loan losses was recorded during 2016 or 2015 primarily due to the net recoveries experienced.

The following table summarizes the activity related to our allowance for loan losses for the three months and nine months ended September 30, 2016 and 2015.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$10,297	10,017	10,141	9,035
Provision for loan losses	—	—	—	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	—	(623)	(45)	(623)
Home equity	—	—	—	—
Commercial real estate	—	—	—	—
Construction and development	—	—	—	(90)
Consumer loans	(2)	(6)	(31)	(9)
Commercial business loans	(2)	(26)	(121)	(67)
Total loan charge-offs	(4)	(655)	(197)	(789)
Loan recoveries:
Loans secured by real estate:
One-to-four family	9	198	148	524
Home equity	—	—	—	—
Commercial real estate	—	100	—	350
Construction and development	4	166	10	476
Consumer loans	8	5	23	25
Commercial business loans	26	58	215	268
Total loan recoveries	47	527	396	1,643
Net loan (charge-offs) recoveries	43	(128)	199	854
Balance, end of period	$10,340	9,889	10,340	9,889

Allowance for loan losses as a percentage of loans receivable (end of period)	0.91%	1.15%	0.91%	1.15%
Net charge-offs (recoveries) to average loans receivable (annualized)	(0.02)%	0.06%	(0.04)%	(0.21)%

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

The Company was servicing $2.2 billion loans for others at September 30, 2016 and $2.1 billion at December 31, 2015. Mortgage servicing rights asset had a balance of $13.6 million and $11.4 million at September 30, 2016 and December 31, 2015, respectively. The economic estimated fair value of the mortgage servicing rights was $17.5 million and $17.6 million at September 30, 2016 and December 31, 2015, respectively. The amortization expense related to the mortgage servicing rights was $587,000 and $515,000 during the three months ended September 30, 2016 and 2015, respectively. The amortization expense related to mortgage servicing rights was $1.7 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three months and nine months ended September 30, 2016 and 2015.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(In thousands)
MSR beginning balance	$12,400	10,644	11,433	10,181
Amount capitalized	1,743	950	3,782	2,358
Amount amortized	(587)	(515)	(1,659)	(1,460)
MSR ending balance	$13,556	11,079	13,556	11,079

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

The following table demonstrates the activity for the reserve for mortgage repurchase losses for the three months and nine months ended September 30, 2016 and 2015.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Beginning Balance	$3,355	4,362	3,876	4,999
Losses paid	—	(25)	(21)	(162)
Recoveries	25	1	25	1
Provision for mortgage repurchase losses	(250)	(250)	(750)	(750)
Ending balance	$3,130	4,088	3,130	4,088

For the three and nine months ended September 30, 2016 and 2015, the Company recorded a negative provision for mortgage repurchase losses of $250,000 and $750,000, respectively. The decline in the provision for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. Prior to 2012, there was no expiration date related to representations and warranties as long as the loan sold to the investor was outstanding. As a result, the Company received loan repurchase requests years after the loan was originated and sold to various third parties. In the latter part of 2012, the regulatory framework for certain GSEs changed where, under certain circumstances, the loan repurchase risk was limited for production beginning in January 2013. In addition, in May 2014, additional regulatory changes further limited loan repurchase risk.

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

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At September 30, 2016 deposits totaled $1.3 billion, an increase of $280.7 million from deposits of $1.0 billion at December 31, 2015. The increase in deposits since December 31, 2015 primarily relates to the $89.3 million in deposits assumed with the completion of the acquisition of Congaree on June 11, 2016 as well as continued efforts to increase our core deposits through business development.

Our retail deposits represented $1.2 billion, or 88.5% of total deposits at September 30, 2016, while out-of-market brokered and institutional deposits, represented $151.4 million, or 11.5% of our total deposits. Our retail deposits represented $882.9 million, or 85.6% of total deposits at December 31, 2015, while out-of-market, or brokered deposits and institutional deposits, represented $148.6 million, or 14.4% of our total deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Nine Months
	Ended September 30,
	2016		2015
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$140,092	0.15%	168,134	0.12%
Money market accounts	266,000	0.29%	236,822	0.19%
Savings accounts	43,602	0.13%	38,034	0.13%
Certificates of deposit less than $100,000	268,385	0.95%	230,342	0.88%
Certificates of deposit of $100,000 or more	216,196	1.09%	150,204	0.94%
Total interest-bearing average deposits	934,275		823,536

Noninterest-bearing deposits	234,243		175,945
Total average deposits	$1,168,518		999,481

The maturity distribution of our time deposits of $100,000 or more is as follows:

At September 30, 2016
(In thousands)

Three months or less	$46,779
Over three through Nine Months	27,188
Over six through twelve months	23,870
Over twelve months	129,689
Total certificates of deposits	$227,526

Borrowings

The followings table outlines our various sources of short-term borrowed funds during the three months and nine months ended September 30, 2016 and 2015 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowings source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
	(Dollars in thousands)
At or for the three months ended September 30, 2016
Short-term borrowed funds
Short-term FHLB advances	$87,500	0.36% - 0.95%	117,500	88,452	0.56%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	53,000	0.83%-4.00%	53,000	52,817	3.09%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	4.00%	5,155	5,155	4.00%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.73%	10,310	10,310	3.81%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
	(Dollars in thousands)
At or for the three months ended September 30, 2015
Short-term borrowed funds
Short-term FHLB advances	$105,000	0.18% - 0.64%	132,500	116,667	0.26%
Other short-term borrowings	—	0.00%	—	12	0.73%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	53,000	0.76%-4.00%	53,000	42,404	2.62%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%	5,155	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.34%	10,310	10,310	3.41%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
	(Dollars in thousands)
At or for the nine months ended September 30, 2016
Short-term borrowed funds
Short-term FHLB advances	$87,500	0.36% - 0.95%	117,500	84,590	0.51%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	53,000	0.83%-4.00%	88,000	67,121	2.58%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	4.00%	5,155	5,155	4.00%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.73%	10,310	10,310	3.74%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
	(Dollars in thousands)
At or for the nine months ended September 30, 2015
Short-term borrowed funds
Short-term FHLB advances	$105,000	0.18% - 0.64%	147,500	115,346	0.21%
Subordinated debenture	—	0.00%	300	167	4.89%
Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	53,000	0.76%-4.00%	53,000	35,212	2.67%
Subordinated debentures, due 2016 through 2020	—	0.00%	1,275	853	1.35%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%	5,155	5,155	2.81%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.34%	10,310	10,310	2.52%

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At September 30, 2016, the Company had FHLB advances of $140.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $184.8 million.

Lines of credit with the FRB are based on collateral pledged. At September 30, 2016, the Company had lines available with the FRB for $129.5 million. At September 30, 2016, the Company had no FRB advances outstanding.

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

A new capital conservation buffer that was previously established phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and will increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. The Bank had a capital conservation buffer above minimum risk-based capital requirements of at September 30, 2016.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at September 30, 2016 and December 31, 2015 are as follows:

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2016
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$153,277	12.99%	53,092	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	168,277	14.26%	70,789	6.00%	N/A	N/A
Total capital (to risk weighted assets)	178,617	15.14%	94,385	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	168,277	10.39%	64,792	4.00%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	163,771	13.89%	53,046	4.50%	76,623	6.50%
Tier 1 capital (to risk weighted assets)	163,771	13.89%	70,729	6.00%	94,305	8.00%
Total capital (to risk weighted assets)	174,111	14.77%	94,305	8.00%	117,881	10.00%
Tier 1 capital (to total average assets)	163,771	10.12%	64,750	4.00%	80,937	5.00%

December 31, 2015
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$138,213	13.97%	44,527	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	153,213	15.48%	59,370	6.00%	N/A	N/A
Total capital (to risk weighted assets)	163,353	16.51%	79,160	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	153,213	11.23%	54,557	4.00%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	139,025	14.08%	44,442	4.50%	64,194	6.50%
Tier 1 capital (to risk weighted assets)	139,025	14.08%	59,256	6.00%	79,008	8.00%
Total capital (to risk weighted assets)	149,165	15.10%	79,008	8.00%	98,760	10.00%
Tier 1 capital (to total average assets)	139,025	10.21%	54,466	4.00%	68,082	5.00%

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

At September 30, 2016, we had issued commitments to extend credit and standby letters of credit of approximately $106.3 million through various types of lending arrangements. There were 23 standby letters of credit included in the commitments for $1.5 million. Total fixed rate commitments were $15.3 million and variable rate commitments were $91.0 million.

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

As of September 30, 2016, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market condition

		Annualized Hypothetical
Interest Rate Scenario		Percentage Change in
Change	Prime Rate	Net Interest Income
0.00%	3.50%	0.0%
1.00%	4.50%	0.7%
2.00%	5.50%	0.5%
3.00%	6.50%	-0.1%

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

Accounting, Reporting, and Regulatory Matters

Information regarding recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of the financial information by the Company are included in Note 1 under Part I, Item 1 “Financial Statements”.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: November 9, 2016	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.