Form 10-K
period 2016-12-31
CAROLINA FINANCIAL CORP
filed 2017-03-10
CIK 870385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $204,560,906 as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2017
Common Stock, $.01 par value per share	14,399,652 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on April 26, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information included or incorporated by reference, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under “Item 1A- Risk Factors” and the following:

●	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

●	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;

●	changes in economic conditions, either nationally or regionally and especially in our primary market areas, resulting in, among other things, a deterioration in credit quality;

●	changes in interest rates, or changes in regulatory environment resulting in a decline in our mortgage production and a decrease in the profitability of our mortgage banking operations;

●	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

●	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

●	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the South Carolina, southeastern North Carolina and national real estate markets;

●	the rate of delinquencies and amount of loans charged-off;

●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

●	the rate of loan growth in recent or future years;

●	our ability to attract and retain key personnel;

●	our ability to retain our existing customers, including our deposit relationships;

●	significant increases in competitive pressure in the banking and financial services industries;

●	adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	changes in the interest rate environment which could reduce anticipated or actual margins;

●	changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Act and regulations adopted thereunder, changes in federal or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking, mortgage banking, and financial service industries;

●	changes occurring in business conditions and inflation;

●	increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding;

●	our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations;

●	changes in deposit flows;

●	changes in technology;

●	changes in monetary and tax policies;

●	changes in accounting policies, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board (the “FASB”);

●	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

●	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;

●	our anticipated capital expenditures and our estimates regarding our capital requirements;

●	our liquidity and working capital requirements;

●	competitive pressures among depository and other financial institutions;

●	the growth rates of the markets in which we compete;

●	our anticipated strategies for growth and sources of new operating revenues;

●	our current and future products, services, applications and functionality and plans to promote them;

●	anticipated trends and challenges in our business and in the markets in which we operate;

●	the evolution of technology affecting our products, services and markets;

●	our ability to retain and hire necessary employees and to staff our operations appropriately;

●	management compensation and the methodology for its determination;

●	our ability to compete in our industry and innovation by our competitors;
●	increased cybersecurity risk, including potential business disruptions or financial losses;

●	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;

●	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and

●	estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices and stock-based compensation.

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

PART I

Item 1.  Business

General Overview

Carolina Financial Corporation is a Delaware corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our primary business is to serve as the holding company for CresCom Bank, a South Carolina state-chartered commercial bank with 30 branches located throughout the Carolinas, in addition to a loan production office in Greenville, South Carolina. CresCom Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”), and providing commercial, consumer and mortgage loans to the general public. CresCom Bank operates Crescent Mortgage Company, a wholly-owned subsidiary of CresCom Bank based in Atlanta, Georgia, as a wholesale and correspondent mortgage lender for community banks in the Southeastern United States. Crescent Mortgage Company lends in 46 states and has partnered with community banks, credit unions, and mortgage brokers. CresCom Bank is also the holding company for Carolina Services Corporation of Charleston, a Delaware financial services company that provides financial processing services to, and otherwise supports the operations of, CresCom Bank and Crescent Mortgage Company. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

In December 2002 and October 2003, respectively, the Company formed Carolina Financial Capital Trust I and Carolina Financial Capital Trust II, which are special purpose subsidiaries organized in Delaware for the sole purpose of issuing an aggregate of $15 million of trust preferred securities.

On June 11, 2016, we completed our acquisition of Congaree Bancshares, Inc. (“Congaree”), the holding company for Congaree State Bank, pursuant to the Agreement and Plan of Merger, dated as of January 5, 2016. Under the terms of the merger, the Company issued 508,910 shares of its common stock, assumed and immediately redeemed $1.6 million in preferred stock and paid $5.7 million in cash to Congaree shareholders. In the transaction, the Company acquired two banking locations, $104.2 million in total assets, and $89.3 million in deposits.

On November 8, 2016, we announced the signing of a definitive agreement pursuant to which Carolina Financial Corporation will acquire Greer Bancshares Incorporated (“Greer”) in a cash and stock transaction with a total value as of the date of announcement of approximately $45.1 million. Subject to the terms and conditions of the agreement, each share of Greer common stock will be converted into the right to receive one of the following: (i) $18.00 in cash, (ii) 0.782 shares of Company common stock, or (iii) a combination of cash and Company common stock, subject to the limitation that, excluding any shares held by Greer shareholders who exercise their dissenters’ rights, the total merger consideration shall be prorated to 10% cash consideration and 90% stock consideration. The transaction is anticipated to close by the end of the first quarter of 2017, subject to customary closing conditions. As of December 31, 2016, Greer had total loans of $208.7 million, total assets of $378.4 million and total deposits of $295.1 million.

As of December 31, 2016, we had total assets of $1.7 billion, total deposits of $1.3 billion, and total stockholders’ equity of $163.2 million.

Our main office is located at 288 Meeting Street, Charleston, South Carolina 29401.

Our Market Area

Our primary market areas are the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Lexington and Richland Counties), and Greenville (Greenville County) market areas, Wilmington (New Hanover) and the surrounding southeastern coastal region of North Carolina (Bladen, Brunswick, and Columbus Counties). We currently operate 30 branches: eight in the Charleston market, eight in the Myrtle Beach market, two in the Columbia market, one in the Greenville market, one in another South Carolina market, two in the Wilmington market, and 8 in southeastern North Carolina. We also operate a loan production office in Greenville, South Carolina. Greer has four banking locations, all in the Greenville market area, and a loan production office in Clemson, South Carolina.

The following table presents, for each of our above-described primary market areas, the number of branches of CresCom Bank in the market area, the approximate amount of deposits with CresCom Bank in the market area as of June 30, 2016 and our approximate deposit market share in market area at June 30, 2016 (the latest date for which such data is available). This table does not include deposits held in our Heath Springs, South Carolina branch.

	Number of	Deposits	Market
Market Name	Branches	(in millions)	Share
Charleston, South Carolina	8	$567.0	4.6%
Myrtle Beach, South Carolina	8	$342.3	4.7%
Columbia, South Carolina	2	$87.5	0.5%
Greenville, South Carolina	1	$49.0	0.5%
Wilmington, North Carolina	2	$4.0	0.1%
Southeastern North Carolina	8	$212.4	7.8%

Our markets in or near the Charleston, South Carolina are heavily influenced by the diverse economic mix of the Charleston region. The region is home to the Port of Charleston, one of the busiest container ports along the Southeast and Gulf Coasts, as well as a number of national and international manufacturers, including Boeing South Carolina and Robert Bosch LLC. The region also benefits from a thriving tourism industry. In addition, a number of academic institutions are located within the region, including the Medical University of South Carolina, The Citadel, The College of Charleston, Charleston Southern University, Trident Technical College and The Charleston School of Law. Charleston also hosts military installations for the U.S. Navy, Marine Corps, U.S. Air Force, U.S. Army and U.S. Coast Guard. Data obtained through SNL Financial LC projects population growth in the Charleston-North Charleston MSA of 8.7% from 2017 to 2022 as compared to a projection for national population growth of 3.8% during the same time period.

The Myrtle Beach area, also known as the Grand Strand, is a 60-mile stretch of beaches extending south from the South Carolina/North Carolina state line to Pawley’s Island and is consistently ranked as one of the top vacation destinations in the country. According to data published by the Myrtle Beach Area Chamber of Commerce, Myrtle Beach hosted an estimated 16.1 million visitors in 2013, the most recent year for which such data is available, representing 5.9% growth from 2012. Accordingly, the economy of the region is dominated by the tourism and retail industries. The Myrtle Beach-Conway-North Myrtle Beach MSA is also home to Coastal Carolina University in Conway and Webster University in Myrtle Beach. Data obtained through SNL Financial LC projects population growth in the Myrtle Beach-Conway-North Myrtle Beach MSA of 9.8% from 2017 to 2022.

Our Wilmington and other markets in southeastern North Carolina are contiguous to South Carolina and the Grand Strand. Wilmington has a diversified economy and is a major resort area and a center for light manufacturing. The city also serves as the retail and medical center for the region. Companies in the Wilmington area produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. According to data published by the Wilmington Chamber of Commerce, major employers in the area include General Electric, PPD, Inc., and Corning, Inc. The area also benefits from the presence of the University of North Carolina-Wilmington, which also a major employer for the market. Data obtained through SNL Financial LC projects population growth in the Wilmington MSA of 7.1% from 2017 to 2022.

In August 2015, we established a branch in the Greenville, South Carolina market. In addition, we operate in Greenville through a loan production office. Greer also has four banking locations in the Greenville market area. Greenville is located in the “Upstate” of South Carolina, which we believe represents a growing, business-friendly environment. Major industries in the Upstate include the automobile industry, which is concentrated primarily along the corridor between Greenville and Spartanburg around the BMW manufacturing facility in Greer, South Carolina. The Greenville Health System and Bon Secours St. Francis Health System represent the healthcare and pharmaceuticals industry in the area. The Upstate is also home to a large amount of private sector and university-based research including research and development facilities for Michelin, Fuji and General Electric and research centers to support the automotive, life sciences, plastics and photonics industries. The Upstate also benefits from being an academic center and is home to collegiate and university education facilities such as Clemson University, Furman University, Presbyterian College, University of South Carolina-Upstate, Anderson University, Lander University, Bob Jones University, Wofford College and Converse College, among others. Data obtained through SNL Financial LC projects population growth in the Greenville-Andersen-Mauldin MSA of 6.1% from 2017 to 2022.

Through our acquisition of Congaree in June 2016, we acquired two branches in the Columbia, South Carolina market. Columbia, the state capital and largest city in South Carolina, is located within Richland County in the center of the state between the Upstate region and the coastal cities of Charleston and Myrtle Beach. Columbia’s central location has contributed greatly to its commercial appeal and growth, and the city benefits from a diverse economy composed of advanced manufacturing, healthcare, technology, shared services, logistics, and energy. The largest employers in the Columbia market area include the U.S. Army’s Fort Jackson, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield, and Lexington Medical Center. Data obtained through SNL Financial LC projects population growth in the Columbia MSA of 5.7% from 2017 to 2022.

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

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions, such as SunTrust, Bank of America, Wells Fargo and BB&T.  These institutions offer some services, including extensive and established branch networks that we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

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

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval processes for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds the maximum senior officer’s lending authority, the loan request will be considered by the management loan committee, or MLC, which is comprised of five members, all of whom are part of the senior management team of the Bank. The MLC meets weekly to approve loans with total loan commitments exceeding $1.5 million. The loan authority of the MLC is equal to two-thirds of the legal lending limit of the Bank which is equivalent to the in-house loan limit. Total credit exposure above the in-house limit requires approval by the majority of the board of directors. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full Board of Directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2016, the maximum amount we could lend to one borrower is $27.0 million. However, our internal lending limit without board approval at December 31, 2016 is $20.2 million. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

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

These loans generally fall into one of two categories:

●	Residential Mortgage Loans and Home Equity Loans. We generally originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend to build their home. The options available depend on whether the borrower intends to begin building within 12 months of the lot purchase or at an undetermined future date. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 10 years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.

●	Commercial Real Estate. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed 80%. We also generally require that a borrower’s cash flow exceed 120% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

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

We attempt to reduce risk associated with construction and development loans by obtaining personal guarantees and by keeping the maximum loan-to-value ratio at or below 65%-80% of the lesser of cost or appraised value, depending on the project type. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow.

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

Our primary markets have provided limited opportunities for us to develop a commercial and industrial (“C&I”) loan portfolio. The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase nationally syndicated C&I loans to retain in the loan portfolio. These loans typically have terms of seven years and are tied to a floating rate index such as LIBOR or prime. To effectively manage this line of lending business, the Company hired an experienced senior lending executive with relevant experience to lead and manage this area of the loan portfolio and engaged a consulting firm that specializes in syndicated loans. The Company’s policy currently limits the syndicated loan portfolio not to exceed 75% of the Bank’s Tier 1 regulatory capital.

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

Correspondent Lending. Our mortgage banking operations are conducted mainly through the Bank’s wholesale mortgage origination subsidiary, Crescent Mortgage Company, which is headquartered in Atlanta, Georgia. These operations consist of the purchase of mortgage loans and table funded originations as well as the sale and servicing of a variety of residential mortgage loan products. Crescent Mortgage Company lends in 46 states and partners with over 2,000 community banks, credit unions, and quality mortgage brokers. Crescent Mortgage Company focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (“FHA”), Veterans Affairs (“VA”) and Rural Development standards (“RD”). Loans originated that meet FHA standards qualify for the FHA’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies.

Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) programs whereas loans that do not meet those standards are referred to as non-conforming residential real estate loans. In addition, Crescent Mortgage Company offers certain jumbo mortgage products which meet underwriting requirements of certain correspondent lenders. The Company’s strategy is to grow market share through superior service and competitive pricing and high quality mortgage products. Crescent Mortgage Company generally sells mortgages it acquires to a number of investors like FNMA and FHLMC or major banking correspondents.

Our mortgage banking profitability depends on maintaining sufficient volume of loan originations combined with maintaining a profitable margin upon ultimate sale. Changes in the level of interest rates, competition and the local economy affect the number of loans originated and the amount of loan sales and loan fees earned.

Loan Servicing. We retain the rights to service loans on a portion of loans we sell, and collect a servicing fee for loans we sell on the secondary market, as part of our mortgage banking activities. These rights are known as mortgage servicing rights, or MSRs, where the owner of the MSR acts on behalf of the mortgage loan owner and has the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions. These duties typically include, but are not limited to, performing loan administration, collection, and default activities, collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans, supervising foreclosures, and property dispositions. Crescent Mortgage Company uses a third party sub-servicer to perform the servicing duties and responsibilities for which we pay a fee.

Deposit Products

We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit.  Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas.  In addition, we offer certain retirement accounts. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our branch infrastructure will assist us in obtaining deposits from local customers in the future. Our retail deposits represented $1.1 billion, or 88.7% of total deposits at December 31, 2016.

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

Employees

As of March 10, 2017, we had 441 total employees, including 418 full-time employees.

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

Minimum Leverage and Risk-Based Capital Requirements. Under the Dodd-Frank Act, the Federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions. As a result, the Bank will be subject to at least the same capital requirements and must include the same components in regulatory capital.

Deposit Insurance Modifications. The Dodd-Frank Act modifies the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base equals our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Dodd-Frank Act also permanently raises the standard maximum insurance amount to $250,000.

Creation of New Governmental Authorities. The Dodd-Frank Act creates various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau, (the “CFPB”), an independent regulatory authority housed within the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

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

Basel Capital Standards

In December 2010, the Basel Committee on Banking Supervision, or BCBS, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which substantially revised the existing capital requirements for banking organizations. On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule applies to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. We collectively refer to these organizations herein as “covered” banking organizations. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2014 for advanced approaches banking organizations, and on January 1, 2015 for other covered banking organizations, including the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

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

In general, the rule has had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

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

As issued on December 10, 2013, the regulation treated collateralized debt obligations backed by trust preferred securities as covered funds and accordingly subject to divestiture. In an interim final rule issued on January 14, 2014, the agencies exempted collateralized debt obligations, or CDOs, issued before May 19, 2010, that were backed by trust preferred securities issued before the same date by a bank with total consolidated assets of less than $15 billion or by a mutual holding company, and that the bank holding the CDO interest had purchased before December 10, 2013, from the Volcker Rule prohibition. This exemption does not extend to CDOs backed by trust-preferred securities issued by an insurance company.

Carolina Financial Corporation

The Company owns 100% of the outstanding capital stock of the Bank, and therefore is required to be and is registered as a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHCA”). As a result, the Company is primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the BHCA and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, the Company also is subject to the South Carolina Banking and Branching Efficiency Act.

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

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

●	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
●	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a Common Equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.
●	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a Common Equity Tier 1 risk-based capital ratio of less than 4.5%, or (iv) has a leverage capital ratio of less than 4%.
●	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a Common Equity Tier 1 risk-based capital ratio of less than 3%, or (iv) has a leverage capital ratio of less than 3%.
●	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

If the applicable federal regulator determines, after notice and an opportunity for hearing, that the institution is in an unsafe or unsound condition, the regulator is authorized to reclassify the institution to the next lower capital

If the FDIC determines, after notice and an opportunity for hearing, that a bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

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

As of December 31, 2016, the Bank was deemed to be “well capitalized.”

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

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including its holding company, and on a bank’s investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of any affiliates of the bank. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

●	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

●	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

●	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

●	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

●	the Truth in Savings Act and Regulation DD, which requires depositary institutions to provide certain consumer disclosures.

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and money penalty sanctions against institutions that have not complied with these requirements.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. In December 2016, the Federal Open Market Committee raised the target range for the federal funds rate by 25 basis points and indicated the potential for further gradual increases in the federal funds rate depending on the economic outlook.

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

As an FDIC-insured bank, the Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. The Bank’s assessment rates are currently based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). Institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk. In addition, following the fourth consecutive quarter (and any applicable phase-in period) where an institution’s total consolidated assets equal or exceed $10 billion, the FDIC will use a performance score and a loss-severity score to calculate an initial assessment rate. In calculating these scores, the FDIC uses an institution’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

The FDIC’s deposit insurance fund is currently underfunded, and the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. Under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund is 1.35% of the estimated total amount of insured deposits. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In addition, FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2013 equaled 1.085 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base.

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

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits that could lead to a material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, which reflected the guidance previously issued in June 2010 by the bank regulators. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule has not yet been adopted.

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

Risks Related to Our Business

Our business may be adversely affected by economic conditions.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. While economic conditions in our local markets in South Carolina and North Carolina have improved since the end of the economic recession, economic growth has been slow and uneven, unemployment remains relatively high, and concerns still exist over the federal deficit, government spending, and economic risks. A return of recessionary conditions or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in December 2016 and indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

Our mortgage banking profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

Mortgage production, especially refinancing activity, typically declines in a rising interest rate environment. During 2009-2016, there was a period of historically low interest rates; however, the low interest rate environment likely will not continue indefinitely. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. As our level of mortgage production declines, the profitability from our mortgage operations will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

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

At December 31, 2016, the Company had 81 individual securities available-for-sale in an unrealized loss position. The Company believes, based on industry analyst reports and third-party OTTI evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in these securities, credit ratings and credit quality concerns. There are three additional trust preferred securities classified as available-for-sale securities that had OTTI expense recorded in prior years, but did not incur OTTI expense during fiscal 2016 2015, or 2014. Management believes that there are no other securities other-than-temporarily impaired at December 31, 2016. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

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

We calculate income taxes in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires the use of the asset and liability method. In accordance with this, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from reversals of deferred tax liabilities, potential utilization of net operating loss carrybacks, tax planning strategies and future taxable income. At December 31, 2016, our net deferred tax asset was $8.3 million. We recognized the deferred tax asset because management believes, based on earnings and detailed financial projections, that it is more likely than not that we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. There can be no assurance that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, this would require us to incur a charge to operations that would adversely affect our capital position.

At December 31, 2016, we had $8.3 million of allowable net deferred tax assets for regulatory capital purposes, which is the amount that is expected to be recovered based on a two-year net operating loss carryback and the next four quarters calculation. There is no assurance that we will be able to continue to recognize any, or all, of the deferred tax asset for regulatory capital purposes.

We may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

We act as servicer for approximately $2.2 billion of mortgage loans owned by third parties as of December 31, 2016. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination as servicer if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

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

As of December 31, 2016, we had approximately $445.4 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 37.1% of our total loans outstanding as of that date. Approximately 33.4%, or $148.9 million, of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2016, commercial business loans comprised 13.9% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

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

There are a number of items that could adversely affect the volumes and margin of the Company’s mortgage banking operations. These include, but are not limited to, the Federal Reserve’s monetary policy including its quantitative easing program, aggressively low rates, reduction in prices paid by the mortgage banking aggregators, aggressive competition, the housing market recovery, the status and financial condition of the FNMA and FHLMC, potential changes in FNMA and FHLMC lending guidelines and programs, proposed changes in the FHA lending requirements, extensive regulatory changes and liquidity. Should these factors significantly impact production of mortgages, it is likely that the Company’s earnings would be adversely affected.

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

As of December 31, 2016, Crescent Mortgage Company serviced approximately $2.2 billion of loans. At that date, our mortgage loan servicing rights were recorded as an asset with a carrying value of approximately $15.0 million. We expect that our loan servicing portfolio will increase in the future. If interest rates decline and the actual and expected mortgage loan prepayment rates increase or other factors that cause a reduction of the valuation of our mortgage servicing asset, the Company could incur an impairment of its mortgage loan servicing asset.

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

The Dodd-Frank Act imposes significant regulatory and compliance changes on banks and bank holding companies. The key effects of the Dodd-Frank Act on our business are:

●	changes to regulatory capital requirements;

●	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

●	creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the CFPB, which develops and enforces rules for bank and non-bank providers of consumer financial products);

●	potential limitations on federal preemption;

●	changes to deposit insurance assessments;

●	regulation of debit interchange fees we earn;

●	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

●	changes in regulation of consumer mortgage loan origination and risk retention.

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

The final Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could adversely affect our financial condition and operations.

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

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based Common Equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as additional Tier 1 capital and must be phased out over a period of nine years beginning in 2015. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the bank. Any such losses could have a material adverse effect on our financial condition and results of operations.

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

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyberattacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyberattacks.

As noted above, our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers’ devices may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyberattacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

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

Although our common stock is listed on the Nasdaq Global Market under the symbol “CARO,” the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main office is located at 288 Meeting Street, Charleston, South Carolina 29401-1575.  In addition, the Bank operates 29 additional branches located in South Carolina and southeastern coastal region of North Carolina.  The addresses of these offices are provided below. In addition to our main office and branches, we also operate Crescent Mortgage Company, which is headquartered in Atlanta, Georgia, and Carolina Services Corporation of Charleston, with Carolina Services Corporation’s operations conducted from our West Ashley location. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

	Office	Address	City, State, Zip	Lease/Own
1	Myrtle Beach Office	991 38th Avenue N.	Myrtle Beach, South Carolina 29577	Own
2	North Myrtle Beach Office	700 Main Street	North Myrtle Beach, South Carolina 29582	Land Lease
3	Conway Office	2069 Highway 501 East	Conway, South Carolina 29526	Land Lease
4	Garden City Office	2636 South Highway 17 Business	Garden City, South Carolina 29576	Own
5	Socastee Office	4506 Highway 707	Myrtle Beach, South Carolina 29588	Own
6	Meeting Street Office	288 Meeting Street	Charleston, South Carolina 29401-1575	Lease
7	West Ashley Office	884 Orleans Road	Charleston, South Carolina 29407-4937	Own
8	James Island Office	430 Folly Road	Charleston, South Carolina 29412-2641	Own
9	Summerville Office	200 North Cedar Street	Summerville, South Carolina 29483-6404	Own
10	Mount Pleasant Office	1492 Stuart Engals Blvd	Mt. Pleasant, South Carolina 29464	Own
11	North Charleston Office	8485 Dorchester Road	N. Charleston, South Carolina 29420-7307	Own
12	Litchfield/Pawleys Island Office	13021 Ocean Highway	Pawleys Island, South Carolina 29585	Own
13	St. George Office	5561 Memorial Boulevard	St. George, South Carolina 29477	Own
14	Cane Bay Office	1274 State Road, Suite 4C	Summerville, South Carolina 29483	Lease
15	Conway 16th Ave Office	1230 16th Avenue	Conway, South Carolina 29526	Lease
16	Little River Office	1180 Highway 17	Little River, South Carolina 29566	Own
17	Heath Springs Office	202 N. Main Steet	Heath Springs, South Carolina 29058	Own
18	Greenville Office	3695 E. North Street	Greenville, South Carolina 29615	Own
19	West Columbia Office	2023 Sunset Boulevard	West Columbia, South Carolina 29169	Lease
20	Cayce Office	1219 Knox Abbot Drive	Cayce, South Carolina 29033	Own
21	Whiteville Office	110 N J K Powell Blvd	Whiteville, North Carolina 28472	Own
22	Chadbourn Office	111 Strawberry Blvd	Chadbourn, North Carolina 28431	Own
23	Tabor City Office	105 Hickman Rd	Tabor City, North Carolina 28463	Lease
24	Elizabethtown Office	306 S. Poplar Street	Elizabethtown, North Carolina 28337	Own
25	Shallotte Office	200 Smith Avenue	Shallotte, North Carolina 28459	Own
26	Sunset Beach Office	7290-17 Beach Drive SW	Ocean Isle Beach, North Carolina 28469	Lease
27	Holden Beach Office	3178 Holden Beach Road SW	Supply, North Carolina 28462	Lease
28	Southport Supply Rd Office	4945 Southport-Supply Road	Southport, North Carolina 48461	Land Lease
29	Wilmington Downtown Office	115 N. 3rd Street	Wilmington, North Carolina 28401	Lease
30	Wilmington Oleander Office	4710 Oleander Drive	Wilmington, North Carolina 28401	Own
31	Crescent Mortgage Company	5901 Peachtree Dunwoody Road NE	Atlanta, Georgia 30328	Lease

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

As of March 10, 2017, there were approximately 1,175 stockholders of record of our common stock. Our common stock was listed on the NASDAQ Capital Market on July 1, 2014. The following table sets forth the high and low sales price information as reported by NASDAQ for each quarter of 2015 and 2016, and the dividends per share declared on our common stock in each quarter of 2015 and 2016. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2016
Quarter Ended December 31, 2016	$31.30	$21.82	$0.04
Quarter Ended September 30, 2016	22.59	18.17	0.03
Quarter Ended June 30, 2016	19.55	16.01	0.03
Quarter Ended March 31, 2016	18.85	15.26	0.03
2015
Quarter Ended December 31, 2015	$18.96	$14.49	$0.03
Quarter Ended September 30, 2015	17.44	12.57	0.03
Quarter Ended June 30, 2015	15.33	10.79	0.03
Quarter Ended March 31, 2015	12.08	10.83	0.03

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

		Period Ending
Index	07/01/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16
Carolina Financial Corp.	100.00	139.71	166.22	217.37	226.40	374.16
Nasdaq Composite Index	100.00	106.84	113.14	114.28	111.24	124.41
SNL Southeast Bank Index	100.00	108.82	109.91	107.12	92.61	142.20

The performance graph above compares the Company’s cumulative total return from July 1, 2014 through December 31, 2016 with the NASDAQ Composite and the SNL Southeast Bank Index, a banking industry performance index for the Southeastern United States. The Company was listed on the NASDAQ exchange on July 1, 2014. Returns are shown on a total return basis, assuming the reinvestment of dividends and a beginning stock index value of $100 per share. The value of the Company’s common stock as shown in the graph is based on published prices for the transactions in the Company’s stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	238,180	$8.69	371,345
Equity compensation plans not approved by security holders	—	—	—
Total	238,180	$8.69	371.345

Item 6. Selected Financial Data

	For The Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:	(In thousands)

Interest income	$60,914	49,604	37,656	32,948	35,356
Interest expense	8,753	6,604	5,602	5,718	7,513
Net interest income	52,161	43,000	32,054	27,230	27,843
Provision for loan losses	—	—	—	(860)	2,707
Net interest income after provision for loan losses	52,161	43,000	32,054	28,090	25,136
Noninterest income	29,297	27,679	21,148	44,086	53,524
Noninterest expense	56,040	49,199	41,443	45,972	51,387
Income before income taxes	25,418	21,480	11,759	26,204	27,273
Income tax expense	7,848	7,060	3,448	9,386	10,395
Net income	$17,570	14,420	8,311	16,818	16,878

	At December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:	(In thousands)

Total assets	$1,683,736	1,409,669	1,199,017	881,584	888,724
Interest-bearing cash	14,591	16,421	10,694	34,176	11,340
Securities available for sale	335,352	306,474	251,717	167,535	148,407
Securities held to maturity	—	17,053	25,544	24,554	9,166
Federal Home Loan Bank stock	11,072	9,919	5,405	4,103	6,413
Loans held for sale	31,569	41,774	40,912	36,897	144,849
Loans receivable, net	1,167,578	912,582	768,122	535,221	501,691
Allowance for loan losses	10,688	10,141	9,035	8,091	9,520
Deposits	1,258,260	1,031,528	964,190	697,581	653,247
Short-term borrowed funds	203,000	120,000	57,800	10,300	82,482
Long-term debt	38,465	103,465	61,740	74,540	64,840
Stockholders’ equity	163,190	139,859	93,700	82,227	67,514

	For The Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected Average Balances:

Total assets	$1,537,654	1,303,402	990,773	889,851	837,066
Loans receivable	1,035,115	827,787	613,144	509,455	495,889
Deposits	1,197,688	1,012,659	777,622	696,784	641,085
Stockholders’ equity	151,285	101,896	88,474	76,322	54,002

Performance Ratios:

Return on average equity	11.61%	14.15%	9.39%	22.04%	31.25%
Return on average assets	1.14%	1.11%	0.84%	1.89%	2.02%
Average earning assets to average total assets	93.56%	91.92%	91.43%	91.38%	92.29%
Average loans receivable to average deposits	86.43%	81.74%	78.85%	73.12%	77.35%
Average equity to average assets	9.84%	7.82%	8.93%	8.58%	6.45%
Net interest margin	3.63%	3.59%	3.54%	3.35%	3.60%
Net interest margin - tax equivalent (1)	3.71%	3.68%	3.62%	3.41%	3.61%
Net (recovery) charge-offs to average loans receivable	(0.05)%	(0.13)%	(0.15)%	0.11%	1.05%
Non-performing assets to total loans receivable	0.58%	0.72%	0.73%	3.24%	4.29%
Non-performing assets to total assets	0.40%	0.47%	0.47%	1.97%	2.42%
Non-performing loans to total loans	0.48%	0.47%	0.31%	2.04%	2.98%
Allowance for loan losses as a percentage of loans receivable (end of period) (2)	0.91%	1.10%	1.16%	1.49%	1.86%
Allowance for loan losses as a percentage of nonperforming loans	190.01%	235.73%	371.20%	73.03%	62.43%

	At or For The Years Ended December 31,
	2016	2015	2014	2013	2012
Per Share Data:

Book value (end of period)	$13.23	11.92	10.02	8.91	7.33
Basic earnings (loss)	1.45	1.51	0.89	1.83	1.83
Diluted earnings (loss)	1.42	1.48	0.87	1.77	1.83

Average common shares - basic	12,080,128	9,537,358	9,314,048	9,218,952	9,211,162
Average common shares - diluted	12,352,246	9,718,356	9,507,425	9,500,987	9,211,162

Note: Book value is calculated using outstanding common shares less unvested restricted shares.

(1)     The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

(2)     Included in loans receivable are approximately $119.4 million and $64.1 million in acquired loans at December 31, 2016 and 2015, respectively.

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

CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is a wholesale mortgage company that provides mortgage banking services in 46 states and partners with community banks, credit unions and mortgage brokers.

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

Executive Summary of Operating Results

The Company reported net income available to common stockholders of approximately $17.6 million, or $1.42 per diluted share, for the year ended December 31, 2016, compared to $14.4 million, or $1.48 per diluted share for the year ended December 31, 2015. Our 2016 results include pretax merger related expenses of $3.2 million. Return on average assets and return on average equity were 1.14% and 11.61%, respectively. The decrease in earnings per share year over year was primarily a result of the following:

•	Public offering completed in December 2015 where the Company issued 2,262,296 shares of its common stock for net proceeds of approximately $32.1 million;

•	Issuance of 508,910 shares of common stock in connection with the acquisition of Congaree Bancshares, Inc. (“Congaree”) during the second quarter of 2016; and

•	Merger related expenses of $3.2 million incurred for the year ended December 31, 2016 primarily as a result of the acquisition of Congaree

Operating earnings, which exclude certain non-operating income and expenses, for the year ended December 31, 2016 increased 34.7% to $20.2 million, or $1.64 per diluted share, from $15.0 million, or $1.54 per diluted share, for the year ended December 31, 2015. Operating return on average assets and return on average equity were 1.31% and 13.35%, respectively.

Total assets increased $274.1 million to $1.7 billion at December 31, 2016 compared to $1.4 billion at December 31, 2015. The largest components of our total assets are loans receivable, net and securities which were $1.2 billion and $335.4 million, respectively at December 31, 2016. Comparatively, our loans receivable and securities totaled $912.6 million and $323.5 million, respectively, at December 31, 2015. At December 31, 2016 loans held for sale were $31.6 million compared to $41.8 million as of December 31, 2015. The increase in assets from period to period is primarily attributable to the organic loan growth experienced as well as loans acquired in the acquisition of Congaree.

Asset quality remained steady, with nonperforming assets to total assets of 0.40% as of December 31, 2016 compared to 0.47% as of December 31, 2015. Nonperforming loans were $5.6 million as of December 31, 2016 as compared to $4.3 million at December 31, 2015.

The allowance for loan losses was $10.7 million, or 0.91% of total loans (1.05% of total non-acquired loans), at December 31, 2016, compared to $10.1 million, or 1.10% of total loans (1.18% of total non-acquired loans) at December 31, 2015. The Company experienced net recoveries of $547,000 during 2016 compared to net recoveries of $1.1 million during 2015. No provision expense was recorded during 2016 or 2015 due to the sustained low level of nonperforming assets (“NPAs”) as well as the net recoveries experienced.

Total deposits increased $226.7 million, or 22.0%, from December 31, 2015, to $1.3 billion at December 31, 2016 due primarily to organic growth in core deposits as well as deposits acquired in the Congaree acquisition. Core deposits increased $178.4 million during 2016 and comprised 60.6% of total deposits at December 31, 2016.

At December 31, 2016, the Bank’s capital ratios exceeded “well capitalized” levels under applicable law. Stockholders’ equity totaled $163.2 million as of December 31, 2016, compared to $139.9 million at December 31, 2015. The Company reported book value per common share of $13.23 and $11.92 as of December 31, 2016 and December 31, 2015, respectively. Tangible book value per common share was $12.59 and $11.66 as of December 31, 2016 and December 31, 2015, respectively.

Operating earnings and related per share measures, as well as core deposits, tangible common equity and tangible book value per common share are non-GAAP financial measures. For reconciliations to the most comparable GAAP measures, see “Non-GAAP Financial Measures” below.

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

Other-Than Temporary Impairment. The evaluation and recognition of other-than-temporary impairment, (“OTTI”), on certain investments including our private label mortgage-backed securities and trust preferred securities requires significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security. Under different conditions or utilizing different assumptions, the actual OTTI realized by us may be different from the actual amounts recognized in our consolidated financial statements. See Note 4 to the consolidated financial statements to within Item 8 “Financial Statements and Supplementary Data” for the disclosure of certain assumptions used in the financial statements during the years ended December 31, 2016 and 2015.

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

Income Taxes. Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available for sale securities, allowance for credit losses, write-downs of real estate acquired in settlement of loans, accumulated depreciation, net operating loss carry forwards, mortgage servicing rights and other intangible assets. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Company and the Bank. In addition, we evaluate the need for income tax reserves related to uncertain income tax positions but had no such reserves at December 31, 2016 or 2015.

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

Non-GAAP Financial Measures

Statements included in this management’s discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company’s management uses these non-GAAP financial measures, including: (i) operating earnings; (ii) operating earnings per common share (iii) operating return on average assets, (iv) operating return on average equity, (v) core deposits, and (vi) tangible book value to evaluate the Company’s financial performance and financial condition.

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

The following table presents a reconciliation of Non-GAAP performance measures for operating earnings and corresponding ratios:

Reconciliation of Non-GAAP Financial Measures

(Unaudited)

(In thousands, except share data)

	For the Twelve Months Ended
	December 31,
Operating Earnings:	2016	2015	2014
Income before income taxes	$25,418	21,480	11,759
Gain on sale of securities	(706)	(1,493)	(1,084)
Net loss on extinguishment of debt	1,868	1,251	58
Fair value adjustments on interest rate swaps	(590)	1,111	1,170
Merger related costs	3,245	—	—
Operating earnings before income taxes	29,235	22,349	11,903
Tax expense (1)	9,027	7,346	3,490
Operating earnings (Non-GAAP)	$20,208	15,003	8,413

Average equity	$151,346	101,896	88,474
Average assets	$1,537,654	1,303,402	990,773
Operating return on average assets (Non-GAAP)	1.31%	1.15%	0.85%
Operating return on average equity (Non-GAAP)	13.35%	14.72%	9.51%

Weighted average common shares outstanding:
Basic	12,080,128	9,537,358	9,314,048
Diluted	12,352,246	9,718,356	9,507,425
Operating earnings per common share:
Basic (Non-GAAP)	$1.67	1.57	0.90
Diluted (Non-GAAP)	$1.64	1.54	0.88

As Reported:
Income before income taxes	$25,418	21,480	11,759
Tax expense	7,848	7,060	3,448
Net Income	$17,570	14,420	8,311

Average equity	$151,346	101,896	88,474
Average assets	$1,537,654	1,303,402	990,773
Return on average assets	1.14%	1.11%	0.84%
Return on average equity	11.61%	14.15%	9.39%

Weighted average common shares outstanding:
Basic	12,080,128	9,537,358	9,314,048
Diluted	12,352,246	9,718,356	9,507,425
Earnings per common share:
Basic	$1.45	1.51	0.89
Diluted	$1.42	1.48	0.87

(1)     Tax expense is determined using the effective tax rate reflected in the accompanying income statement for the applicable reporting period.

The following table presents a reconciliation of Non-GAAP performance measures of core deposits and tangible book value per share.

Reconciliation of Non-GAAP Financial Measures

(Unaudited)

(In thousands, except share data)

	At December 31,
	2016	2015

Core deposits:
Noninterest-bearing demand accounts	$229,905	163,054
Interest-bearing demand accounts	191,851	158,581
Savings accounts	48,648	39,147
Money market accounts	292,639	223,906
Total core deposits (Non-GAAP)	763,043	584,688

Certificates of deposit:
Less than $250,000	467,937	428,067
$250,000 or more	27,280	18,773
Total certificates of deposit	495,217	446,840
Total deposits	$1,258,260	1,031,528

	At December 31,
	2016	2015

Tangible book value per share:
Total stockholders’ equity	$163,190	139,859
Less intangible assets	(7,924)	(2,961)
Tangible common equity (Non-GAAP)	$155,266	136,898

Issued and outstanding shares	12,548,328	12,023,557
Less nonvested restricted stock awards	(211,908)	(285,805)
Period end dilutive shares	12,336,420	11,737,752

Total stockholders equity	$163,190	139,859
Divided by period end dilutive shares	12,336,420	11,737,752
Common book value per share	$13.23	11.92

Tangible common equity (Non-GAAP)	$155,266	136,898
Divided by period end dilutive shares	12,336,420	11,737,752
Tangible common book value per share (Non-GAAP)	$12.59	11.66

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to the audited consolidated financial statements within Item 8 “Financial Statements and Supplementary Data.”

Results of Operations

Summary

2016 compared to 2015

The Company reported net income available to common stockholders of approximately $17.6 million, or $1.42 per diluted share, for the year ended December 31, 2016, compared to $14.4 million, or $1.48 per diluted share for the year ended December 31, 2015. Our 2016 results include pretax merger related expenses of $3.2 million. Operating earnings, which exclude certain non-operating income and expenses, for the year ended December 31, 2016 increased 34.7% to $20.2 million, or $1.64 per diluted share, from $15.0 million, or $1.54 per diluted share, for the year ended December 31, 2015. Operating earnings and related per share measures are non-GAAP financial measures. For a reconciliation to the most compared GAAP measure, see “Non-GAAP Financial Measures”.

2015 compared to 2014

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

2016 compared to 2015

For the years ended December 31, 2016 and 2015, our net interest income was $52.2 million and $43.0 million, respectively. The increase in net interest income is a result of the increase in average interest-earning assets balances. The increase in average earnings assets for the year ended December 31, 2016 is primarily the result of increased balances of loans receivable. Average loan balances increased $207.3 million, or 25.0%, from 2015 to 2016.

The growth in average loan balances was primarily the result of the following:

●	Congaree Acquisition – On June 11, 2016, the Company acquired approximately $74.6 million of loans, net of purchase accounting adjustments, as part of the acquisition of Congaree. As of December 31, 2016, loans acquired from Congaree totaled $70.1 million.

●	Residential mortgage – In addition to selling a portion of its production, the Company has retained a portion of the mortgage production. Due to the emphasis to grow the residential mortgage portfolio, gross loans receivable within the one-to-four family portfolio have increased $66.5 million since December 31, 2015. This growth includes $12.6 million in loans acquired in the acquisition of Congaree.

●	Commercial lending – The Company continues to expand its commercial lending team by hiring additional loan officers in its Charleston and Myrtle Beach markets of South Carolina. The Company also has opened a branch in the upstate of South Carolina, and two branches in Wilmington, North Carolina. As a result, gross loans receivable within commercial real estate increased $103.7 million since December 31, 2015. This growth includes $31.4 million in loans acquired in the acquisition of Congaree.

●	Syndicated loans – The Company’s primary markets are generally concentrated in real estate lending and have provided limited opportunities to develop a Commercial and Industrial (“C&I”) loan portfolio. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase C&I loans originated in other markets to retain in the loan portfolio. These loans typically have terms of seven years and generally are tied to a floating rate index such as LIBOR or prime. To effectively manage this line of lending business, the Company hired an experienced senior lending executive in 2014 with relevant experience to lead and manage this area of the loan portfolio and retained a consulting firm that specializes in syndicated loans. Syndicated loans have grown $7.9 million since December 31, 2015. As of December 31, 2016, the syndicated loan portfolio outstanding was $91.5 million and is grouped within commercial business loans. The Company’s policy currently limits the syndicated loan portfolio not to exceed 75% of the Bank’s Tier 1 regulatory capital. As of December 31, 2016, the Moody’s weighted average credit facility rating of the syndicated loan portfolio was Ba2, with no credit rated less than B2.

2015 compared to 2014

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

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the years ended December 31, 2016, 2015 and 2014. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net capitalized loan costs and fees amortized into interest income on loans.

	For The Years Ended December 31,
	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate	Balance	Earned	Rate	Balance	Earned	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$28,779	1,000	3.47%	38,536	1,472	3.82%	31,563	1,253	3.92%
Loans receivable (1)	1,035,115	50,137	4.84%	827,787	39,548	4.78%	613,144	30,064	4.90%
Interest-bearing cash	29,644	75	0.25%	14,362	36	0.25%	22,988	55	0.24%
Securities available for sale	327,516	9,057	2.73%	286,812	7,621	2.62%	206,977	5,199	2.51%
Securities held to maturity	7,089	217	3.06%	19,513	555	2.84%	24,314	884	3.64%
Federal Home Loan Bank stock	7,884	374	4.74%	7,684	328	4.27%	4,939	158	3.20%
Other investments	2,657	54	2.03%	3,448	44	1.28%	1,938	43	2.22%
Total interest-earning assets	1,438,684	60,914	4.23%	1,198,142	49,604	4.14%	905,863	37,656	4.16%
Non-earning assets	98,970			105,260			84,910

Total assets	$1,537,654			1,303,402			990,773

Interest-bearing liabilities:
Demand accounts	151,704	235	0.15%	163,982	199	0.12%	114,867	179	0.16%
Money market accounts	274,774	808	0.29%	235,283	457	0.19%	213,149	473	0.22%
Savings accounts	44,646	59	0.13%	38,303	50	0.13%	24,617	38	0.15%
Certificates of deposit	485,942	4,870	1.00%	395,131	3,661	0.93%	311,246	2,793	0.90%
Short-term borrowed funds	92,332	509	0.55%	113,968	331	0.29%	41,324	106	0.26%
Long-term debt	77,210	2,272	2.94%	57,380	1,906	3.32%	68,620	2,013	2.93%
Total interest-bearing liabilities	1,126,608	8,753	0.78%	1,004,047	6,604	0.66%	773,823	5,602	0.72%
Noninterest-bearing deposits	240,622			179,960			113,743
Other liabilities	19,139			17,499			14,733
Stockholders’ equity	151,285			101,896			88,474

Total liabilities and
Stockholders’ equity	$1,537,654			1,303,402			990,773

Net interest spread			3.45%			3.48%			3.44%
Net interest margin	3.63%			3.59%			3.54%

Net interest margin (tax equivalent) (2)	3.71%			3.68%			3.62%
Net interest income		52,161			43,000			32,054

(1) Average balances of loans include nonaccrual loans.

(2) The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

2016 compared to 2015

Our net interest margin was 3.63%, and 3.71% on a tax equivalent basis, for the twelve months ended December 31, 2016 compared to 3.59%, and 3.68% on a tax equivalent basis, for 2015. The increase in net interest margin during 2016 as compared to the prior year was driven primarily by an increase in yield on interest-earning assets due to a higher percentage of assets comprised of loans receivable as compared to the prior period. Average loans receivable comprised 71.9% of earnings assets for the year ended December 31, 2016 compared to 69.1% for the year ended December 31, 2015. Our average interest-earning assets increased by $240.5 million during 2016 and our interest income increased $11.3 million. As previously stated, the increase in interest income is primarily related to the increase in loans receivable.

Our interest expense increased $2.1 million during 2016 as compared to the year ended 2015 while our average interest-bearing liabilities increased $122.6 million. The increase in interest expense is primarily related to the organic growth in average balances of deposits as well as deposits acquired with the acquisition of Congaree. In addition, the Federal Reserve increased interest rates in December of 2015 which increased the rate paid on our short term borrowings for 2016.

Our net interest spread was 3.45% for the year ended December 31, 2016 as compared to 3.48% for the same period in 2015. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 12 basis point increase in rate on our interest-bearing liabilities offset by the 9 basis point increase on yield of interest-earning assets, resulted in a 3 basis point decrease in our net interest spread for the 2016 period.

2015 compared to 2014

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

	For The Years Ended December 31,
	2016 vs. 2015				2015 vs. 2014
	Increase (decrease)			Net	Increase (decrease)			Net
	due to		Rate/	Dollar	due to		Rate/	Dollar
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
	(In thousands)
Loans held for sale	$(339)	(99)	(34)	(472)	$266	(58)	11	219
Loans receivable, net	10,042	684	(137)	10,589	10,255	(1,040)	269	9,484
Interest-bearing cash	39	1	—	40	(22)	2	1	(19)
Securities available for sale	1,126	354	(44)	1,436	2,121	417	(116)	2,422
Securities held to maturity	(380)	15	27	(338)	(137)	(154)	(38)	(329)
FHLB stock	9	37	(1)	45	117	82	(29)	170
Other investments	(16)	20	6	10	19	(33)	15	1
Interest income	10,481	1,012	(183)	11,310	12,619	(784)	113	11,948

Demand accounts	$(19)	51	4	36	$60	(57)	17	20
Money market accounts	116	274	(39)	351	43	(65)	6	(16)
Savings accounts	8	1	—	9	18	(9)	3	12
Certificates of deposit	910	368	(69)	1,209	777	115	(24)	868
Short-term borrowed funds	(119)	241	56	178	211	39	(25)	225
Long-term debt	584	(293)	75	366	(373)	223	43	(107)
Interest expense	1,480	642	27	2,149	736	246	20	1,002
Net interest income				9,161				10,946

Provision for Loan Loss

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our Statements of Operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

Following is a summary of the activity in the allowance for loan losses during the years ended December 31, 2016, 2015 and 2014.

	For the Years
	Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$10,141	9,035	8,091
Provision for loan losses	—	—	—
Loan charge-offs	(264)	(1,230)	(363)
Loan recoveries	811	2,336	1,307
Balance, end of period	$10,688	10,141	9,035

2016 compared to 2015

The allowance for loan losses was $10.7 million, or 0.91% of total loans (1.05% of total non-acquired loans), at December 31, 2016, compared to $10.1 million, or 1.10% of total loans (1.18% of total non-acquired loans) at December 31, 2015. The Company experienced net recoveries of $547,000 during 2016 compared to net recoveries of $1.1 million during 2015. Asset quality remained steady, with nonperforming assets to total assets of 0.40% as of December 31, 2016 compared to 0.47% as of December 31, 2015. No provision expense was recorded during 2016 or 2015 due to the sustained low level of NPAs as well as the net recoveries experienced.

2015 compared to 2014

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

Provision expense is recorded based on our assessment of general loan loss risk as well as asset quality. The allowance for loan losses is management’s estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. Management determines the allowance based on an ongoing evaluation. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. For further discussion regarding the calculation of the allowance, see the “Allowance for Loan Losses”.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2016, 2015, and 2014, noninterest income comprised 32.4%, 35.8% and 36.0%, respectively, of total interest and noninterest income. The major components of noninterest income for the Company are listed below:

	For the Years
	Ended December 31,
	2016	2015	2014
	(In thousands)
Noninterest income:
Mortgage banking income	$17,226	17,417	11,908
Deposit service charges	3,688	3,496	2,065
Net loss on extinguishment of debt	(1,868)	(1,251)	(58)
Net gain on sale of securities	706	1,493	1,084
Fair value adjustments on interest rate swaps	590	(1,111)	(1,170)
Net gain on sale of servicing assets	—	—	775
Net increase in cash value life insurance	902	726	731
Mortgage loan servicing income	5,748	5,313	5,077
Other	2,305	1,596	736
Total noninterest income	$29,297	27,679	21,148

2016 compared to 2015

Noninterest income increased $1.6 million to $29.3 million for the year ended December 31, 2016 compared to $27.7 million for the year ended December 31, 2015.

The following table provides a break out of mortgage banking income from our retail mortgage team “Community banking” and Crescent Mortgage Company “Wholesale mortgage banking”. Mortgage banking income consists primarily of gain on sale of loans and related fees as well as fair value changes in derivatives related to the mortgage company.

	For the Year Ended December 31,
	Loan Originations		Mortgage Banking Income		Margin
	2016	2015	2016	2015	2016	2015
Additional segment information:
Community banking	$97,062	73,591	2,063	1,656	2.13%	2.25%
Wholesale mortgage banking	875,360	986,650	15,163	15,761	1.73%	1.60%
Total mortgage banking income	$972,422	1,060,241	17,226	17,417	1.77%	1.64%

Originations for 2016 were comprised of approximately 67% in purchase transactions and 33% in refinance transactions. This compares to 65% originations from purchase transactions and 35% from refinance transactions for 2015.

Deposit service charge income increased $192,000 to $3.7 million for the year ended December 31, 2016 from $3.5 million for the year ended December 31, 2015. The slight increase in deposit service charge income is a result of the increase in deposits acquired with the acquisition of Congaree as well as the Company’s sustained efforts to grow checking accounts.

For the year ended December 31, 2016, the Company incurred a $1.9 million loss on extinguishment of debt primarily as a result of the prepayment of a FHLB borrowing. During the fourth quarter of 2016, the Company repaid a $20.0 million advance with a 4% fixed interest rate and a remaining term of approximately 4.1 years. The Company also incurred a loss on extinguishment of debt of $1.3 million for the year ended December 31, 2015.

During the year ended December 31, 2016, the Company recognized net gains on sale of available-for-sale securities of $706,000 compared to gains on sale of securities during year ended December 31, 2015 of $1.5 million.

The fair value adjustment on interest rate swaps increased noninterest income by $590,000 for the year ended December 31, 2016 compared to a reduction of noninterest income of $1.1 million for the year ended December 31, 2015. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The Company uses standalone interest rate swaps to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches.

Other noninterest income increased $708,000 to $2.3 million for the year ended December 31, 2016 compared to $1.6 million for the year ended December 31, 2015. The increase in other non-interest income is primarily related to in an increase in debit card and ATM surcharge income resulting from the increase in checking accounts from organic growth and acquisitions.

2015 compared to 2014

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

	For the Twelve Months Ended December 31,
	Loan Originations		Mortgage Banking Income		Margin
	2015	2014	2015	2014	2015	2014
Additional segment information:
Community banking	$73,591	33,654	1,656	761	2.25%	2.26%
Wholesale mortgage banking	986,650	948,550	15,761	11,147	1.60%	1.18%
Total mortgage banking income	$1,060,241	982,204	17,417	11,908	1.64%	1.21%

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

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Years
	Ended December 31,
	2016	2015	2014
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$31,475	28,629	23,308
Occupancy and equipment	7,942	7,228	4,858
Marketing and public relations	1,428	1,434	1,251
FDIC insurance	702	698	581
Recovery of mortgage loan repurchase losses	(1,000)	(1,000)	(750)
Legal expense	306	407	438
Other real estate (income) expense, net	(20)	138	638
Mortgage subservicing expense	1,857	1,634	1,392
Amortization of mortgage servicing rights	2,312	1,986	1,795
Merger related expenses	3,245	—	—
Other	7,793	8,045	7,932
Total noninterest expense	$56,040	49,199	41,443

2016 compared to 2015

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased $6.8 million to $56.0 million for the year ended December 31, 2016 compared to $49.2 million for the year ended December 31, 2015. The increase in noninterest expense for 2016 compared to the prior periods is primarily a result of the increase in salaries and employee benefits paid as well as merger related expenses incurred as a result of the acquisition of Congaree.

Salaries and employee benefits increased $2.8 million to $31.5 million for the year ended December 31, 2016 compared to $28.6 million for the year ended December 31, 2015. Occupancy and equipment increased $714,000 to $7.9 million for the year ended December 31, 2016 compared to $7.2 million for the year ended December 31, 2015.

The increase in salaries and employee benefits as well as occupancy and equipment from year to year are primarily a result of the personnel and occupancy costs associated with the acquisition of Congaree. In addition, the Company opened two branches in the Wilmington market during 2016.

Merger related expenses totaled $3.2 million for the year ended December 31, 2016 and were primarily related with the acquisition of Congaree during the second quarter of 2016. There were no merger related expenses recorded during 2015.

Offsetting the increase in noninterest expense was a decline in expenses associated with other real estate as well as a negative provision for mortgage loan repurchase losses. Other real estate expenses, net declined as a result of the reduction in other real estate balances and write-downs in 2016 compared to 2015. The negative provision for mortgage loan repurchase losses is the result of continued low repurchase request as well as a change a change in the regulatory framework concerning repurchase requests. For further discussion regarding the provision for mortgage loan repurchase losses, see the “Reserve For Mortgage Repurchase Losses”.

2015 compared to 2014

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

The increase in salaries and employee benefits as well as occupancy and equipment from year to year are primarily a result of the personnel and occupancy costs associated with the acquisition of branches completed during the fourth quarter of 2014. The company added approximately 72 employees and 13 branches during 2014 as a result of this acquisition. The expense associated with the acquisition of branches were reflective all of 2015. In addition, the Company opened three branches and two loan production offices during 2014 and a full service branch in the upstate of South Carolina during 2015.

Offsetting the increase in noninterest expense was a decline in expenses associated with other real estate as well as a negative provision for mortgage loan repurchase losses. Other real estate expenses, net declined as a result of the reduction in other real estate balances and write-downs in 2015 compared to 2014. Other real estate balances were $2.4 million and $3.2 million as of December 31, 2015 and 2014, respectively. The Company was not required to write down other real estate owned during 2015 compared to write downs of $526,000 during 2014. The negative provision for mortgage loan repurchase losses is the result of continued low repurchase request as well as a change a change in the regulatory framework concerning repurchase requests. For further discussion regarding the provision for mortgage loan repurchase losses, see the “Reserve For Mortgage Repurchase Losses”.

The increase in other noninterest expense primarily relates to general costs associated with the branches acquired during 2014 as well as the amortization of the core deposit intangible which was reflective for all of 2015.

Income Tax Expense

2016 compared to 2015

Our effective tax rate decreased to 30.9% for the year ended December 31, 2016 compared to 32.9% for the year ended December 31, 2015. In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company early adopted the new guidance in the second quarter of 2016. As a result, the Company’s income tax expense was reduced by $454,000 for the year ended December 31, 2016.

2015 compared to 2014

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

At December 31, 2016, the $335.4 million in our investment securities portfolio, excluding FHLB stock and other investments, represented approximately 19.9% of our assets. Our available-for-sale investment portfolio primarily included US agency securities, municipal securities, mortgage-backed securities (agency and non-agency), collateralized loan obligations and trust preferred securities with a fair value of $335.4 million and an amortized cost of $338.2 million for an unrealized loss of $2.9 million.

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

During the second quarter of 2016, the Company tainted its securities held-to-maturity portfolio as a result of a change in the intent to hold the securities until maturity to provide opportunities to maximize its asset utilization. As a result, approximately $17.0 million in securities were moved to available-for-sale and resulted in an increase to accumulated other comprehensive income of $655,000.

The amortized costs and the fair value of our investments are as follows:

	At December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$92,792	93,212	60,603	62,475	43,119	44,717
US government agencies	3,438	3,386	7,015	7,096	4,770	4,748
Collateralized loan obligations	76,202	76,249	38,957	38,758	25,883	25,872
Corporate securities	474	491	—	—	—	—
Mortgage-backed securities:
Agency	90,477	90,986	112,608	113,855	122,727	125,542
Non-agency	63,628	63,864	75,415	75,536	49,936	50,838
Total mortgage-backed securities	154,105	154,850	188,023	189,391	172,663	176,380
Trust preferred securities	11,203	7,164	11,374	8,754	—	—
Total securities available-for-sale	$338,214	335,352	305,972	306,474	246,435	251,717

Securities held-to-maturity:
Municipal securities	$—	—	17,053	17,965	16,787	17,652
Trust preferred securities	—	—	—	—	8,757	9,733
Total securities held-to- maturity	$—	—	17,053	17,965	25,544	27,385

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

	At December 31, 2016
	Less than 12 Months		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale:
Municipal securities	$—	—	428	2.14%	13,256	2.30%	79,528	3.19%	93,212	3.06%
US government agencies	—	—	—	—	3,386	1.19%	—	—	3,386	2.74%
Collateralized loan obligations	—	—	—	—	21,931	2.79%	54,318	2.99%	76,249	2.94%
Corporate securities	—	—	—	—	491	2.80%	—	—	491	2.80%
Mortgage-backed securities:
Agency	—	—	—	—	10,852	2.70%	80,134	2.27%	90,986	2.30%
Non-agency	—	—	178	3.02%	—	—	63,686	3.50%	63,864	3.50%
Total mortgage-backed securities	—	—	178	3.76%	10,852	3.08%	143,820	2.90%	154,850	2.81%
Trust preferred securities	—	—	—	—	—	—	7,164	2.95%	7,164	2.95%
Total securities available-for-sale	$—	—	606	2.40%	49,916	2.54%	284,830	2.95%	335,352	2.89%

For disclosures related to the Company’s evaluation of securities for OTTI, see Note 4 “Securities” within Item 8. “Financial Statements and Supplementary Data.”

Non-marketable investments are comprised of the following and are recorded at cost which approximates fair value since no readily available market exists for these securities.

	At December 31,
	2016	2015
	(In thousands)
Community Reinvestment Act fund	$1,303	1,295
Investment in Statutory Business Trusts	465	465
Total other investments	1,768	1,760

Federal Home Loan Bank stock	11,072	9,919
Non-marketable investments	$12,840	11,679

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Before allowance for loan losses, loans outstanding at December 31, 2016 and 2015 were $1.2 billion and $922.7 million, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of December 31, 2016, our loan portfolio included $1.0 billion, or 85.6%, of total loans secured by real estate. As of December 31, 2015, our loan portfolio included $801.2 million, or 86.8%, of total loans secured by real estate. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. The Bank’s primary markets are generally concentrated in real estate lending. In order to diversify our lending portfolio, the Bank began a syndicated loan program during 2014. Syndicated loan balances were $91.5 and $83.1 million as of December 31, 2016 and 2015, respectively, and are grouped within commercial business loans in the table below.

As shown in the table below, loans excluding the allowance for loan losses, increased $255.5 million to $1.2 billion at December 31, 2016 from $922.7 million at December 31, 2015. The increase in loans receivable primarily relates to the Bank’s focus on growing residential mortgage, commercial lending, and syndicated loans as well as the loans acquired in the acquisition of Congaree. See additional discussion regarding the increase in loans during 2016 in “Results of Operations – Net Interest Income and Margin”.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At December 31,
	2016		2015		2014
		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$411,399	34.91%	344,928	37.38%	253,364	32.59%
Home equity	36,026	3.06%	23,256	2.52%	27,399	3.53%
Commercial real estate	445,344	37.80%	341,658	37.03%	317,162	40.81%
Construction and development	115,682	9.82%	91,362	9.90%	91,531	11.78%
Consumer loans	5,714	0.48%	5,179	0.56%	5,650	0.73%
Commercial business loans	164,101	13.93%	116,340	12.61%	82,051	10.56%
Total gross loans receivable	1,178,266	100.00%	922,723	100.00%	777,157	100.00%
Less:
Allowance for loan losses	10,688		10,141		9,035
Total loans receivable, net	$1,167,578		912,582		768,122

	At December 31,
	2013		2012
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$183,638	33.80%	146,266	28.61%
Home equity	23,342	4.30%	30,710	6.01%
Commercial real estate	247,867	45.62%	236,230	46.21%
Construction and development	60,104	11.06%	63,475	12.42%
Consumer loans	2,815	0.52%	3,501	0.68%
Commercial business loans	25,546	4.70%	31,029	6.07%
Total gross loans receivable	543,312	100.00%	511,211	100.00%
Less:
Allowance for loan losses	8,091		9,520
Total loans receivable, net	$535,221		501,691

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At December 31, 2016
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$17,827	56,110	337,462	411,399
Home equity	7,096	3,623	25,307	36,026
Commercial real estate	47,854	307,728	89,762	445,344
Construction and development	26,484	74,170	15,028	115,682
Consumer loans	1,246	3,674	794	5,714
Commercial business loans	12,870	92,068	59,163	164,101
Total gross loans receivable	$113,377	537,373	527,516	1,178,266

Loans maturing - after one year:
Variable rate loans				$398,560
Fixed rate loans				666,329
				$1,064,889

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2016 and 2015, we had no loans 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$1,227	1,136	58	7,641	10,733
Nonaccrual loans-other	4,398	3,166	2,376	3,438	4,515
Accruing loans 90 days or more delinquent	—	—	—	—	—
Real estate acquired through foreclosure, net	1,179	2,374	3,239	6,273	6,284
Total Non-Performing Assets	$6,804	6,676	5,673	17,352	21,532

Problem Assets not included in Non-Performing Assets-Accruing renegotiated loans outstanding	$5,216	13,212	14,251	16,367	17,195

At December 31, 2016, nonperforming assets were $6.8 million, or 0.40% of total assets, and nonperforming loans were $5.6 million, or 0.48% of gross loans. Comparatively, at December 31, 2015, nonperforming assets were $6.7 million, or 0.47% of total assets, and nonperforming loans were $4.3 million, or 0.47% of gross loans. Nonaccrual loans increased slightly to $5.6 million at December 31, 2016 from $4.3 million at December 31, 2015.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $5.2 million, or 0.44% of total gross loans at December 31, 2016, compared to $13.2 million, or 1.43% of gross loans at December 31, 2015. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans for fiscal 2016 and 2015 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

There are two methods to account for acquired loans as part of a business combination. Acquired loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds in accordance with ASC 310-30. All other acquired loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value in accordance with ASC 310-20. To date, all loans acquired in business combinations have been accounted for under ASC 310-20.

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

The allowance for loan losses was $10.7 million, or 0.91% of total loans (1.05% of total non-acquired loans), at December 31, 2016, compared to $10.1 million, or 1.10% of total loans (1.18% of total non-acquired loans) at December 31, 2015. The Company experienced net recoveries of $547,000 during 2016 compared to net recoveries of $1.1 million during 2015. Asset quality remained steady, with nonperforming assets to total assets of 0.40% as of December 31, 2016 compared to 0.47% at December 31, 2015. No provision expense was recorded during 2016 or 2015 due to the sustained low level of NPAs as well as the net recoveries experienced.

Loans acquired in business combinations totaled $119.4 million and $64.1 million at December 31, 2016 and 2015, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk as discussed above.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2016.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$10,141	9,035	8,091	9,520	12,039
Provision for loan losses	—	—	—	(860)	2,707
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(84)	(1,050)	(80)	(168)	(2,680)
Home equity	—	—	—	(28)	(319)
Commercial real estate	—	—	(28)	(269)	(1,432)
Construction and development	—	(90)	(172)	(765)	(1,506)
Consumer loans	(53)	(20)	(24)	(35)	(84)
Commercial business loans	(127)	(70)	(59)	(410)	(1,169)
Total loan charge-offs	(264)	(1,230)	(363)	(1,675)	(7,190)
Loan recoveries:
Loans secured by real estate:
One-to-four family	464	576	158	438	375
Home equity	—	150	—	1	—
Commercial real estate	—	350	100	126	231
Construction and development	76	479	457	110	740
Consumer loans	24	38	71	53	172
Commercial business loans	247	743	521	378	446
Total loan recoveries	811	2,336	1,307	1,106	1,964
Net loan recoveries (charge-offs)	547	1,106	944	(569)	(5,226)
Balance, end of period	$10,688	10,141	9,035	8,091	9,520

Allowance for loan losses as a percentage of loans receivable (end of period)	0.91%	1.10%	1.16%	1.49%	1.86%
Net (recoveries) charge-offs to average loans receivable	(0.05)%	(0.13)%	(0.15)%	0.11%	1.05%

The following table summarizes an allocation of the allowance for loan losses and the related percentage of loans outstanding in each category for the five years ended December 31, 2016.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loans receivable:
One-to-four family	$2,636	34.91%	2,903	37.23%	2,888	32.48%	2,472	33.81%	3,193	28.62%
Home equity	197	3.06%	151	2.52%	221	3.54%	231	4.30%	276	6.01%
Commercial real estate	3,344	37.80%	3,402	37.10%	3,283	40.85%	2,855	45.61%	3,315	46.20%
Construction and development	1,132	9.82%	1,138	9.94%	1,069	11.82%	1,418	11.06%	1,792	12.42%
Consumer loans	80	0.48%	27	0.56%	30	0.73%	42	0.52%	82	0.68%
Commercial business loans	2,805	13.93%	2,100	12.65%	1,430	10.58%	339	4.70%	862	6.07%

Unallocated	494	—	420	—	114	—	734	—	—	—
Total	$10,688	100.00%	10,141	100.00%	9,035	100.00%	8,091	100.00%	9,520	100.00%

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

Loan Servicing

We retain the rights to service loans we sell on the secondary market, as part of our mortgage banking activities, for which we receive service fee income. These rights are known as mortgage servicing rights (“MSRs”) where the owner of the MSR acts on behalf of the mortgage loan owner and has the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions. These duties typically include, but are not limited, to performing loan administration, collection, and default activities, including the collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures and property dispositions. We subservice the duties and responsibilities obligated to the owner of the MSR to a third party provider for which we pay a fee.

At December 31, 2016, the Company was servicing $2.2 billion of loans for others, a slight increase from $2.0 billion at December 31, 2015.

We recognize the rights to service mortgage loans for others as an asset. We initially record the MSR at fair value and subsequently account for the asset at lower of cost or market using the amortization method. Servicing assets are amortized in proportion to, and over the period of, the estimated net servicing income and are carried at amortized cost. A valuation is performed by an independent third party on a quarterly basis to assess the servicing assets for impairment based on the fair value at each reporting date. The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees. This valuation is performed on a disaggregated basis, based on loan type and year of production. Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase). As discussed in detail in notes to the consolidated financial statements, we use an appropriate weighted average constant prepayment rate, discount rate, and other defined assumptions to model the respective cash flows and determine the fair value of the servicing asset at each reporting date. See Note 9 to the consolidated financial statements for further detail regarding the assumptions used in determining the economic estimated fair value of the mortgage servicing rights retained.

In aggregate, the net servicing asset had a balance of $15.0 million and $11.4 million at December 31, 2016 and 2015, respectively. The economic estimated fair value of the mortgage servicing rights was $21.0 million and $17.6 million at December 31, 2016 and 2015, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the years ended December 31, 2016 and 2015 respectively:

	December 31,
	2016	2015
	(In thousands)
MSR beginning balance	$11,433	10,181
Amount capitalized	5,911	3,238
Amount sold	—	—
Amount amortized	(2,312)	(1,986)
MSR ending balance	$15,032	11,433

Losses on Mortgage Loans Previously Sold

Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within 30 days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. An estimation of mortgage repurchase losses is reviewed on a quarterly basis. The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an early payment default (“EPD”). In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

The following table demonstrates the activity for the mortgage repurchase reserve for the years ended December 31, 2016, 2015, and 2014:

	December 31,
	2016	2015	2014
	(In thousands)
Beginning Balance	$3,876	4,999	6,109
Losses paid	(21)	(165)	(389)
Recoveries	25	42	29
Recovery of mortgage repurchase losses	(1,000)	(1,000)	(750)
Ending balance	$2,880	3,876	4,999

The Company recorded a negative provision for mortgage repurchases losses of $1.0 million for the years ended December 31, 2016 and 2015. For the years ended December 31, 2014, the Company recorded a negative provision for mortgage repurchase losses of $750,000.

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

Deposits and Other Interest-Bearing Liabilities

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At December 31, 2016, deposits totaled $1.3 billion, an increase of $226.7 million from deposits of $1.0 billion at December 31, 2015. The increase in deposits is a result of the Company’s continued efforts to organically grow our retail branches as well as the acquired deposits associated with the acquisition with Congaree. As of December 31, 2016, the deposits associated with the Congaree acquisition totaled $83.2 million.

The Company established a deposit relationship with its mortgage subservicing provider whereby the subservicer deposited impound funds. As of December 31, 2016 and 2015, impound funds were $21.8 million and $22.8 million, respectively. These funds are included in interest-bearing demand accounts within deposits.

Our retail deposits represented $1.1 billion, or 88.7% of total deposits at December 31, 2016, while our out-of-market, or brokered deposits and institutional certificate of deposits, represented $142.6 million, or 11.3% of our total deposits. At December 31, 2015, retail deposits represented $882.9 million, or 85.6% of total deposits at December 31, 2015, while our out-of-market, or brokered deposits and institutional certificate of deposits, represented $148.6 million, or 14.4% of our total deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Years Ended December 31,
	2016		2015		2014
		Average		Average		Average
	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$151,704	0.15%	163,982	0.12%	114,867	0.16%
Money market accounts	274,774	0.29%	235,283	0.19%	213,149	0.22%
Savings accounts	44,646	0.13%	38,303	0.13%	24,617	0.15%
Certificates of deposit less than $100,000	266,808	0.92%	236,461	0.89%	211,128	0.91%
Certificates of deposit of $100,000 or more	219,134	1.10%	158,670	0.98%	100,118	0.87%
Total interest-bearing average deposits	957,066	0.62%	832,699	0.52%	663,879	0.52%

Noninterest-bearing deposits	240,622		179,960		113,743
Total average deposits	$1,197,688		1,012,659		777,622

The maturity distribution of our time deposits of $100,000 or more is as follows:

	At December 31,
	2016	2015
	(In thousands)

Three months or less	$29,031	33,787
Over three through six months	15,523	31,895
Over six through twelve months	57,539	37,609
Over twelve months	124,327	88,028
Total certificates of deposits	$226,420	191,319

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the years ended December 31, 2016, 2015, and 2014, and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum	Average for the
	Ending	Period End	Month End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the year ended December 31, 2016	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$203,000	0.49%-1.20%	203,000	92,332	0.55%

Long-term borrowed funds
Long-term FHLB advances, due 2018 through 2019	23,000	1.11%-1.32%	88,000	61,745	2.70%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	4.00%	5,155	5,155	4.00%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.93%	10,310	10,310	3.81%

			Maximum	Average for the
	Ending	Period End	Month End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the year ended December 31, 2015	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$120,000	0.28%-0.64%	147,500	113,840	0.29%
Subordinated debenture, due 2016	—	—	300	125	2.71%
Other short-term borrowings	—	—	—	3	0.73%
Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	88,000	0.35%-4.00%	88,000	41,276	3.26%
Subordinated debentures, due 2017 through 2020	—	0.00%	1,275	639	2.54%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%	5,155	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.38%	10,310	10,310	3.38%

			Maximum	Average for the
	Ending	Period End	Month End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the year ended December 31, 2014	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$57,500	0.19%-0.56%	110,500	40,887	0.24%
Subordinated debenture, due 2015	300	2.68%	300	300	2.02%
Other short-term borrowings	—	0.00%	10,000	137	0.75%

Long-term borrowed funds
Long-term FHLB advances, due 2015 through 2021	45,000	1.20%-4.00%	57,500	51,694	2.83%
Subordinated debentures, due 2016 through 2020	1,275	2.68%	1,575	1,461	2.87%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%	5,155	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.28%	10,310	10,310	3.33%

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

Lines of credit with the FHLB are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At December 31, 2016 the Company had FHLB advances of $226.0 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $119.0 million. In addition, at December 31, 2016, the Company has pledged securities with a fair value of $10.7 million for these advances.

Lines of credit with the Federal Reserve Bank of Richmond (“FRB”) are based on collateral pledged. The Company has pledged approximately $269.5 million of certain non-mortgage commercial, acquisition and development, and lot loan portfolios under blanket lien agreements to the FRB. At December 31, 2016, the Company had lines available with the FRB for $159.0 million. At December 31, 2016 and 2015, the Company had no FRB advances outstanding.

Capital Resources

The Company and the Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions that if undertaken could have a direct material effect on the Company’s and the Bank’s financial statements.

Effective January 2, 2015, the Company and Bank became subject to the regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. Under the new capital guidelines, applicable regulatory capital components consist of (1) common equity Tier 1 capital (common stock, including related surplus, and retained earnings, plus limited amounts of minority interest in the form of common stock, net of goodwill and other intangibles (other than mortgage servicing assets), deferred tax assets arising from net operating loss and tax credit carry forwards above certain levels, mortgage servicing rights above certain levels, gain on sale of securitization exposures and certain investments in the capital of unconsolidated financial institutions, and adjusted by unrealized gains or losses on cash flow hedges and accumulated other comprehensive income items (subject to the ability of a non-advanced approaches institution to make a one-time irrevocable election to exclude from regulatory capital most components of AOCI), (2) additional Tier 1 capital (qualifying non-cumulative perpetual preferred stock, including related surplus, plus qualifying Tier 1 minority interest and, in the case of holding companies with less than $15 billion in consolidated assets at December 31, 2009, certain grandfathered trust preferred securities and cumulative perpetual preferred stock in limited amounts, net of mortgage servicing rights, deferred tax assets related to temporary timing differences, and certain investments in financial institutions) and (3) Tier 2 capital (the allowance for loan and lease losses in an amount not exceeding 1.25% of standardized risk-weighted assets, plus qualifying preferred stock, qualifying subordinated debt and qualifying total capital minority interest, net of Tier 2 investments in financial institutions). Total Tier 1 capital, plus Tier 2 capital, constitutes total risk-based capital.

The required minimum ratios are as follows:

•	Common equity Tier 1 capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%

•	Tier 1 Capital Ratio (Tier 1 capital to total risk-weighted assets) of 6%

•	Total capital ratio (total capital to total risk-weighted assets) of 8%; and

•	Leverage ratio (Tier 1 capital to average total consolidated assets) of 4%

The new capital guidelines also provide that all covered banking organizations must maintain a new capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in of the capital conservation buffer requirement began on January 1, 2016.

The final regulatory capital rules also incorporate these changes in regulatory capital into the prompt corrective action framework, under which the thresholds for “adequately capitalized” banking organizations are equal to the new minimum capital requirements. Under this framework, in order to be considered “well capitalized”, insured depository institutions are required to maintain a Tier 1 leverage ratio of 5%, a common equity Tier 1 risk-based capital measure of 6.5%, a Tier 1 risked-based capital ratio of 8% and a total risk-based capital ratio of 10%.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at December 31, 2016 and 2015 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2016
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$157,876	12.87%	62,859	5.125%	85,857	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	172,876	14.09%	81,257	6.625%	104,254	8.500%	N/A	N/A
Total capital (to risk weighted assets)	183,564	14.97%	105,788	8.625%	128,785	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	172,876	10.49%	65,911	4.000%	65,911	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	169,222	13.81%	62,811	5.125%	85,791	7.000%	79,663	6.50%
Tier 1 capital (to risk weighted assets)	169,222	13.81%	81,195	6.625%	104,174	8.500%	98,046	8.00%
Total capital (to risk weighted assets)	179,910	14.68%	105,706	8.625%	128,686	10.500%	122,558	10.00%
Tier 1 capital (to total average assets)	169,222	10.30%	65,701	4.000%	65,701	4.000%	82,126	5.00%

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$138,213	13.97%	44,527	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	153,213	15.48%	59,370	6.00%	N/A	N/A
Total capital (to risk weighted assets)	163,353	16.51%	79,160	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	153,213	11.23%	54,557	4.00%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	139,025	14.08%	44,442	4.50%	64,194	6.50%
Tier 1 capital (to risk weighted assets)	139,025	14.08%	59,256	6.00%	79,008	8.00%
Total capital (to risk weighted assets)	149,165	15.10%	79,008	8.00%	98,760	10.00%
Tier 1 capital (to total average assets)	139,025	10.21%	54,466	4.00%	68,082	5.00%

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2016, 2015, and 2014.

	For the Years Ended December 31,
	2016	2015	2014

Return on average assets	1.14%	1.11%	0.84%
Return on average equity	11.61%	14.15%	9.39%
Average equity to average assets ratio	9.84%	7.82%	8.93%

The following table provides the amount of dividends and payout ratios (dividends declared divided by net income) for the years ended December 31, 2016, 2015, and 2014.

	For the Years Ended December 31,
	2016	2015	2014

Shareholder dividends declared	$1,616,000	$1,142,000	$855,000
Dividend payout ratios	9.20%	7.92%	10.29%

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

At December 31, 2016, we had issued commitments to extend credit of approximately $111.4 million through various types of lending arrangements. There were 33 standby letters of credit included in the commitments for $2.2 million. Fixed rate commitments were $19.5 million and variable rate commitments were $94.2 million.

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

Market Risk Management and Interest Rate Risk

The effective management of market risk is essential to achieving the Company’s objectives. As a financial institution, the Company’s most significant market risk exposure is interest rate risk. The primary objective of managing interest rate risk is to minimize the effect that changes in interest rates have on net income. This is accomplished through active asset and liability management, which requires the strategic pricing of asset and liability accounts and management of appropriate maturity mixes of assets and liabilities. The expected result of these strategies is the development of appropriate maturity and re-pricing opportunities in those accounts to produce consistent net income during periods of changing interest rates. The Bank’s asset/liability management committee (“ALCO”) monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios. The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or re-pricing opportunities of interest-earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate volume and mix of interest-earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The ALCO meets regularly to review the Company’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards. The Board of Directors also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity.

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

As of December 31, 2016, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Downward movements do not appear to be applicable due to the low interest rate environment experienced during 2015 and 2016. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest Rate Scenario		Annualized Hypothetical Percentage
Change	Prime Rate	Change in Net Interest Income
0.00%	3.50%	0.00%
1.00%	4.50%	-0.30%
2.00%	5.50%	-0.70%
3.00%	6.50%	-1.60%
4.00%	7.50%	-3.00%

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

The derivative positions of the Company at December 31, 2016 and 2015 are as follows:

	At December 31,
	2016		2015
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$421	30,000	180	30,000
Non-hedging derivatives:
Interest rate swaps	532	20,000	—	—
Mortgage loan interest rate lock commitments	1,113	117,439	1,246	143,318
Mortgage loan forward sales commitments	153	94,001	340	31,513
Mortgage-backed securities forward sales commitments	—	—	179	105,014
Total derivative assets	$2,219	261,440	1,945	309,845

Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	$195	10,000	306	10,000
Mortgage-backed securities forward sales commitments	147	22,784	—	—
Total derivative liabilities	$342	32,784	306	10,000

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

As of December 31, 2016, the Company had two outstanding interest rate derivatives with a notional value of $30.0 million that were designated as cash flow hedges of interest rate risk with a weighted average remaining term of 8.84 years.

In the event that the forecasted transaction was no longer be probable, the Company would recognize a gain of $421,000 directly into earnings, the current fair value, as of December 31, 2016.

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2016. Operating lease obligations of $6.6 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 14 of the audited consolidated financial statements.

		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Advances from FHLB	$226,000	203,000	23,000	—	—
Interest rate swap - cash flow hedge derivative	30,000	—	—	—	30,000
Interest rate swap - non-hedging derivative	30,000	—	—	25,000	5,000
Subordinated debentures issued to
Carolina Financial Capital Trust I, due 2032	5,155	—	—	—	5,155
Subordinated debentures issued to
Carolina Financial Capital Trust II, due 2034	10,310	—	—	—	10,310
Operating lease obligations	6,589	1,207	2,164	1,418	1,800
Total	$308,054	204,207	25,164	26,418	52,265

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Carolina Financial Corporation

Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Carolina Financial Corporation and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting under PCAOB standards. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting under PCAOB standards. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Financial Corporation and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina

March 10, 2017

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2016	2015
ASSETS	(In thousands)
Cash and due from banks	$9,761	10,206
Interest-bearing cash	14,591	16,421
Cash and cash equivalents	24,352	26,627
Securities available-for-sale (cost of $338,214 at December 31, 2016 and $305,972 at December 31, 2015)	335,352	306,474
Securities held-to-maturity (fair value of $0 at December 31, 2016 and $17,965 at December 31, 2015)	—	17,053
Federal Home Loan Bank stock, at cost	11,072	9,919
Other investments	1,768	1,760
Derivative assets	2,219	1,945
Loans held for sale	31,569	41,774
Loans receivable, net of allowance for loan losses of $10,688 at December 31, 2016 and $10,141 at December 31, 2015	1,167,578	912,582
Premises and equipment, net	37,054	32,562
Accrued interest receivable	5,373	4,333
Real estate acquired through foreclosure, net	1,179	2,374
Deferred tax assets, net	8,341	5,273
Mortgage servicing rights	15,032	11,433
Cash value life insurance	28,984	28,082
Core deposit intangible	3,658	2,961
Goodwill	4,266	—
Other assets	5,939	4,517
Total assets	$1,683,736	1,409,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$229,905	163,054
Interest-bearing deposits	1,028,355	868,474
Total deposits	1,258,260	1,031,528
Short-term borrowed funds	203,000	120,000
Long-term debt	38,465	103,465
Derivative liabilities	342	306
Drafts outstanding	6,223	2,154
Advances from borrowers for insurance and taxes	1,058	641
Accrued interest payable	327	333
Reserve for mortgage repurchase losses	2,880	3,876
Dividends payable to stockholders	502	361
Accrued expenses and other liabilities	9,489	7,146
Total liabilities	1,520,546	1,269,810
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 authorized at December 31, 2016 and December 31, 2015; no shares issued or outstanding	—	—
Common stock, par value $.01; 25,000,000 and 15,000,000 shares authorized at December 31, 2016 and December 31, 2015, respectively; 12,548,328 and 12,023,557 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	125	120
Additional paid-in capital	66,156	56,418
Retained earnings	98,451	82,859
Accumulated other comprehensive (loss) income	(1,542)	462
Total stockholders’ equity	163,190	139,859
Total liabilities and stockholders’ equity	$1,683,736	1,409,669

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2016	2015	2014
	(In thousands, except share data)
Interest income
Loans	$51,137	41,020	31,317
Investment securities	9,274	8,176	6,083
Dividends from Federal Home Loan Bank stock	374	328	158
Federal Funds sold	5	—	—
Other interest income	124	80	98
Total interest income	60,914	49,604	37,656
Interest expense
Deposits	5,972	4,367	3,483
Short-term borrowed funds	509	331	106
Long-term debt	2,272	1,906	2,013
Total interest expense	8,753	6,604	5,602
Net interest income	52,161	43,000	32,054
Provision for loan losses	—	—	—
Net interest income after provision for loan losses	52,161	43,000	32,054
Noninterest income
Mortgage banking income	17,226	17,417	11,908
Deposit service charges	3,688	3,496	2,065
Net loss on extinguishment of debt	(1,868)	(1,251)	(58)
Net gain on sale of securities	706	1,493	1,084
Fair value adjustments on interest rate swaps	590	(1,111)	(1,170)
Net gain on sale of servicing assets	—	—	775
Net increase in cash value life insurance	902	726	731
Mortgage loan servicing income	5,748	5,313	5,077
Other	2,305	1,596	736
Total noninterest income	29,297	27,679	21,148
Noninterest expense
Salaries and employee benefits	31,475	28,629	23,308
Occupancy and equipment	7,942	7,228	4,858
Marketing and public relations	1,428	1,434	1,251
FDIC insurance	702	698	581
Recovery of mortgage loan repurchase losses	(1,000)	(1,000)	(750)
Legal expense	306	407	438
Other real estate (income) expense, net	(20)	138	638
Mortgage subservicing expense	1,857	1,634	1,392
Amortization of mortgage servicing rights	2,312	1,986	1,795
Merger related expenses	3,245	—	—
Other	7,793	8,045	7,932
Total noninterest expense	56,040	49,199	41,443
Income before income taxes	25,418	21,480	11,759
Income tax expense	7,848	7,060	3,448
Net income	$17,570	14,420	8,311
Earnings per common share:
Basic	$1.45	1.51	0.89
Diluted	$1.42	1.48	0.87
Average common shares outstanding:
Basic	12,080,128	9,537,358	9,314,048
Diluted	12,352,246	9,718,356	9,507,425

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years
	Ended December 31,
	2016	2015	2014
	(In thousands)

Net income	$17,570	14,420	8,311

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(3,681)	(939)	5,828
Tax effect	1,322	338	(2,101)

Reclassification adjustment for gains included in earnings	(706)	(1,493)	(1,084)
Tax effect	252	537	390

Unrealized gains on interest rate swaps designated as cash flow hedges	241	180	—
Tax effect	(87)	(65)	—

Transfer from held-to-maturity to available for sale securities	1,023	1,604	—
Tax effect	(368)	(580)	—

Accretion of unrealized losses on held-to-maturity securities previously recognized in other comprehensive income	—	151	198
Tax effect	—	(55)	(72)

Other comprehensive income (loss), net of tax	(2,004)	(322)	3,159

Comprehensive income	$15,566	14,098	11,470

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)
Balance, December 31, 2013	9,636,490	$96	22,337	62,169	(2,375)	82,227
Stock awards	69,225	1	64	—	—	65
Stock options exercised	11,328	—	50	—	—	50
Excess tax benefit in connection with equity awards	—	—	126	—	—	126
Stock-based compensation expense, net	—	—	617	—	—	617
Net income	—	—	—	8,311	—	8,311
Dividends declared to stockholders	—	—	—	(855)	—	(855)
Other comprehensive income, net of tax	—	—	—	—	3,159	3,159
Balance, December 31, 2014	9,717,043	$97	23,194	69,625	784	93,700
Issuance of common stock, net of offering expenses	2,262,296	23	32,133	—	—	32,156
Stock awards	37,491	—	—	—	—	—
Vested stock awards surrendered in cashless exercise	(7,289)	—	(42)	(44)	—	(86)
Stock options exercised	14,016	—	70	—	—	70
Excess tax benefit in connection with equity awards	—	—	189	—	—	189
Stock-based compensation expense, net	—	—	874	—	—	874
Net income	—	—	—	14,420	—	14,420
Dividends declared to stockholders	—	—	—	(1,142)	—	(1,142)
Other comprehensive income, net of tax	—	—	—	—	(322)	(322)
Balance, December 31, 2015	12,023,557	120	56,418	82,859	462	139,859
Stock awards	39,056	—	—	—	—	—
Vested stock awards surrendered in cashless exercise	(26,555)	—	(120)	(362)	—	(482)
Stock options exercised	3,360	—	27	—	—	27
Stock issued - Congaree Bancshares, Inc. merger	508,910	5	8,545	—	—	8,550
Excess tax benefit in connection with equity awards	—	—	15	—	—	15
Stock-based compensation expense, net	—	—	1,271	—	—	1,271
Net income	—	—	—	17,570	—	17,570
Dividends declared to stockholders	—	—	—	(1,616)	—	(1,616)
Other comprehensive loss, net of tax	—	—	—	—	(2,004)	(2,004)
Balance, December 31, 2016	12,548,328	$125	66,156	98,451	(1,542)	163,190

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$17,570	14,420	8,311
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned discount/premiums on investments, net	3,039	3,416	2,802
Accretion of deferred loan fees	(674)	(955)	(550)
Accretion of acquired loans	(814)	—	—
Amortization of core deposit intangibles	407	343	47
Gain on sale of available-for-sale securities, net	(706)	(1,493)	(1,084)
Mortgage banking income	(17,226)	(17,417)	(11,908)
Originations of loans held for sale	(972,422)	(1,060,241)	(982,204)
Proceeds from sale of loans held for sale	999,853	1,076,796	990,097
Loss on extinquishment of debt	1,868	1,251	58
Recovery of mortgage loan repurchase losses	(1,000)	(1,000)	(750)
Mortgage loan losses paid, net of recoveries	4	(123)	(360)
Fair value adjustments on interest rate swaps	(590)	1,111	1,170
Stock-based compensation	1,271	874	617
Increase in cash surrender value of bank owned life insurance	(902)	(726)	(731)
Depreciation	1,972	1,778	1,229
(Gain) loss on disposals of premises and equipment	(1)	11	8
Gain on sale of real estate acquired through foreclosure	(88)	(10)	(91)
Write-down of real estate acquired through foreclosure	15	—	526
Gain on sale of servicing assets	—	—	(775)
Originations of mortgage servicing assets	(5,911)	(3,238)	(1,868)
Amortization of mortgage servicing assets	2,312	1,986	1,795
(Increase) decrease in:
Accrued interest receivable	(754)	(705)	(668)
Other assets	(937)	109	464
Increase (decrease) in:
Accrued interest payable	(28)	21	1
Dividends payable to stockholders	141	118	243
Accrued expenses and other liabilities	2,365	(5,224)	4,116
Cash flows provided by operating activities	28,764	11,102	10,495

Continued

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years
	Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(165,510)	(207,316)	(193,577)
Maturities, payments and calls	57,909	52,906	37,782
Proceeds from sales	99,113	105,840	74,901
Activity in held-to-maturity securities:
Purchases	—	(497)	(1,487)
Maturities, payments and calls	—	199	536
Increase in other investments	(29)	(973)	(419)
Increase in Federal Home Loan Bank stock	(804)	(4,514)	(1,302)
Increase in loans receivable, net	(180,077)	(144,812)	(163,846)
Proceeds from the sale of servicing assets	—	—	1,575
Purchase of premises and equipment	(3,714)	(3,329)	(4,017)
Proceeds from disposals of premises and equipment	1	34	—
Proceeds from sale of real estate acquired through foreclosure	3,898	2,182	4,060
Purchase of bank owned life insurance	(25)	(6,025)	—
Distribution of bank owned life insurance	—	175	—
Net cash received for acquisitions	3,668	—	131,135
Cash flows used in investing activities	(185,570)	(206,130)	(114,659)

Cash flows from financing activities:
Net increase in deposit accounts	137,407	67,338	51,488
Net increase in Federal Home Loan Bank advances	13,632	104,249	34,942
Principal repayment of subordinated debt	—	(1,575)	(300)
Net increase (decrease) in drafts outstanding	4,069	(1,166)	617
Net increase in advances from borrowers for insurance and taxes	417	28	329
Cash dividends paid on common stock	(1,475)	(781)	(606)
Proceeds from issuance of common stock	—	32,156	—
Net increase in excess tax benefit in connection with equity awards	454	189	126
Proceeds from exercise of stock options	27	70	50
Cash flows provided by financing activities	154,531	200,508	86,646
Net (decrease) increase in cash and cash equivalents	(2,275)	5,480	(17,518)
Cash and cash equivalents, beginning of year	26,627	21,147	38,665
Cash and cash equivalents, end of year	$24,352	26,627	21,147

Supplemental disclosure
Cash paid for:
Interest on deposits and borrowed funds	$8,759	6,583	5,601
Income taxes paid, net of refunds	7,101	7,160	3,553

Transfer of loans receivable to real estate acquired through foreclosure	2,630	1,307	1,461
Transfer of held-to-maturity securities to available-for-sale securities	16,955	12,652	—

Acquisitions:
Assets acquired	$104,221	—	—
Liabilities assumed	92,203	—	—
Net assets	12,018	—	—

Goodwill and fair value acquisition adjustments	4,266	—	—

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

At December 31, 2016 and 2015, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15,000,000. The principal assets of the Trusts are $15,465,000 of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

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

On January 18, 2017, the Company declared a quarterly cash dividend of $0.04 per share payable on its common stock. The cash dividend will be payable on April 7, 2017 to stockholders of record as of March 17, 2017.

On January 25, 2017, Carolina Financial Corporation closed a public offering of 1,807,143 shares of its common stock with net proceeds of approximately $47.7 million after deducting underwriting discounts, commissions and estimated offering expenses incurred by the Company.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and due from banks and interest-bearing cash with banks. Substantially all of the interest-bearing cash at December 31, 2016 and 2015 consists of Federal Reserve Bank of Richmond (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) overnight deposits. Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. The Bank is required to maintain average balances on hand or with the FRB. There were no reserve requirements at December 31, 2016 or December 31, 2015.

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

Goodwill and Core Deposit Intangible

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is not amortized but instead is subject to review for impairment annually, or more frequently if deemed necessary. Also in connection with business combinations, the Company records core deposit intangibles, representing the value of the acquired core deposit base. Core deposit intangibles are amortized over their estimated useful lives ranging up to 10 years.

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

Guarantees

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, under the contractual terms of the agreement, if the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2016 and 2015, the Company had recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.

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

Interest and penalties on income tax uncertainties are classified within income tax expense in the statement of operations. There were no significant interest and penalties paid on income tax uncertainties during 2016 or 2015.

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

The following table presents activity in the reserve for mortgage loan repurchase losses:

	December 31,
	2016	2015	2014
	(In thousands)
Beginning Balance	$3,876	4,999	6,109
Losses paid	(21)	(165)	(389)
Recoveries	25	42	29
Recovery of mortgage repurchase losses	(1,000)	(1,000)	(750)
Ending balance	$2,880	3,876	4,999

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

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The amendments did not have a material effect on the financial statements

In September 2015, the FASB amended the Business Combinations topic of the Accounting Standards Codification to simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted for financial statements that have not been issued. All entities are required to apply the amendments prospectively to adjustments to provisional amounts that occur after the effective date. The Company does not expect these amendments to have a material effect on its financial statements.

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

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the ASC to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2016, the FASB amended the Income Taxes topic of the ASC to modify the accounting for intra-entity transfers of assets other than inventory. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2016, the FASB amended the Consolidation topic of the ASC to revise the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments will be effective for the Company for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2016, the FASB amended the Statement of Cash Flows topic of the ASC to clarify how restricted cash is presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2016, the FASB issued amendments to clarify the ASC, correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (December 14, 2016) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

The Congaree acquisition was accounted for under the acquisition method of accounting. The assets and liabilities of Congaree have been recorded at their estimated fair values and added to those of the Company for periods following the merger date. The Company may refine its valuations of acquired Congaree assets and liabilities for up to one year following the merger date. As of December 31, 2016, there have been no measurement period adjustments recognized during the reporting period.

The Company acquired $104.2 million in assets at fair value, including $74.6 million in loans, $9.4 million in investment securities, and $1.5 million in real estate acquired through foreclosure. The Company also assumed $92.2 million of liabilities at fair value, including $89.3 million of total deposits with a core deposit intangible asset recorded of $1.1 million.

There are two methods to account for acquired loans as part of a business combination. Acquired loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds in accordance with FASB ASC 310-30. All other acquired loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value in accordance with ASC 310-20. All loans acquired as part of the transaction were accounted for under ASC 310-20, as a practical expedient, due to the immaterial balances of accruing substandard and nonaccrual loans as of the acquisition date. Nonaccrual and accruing substandard loans acquired totaled $204,000 and $423,000, respectively, as of June 11, 2016.

Supplemental Pro Forma Information

The table below presents supplemental pro forma information as if the Congaree acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2014. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $3.0 million for year ended December 31, 2016, are included in the Company’s Consolidated Statements of Operations and are not included in the pro forma statements below. Net interest income and net income recorded from the merger date to December 31, 2016 was $2.7 million and $1.4 million, respectively.

	For the Year Ended December 31,
	2016	2015	2014

Net interest income	$54,679	$48,092	$37,100
Net income (a)	$20,185	$15,554	$10,412

Weighted average shares outstanding (b):
Basic	12,844,191	10,046,733	9,823,423
Diluted	13,116,309	10,227,731	10,016,800

Earnings per common share:
Basic	$1.57	$1.55	$1.06
Diluted	$1.54	$1.52	$1.04

(a)	Supplemental pro forma net income includes the impact of certain fair value adjustments. In addition, preferred shares were assumed to have been repaid; therefore no preferred dividends were assumed to have been paid. Supplemental pro forma net income does not include assumptions on cost saves or impact of merger related expenses.

(b)	Weighted average shares outstanding include the full effect of the common stock issued in connection with the Congaree acquisition as of the earliest reporting date.

On November 8, 2016, we announced the signing of a definitive agreement pursuant to which Carolina Financial Corporation will acquire Greer Bancshares Incorporated (“Greer”) in a cash and stock transaction with a total value as of the date of announcement of approximately $45.1 million. Subject to the terms and conditions of the agreement, each share of Greer common stock will be converted into the right to receive one of the following: (i) $18.00 in cash, (ii) 0.782 shares of Company common stock, or (iii) a combination of cash and Company common stock, subject to the limitation that, excluding any shares held by Greer shareholders who exercise their dissenters’ rights, the total merger consideration shall be prorated to 10% cash consideration and 90% stock consideration. The transaction is anticipated to close by the end of the first quarter of 2017, subject to customary closing conditions. As of December 31, 2016, Greer had total assets of $378.4 million, total loans held for investment of $208.7 million and total deposits of $295.1 million.

NOTE 3 - CORE DEPOSIT INTANGIBLES

In connection with business combinations, the Company records core deposit intangibles, representing the value of the acquired core deposit base. As of December 31, 2016 and 2015, core deposit intangible was $3.7 million and $3.0 million, respectively. Core deposit intangibles are amortized straight line ranging up to ten years.

Amortization expense (in thousands) for core deposit intangible is expected to be as follows.

Year 1	453
Year 2	453
Year 3	453
Year 4	453
Year 5	432
Thereafter	1,414
3,658

Amortization expense of $407,000, $343,000, and $47,000 related to the core deposit intangible was recognized in 2016, 2015, and 2014, respectively.

NOTE 4 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments securities available-for-sale and held-to-maturity at December 31, 2016 and 2015 follows:

	At December 31,
	2016				2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$92,792	1,475	(1,055)	93,212	60,603	1,885	(13)	62,475
US government agencies	3,438	—	(52)	3,386	7,015	81	—	7,096
Collateralized loan obligations	76,202	138	(91)	76,249	38,957	8	(207)	38,758
Corporate securities	474	17	—	491	—	—	—	—
Mortgage-backed securities:
Agency	90,477	995	(486)	90,986	112,608	1,370	(123)	113,855
Non-agency	63,628	424	(188)	63,864	75,415	580	(459)	75,536
Total mortgage-backed securities	154,105	1,419	(674)	154,850	188,023	1,950	(582)	189,391
Trust preferred securities	11,203	545	(4,584)	7,164	11,374	1,145	(3,765)	8,754
Total	$338,214	3,594	(6,456)	335,352	305,972	5,069	(4,567)	306,474

Securities held-to-maturity:
Municipal securities	$—	—	—	—	17,053	912	—	17,965

During the second quarter of 2016, the Company tainted its securities held-to-maturity portfolio as a result of a change in the intent to hold these securities until maturity to provide opportunities to maximize its asset utilization. As a result, the securities were moved to available-for-sale resulting in an increase to accumulated other comprehensive income of $655,000.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2016 follows:

	2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
One to five years	$597	606
Six to ten years	50,355	49,916
After ten years	287,262	284,830
Total	$338,214	335,352

The contractual maturity dates of the securities were used for this table. No estimates were made to anticipate principal repayments.

Sales of investment securities available-for-sale for the years ended December 31, 2016 and 2015 are as follows.

	For the Years
	Ended December 31,
	2016	2015
	(In thousands)
Proceeds	$99,113	105,840

Realized gains	1,003	1,639
Realized losses	(297)	(146)
Total investment securities gains, net	$706	1,493

At December 31, 2016, the Company has pledged $10.7 million of securities for FHLB advances.

At December 31, 2016, the Company has pledged $19.1 million of securities to secure public agency funds.

The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 are as follows:

	At December 31, 2016
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$40,479	39,424	(1,055)	—	—	—	40,479	39,424	(1,055)
US government agencies	$3,438	3,386	(52)	—	—	—	3,438	3,386	(52)
Collateralized loan obligations	16,792	16,748	(44)	8,500	8,453	(47)	25,292	25,201	(91)
Mortgage-backed securities:
Agency	33,323	32,960	(363)	10,125	10,002	(123)	43,448	42,962	(486)
Non-agency	9,357	9,240	(117)	8,801	8,730	(71)	18,158	17,970	(188)
Total mortgage-backed securities	42,680	42,200	(480)	18,926	18,732	(194)	61,606	60,932	(674)
Trust preferred securities	1,362	1,112	(250)	8,667	4,333	(4,334)	10,029	5,445	(4,584)
Total	$104,751	102,870	(1,881)	36,093	31,518	(4,575)	140,844	134,388	(6,456)

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

As of December 31, 2016, trust preferred securities had an amortized cost of $11.2 million and a fair value of $7.2 million. For each trust preferred security, impairment testing is performed on a quarterly basis using a detailed cash flow analysis.

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

As of December 31, 2016, $0.8 million of the pooled trust preferred securities were investment grade and $6.4 million were below investment grade. As of December 31, 2015, $0.8 million of the pooled trust preferred securities were investment grade and $8.0 million were below investment grade. In terms of risk-based capital calculation, the Company allocates additional risk-based capital to the below investment grade securities.

At December 31, 2016 and 2015, the Company had 81 and 45, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, mortgage-backed securities (agency and non-agency), and trust preferred securities summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows as needed, and determined that no OTTI expense was necessary during 2016, 2015, or 2014.

Management believes that there are no additional securities other-than-temporarily impaired at December 31, 2016. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

The following table presents detail of non-marketable investments at December 31, 2016 and 2015.

	At December 31,
	2016	2015
	(In thousands)
Community Reinvestment Act fund	$1,303	1,295
Investment in Statutory Business Trusts	465	465
Total other investments	1,768	1,760

Federal Home Loan Bank stock	11,072	9,919
Non-marketable investments	$12,840	11,679

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

The derivative positions of the Company at December 31, 2016 and December 31, 2015 are as follows:

	At December 31,
	2016		2015
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$421	30,000	180	30,000
Non-hedging derivatives:
Interest rate swaps	532	20,000	—	—
Mortgage loan interest rate lock commitments	1,113	117,439	1,246	143,318
Mortgage loan forward sales commitments	153	94,001	340	31,513
Mortgage-backed securities forward sales commitments	—	—	179	105,014
Total derivative assets	$2,219	261,440	1,945	309,845

Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	$195	10,000	306	10,000
Mortgage-backed securities forward sales commitments	147	22,784	—	—
Total derivative liabilities	$342	32,784	306	10,000

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

Interest Rate Swaps

The Company enters into interest rate swaps that do not meet the hedge accounting requirements and are recorded at fair value as a derivative asset or liability. Interest rate swaps that are not designated as hedges are primarily used to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches. Fair value changes are recognized in noninterest income as “fair value adjustment on interest rate swaps”. As of December 31, 2016, the Company had four outstanding stand-alone interest rate derivatives with a notional value of $30.0 million and a weighted average remaining term of 4.68 years.

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

As of December 31, 2016, the Company had two outstanding interest rate derivatives with a notional value of $30.0 million that were designated as cash flow hedges of interest rate risk with a weighted average remaining term of 8.84 years.

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

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval processes for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds the maximum senior officer’s lending authority, the loan request will be considered by the management loan committee, or MLC, which is comprised of five members, all of whom are part of the senior management team of the Bank. The MLC meets weekly to approve loans with total loan commitments exceeding $1.5 million. The loan authority of the MLC is equal to two-thirds of the legal lending limit of the Bank which is equivalent to the in-house loan limit. Total credit exposure above the in-house limit requires approval by the majority of the board of directors. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full Board of Directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

The following is a description of the risk characteristics of the material loan portfolio segments:

Residential Mortgage Loans and Home Equity Loans. We generally originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend to build their home. The options available depend on whether the borrower intends to begin building within 12 months of the lot purchase or at an undetermined future date. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 10 years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity

Commercial Real Estate. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed 80%. We also generally require that a borrower’s cash flow exceed 120% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

Real Estate Construction and Development Loans. We offer fixed and adjustable rate residential and commercial construction loan financing to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. We believe that construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property. We attempt to reduce risk associated with construction and development loans by obtaining personal guarantees and by keeping the maximum loan-to-value ratio at or below 65%-80% of the lesser of cost or appraised value, depending on the project type. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow.

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

Our primary markets have provided limited opportunities for us to develop a commercial and industrial loan portfolio. The Company’s primary markets are generally concentrated in real estate lending. However, in order to diverse our lending portfolio, the Company began a syndicated loan program in 2014 to purchase nationally syndicated commercial and industrial loans. These loans typically have terms of seven years and are generally tied to a floating rate index such as LIBOR or prime. To effectively manage this line of business, The Company hired an experienced senior lending executive with relevant experience to lead and manage this are of the loan portfolio. In addition, the Company engaged a consulting firm that specializes in syndicated loans to assist in monitoring an performance analytics. As of December 31, 2016, there were approximately $91.5 million in syndicated loans outstanding. Syndicated loans are grouped within commercial business loans below.

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

Loans receivable, net at December 31, 2016 and 2015 are summarized by category as follows:

	At December 31,
	2016		2015
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$411,399	34.91%	344,928	37.38%
Home equity	36,026	3.06%	23,256	2.52%
Commercial real estate	445,344	37.80%	341,658	37.03%
Construction and development	115,682	9.82%	91,362	9.90%
Consumer loans	5,714	0.48%	5,179	0.56%
Commercial business loans	164,101	13.93%	116,340	12.61%
Total gross loans receivable	1,178,266	100.00%	922,723	100.00%
Less:
Allowance for loan losses	10,688		10,141
Total loans receivable, net	$1,167,578		912,582

Included in the loan totals at December 31, 2016 and 2015 were $119.4 million and $64.1 million, respectively, in acquired loans. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Subsequent to the purchase date and after any credit discounts have been fully used, the methods utilized to estimate the required allowance for loan losses are the same as originated loans.

See Note 2 “Business Combinations” for additional information regarding acquired loans.

The composition of gross loans outstanding by rate type is as follows:

	At December 31,
	2016		2015
	(Dollars in thousands)
Variable rate loans	$455,589	38.67%	397,873	43.12%
Fixed rate loans	722,677	61.33%	524,850	56.88%
Total loans outstanding	$1,178,266	100.00%	922,723	100.00%

The following table presents activity in the allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	At December 31, 2016
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2016	$2,903	151	3,402	1,138	27	2,100	420	10,141
Provision for loan losses	(647)	46	(58)	(82)	82	585	74	—
Charge-offs	(84)	—	—	—	(53)	(127)	—	(264)
Recoveries	464	—	—	76	24	247	—	811
Balance at December 31, 2016	$2,636	197	3,344	1,132	80	2,805	494	10,688

	At December 31, 2015
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2015	$2,888	221	3,283	1,069	30	1,430	114	9,035
Provision for loan losses	489	(220)	(231)	(320)	(21)	(3)	306	—
Charge-offs	(1,050)	—	—	(90)	(20)	(70)	—	(1,230)
Recoveries	576	150	350	479	38	743	—	2,336
Balance at December 31, 2015	$2,903	151	3,402	1,138	27	2,100	420	10,141

	At December 31, 2014
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2014	$2,472	231	2,855	1,418	42	339	734	8,091
Provision for loan losses	338	(10)	356	(634)	(59)	629	(620)	—
Charge-offs	(80)	—	(28)	(172)	(24)	(59)	—	(363)
Recoveries	158	—	100	457	71	521	—	1,307
Balance at December 31, 2014	$2,888	221	3,283	1,069	30	1,430	114	9,035

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
At December 31, 2016:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$27	29	92	—	—	9	—	157
Collectively evaluated for impairment	2,609	168	3,252	1,132	80	2,796	494	10,531
	$2,636	197	3,344	1,132	80	2,805	494	10,688

Loans receivable ending balances:
Individually evaluated for impairment	$4,668	108	5,247	507	24	267	—	10,821
Collectively evaluated for impairment	406,731	35,918	440,097	115,175	5,690	163,834	—	1,167,445
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	—	1,178,266

At December 31, 2015:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$15	—	343	120	—	9	—	487
Collectively evaluated for impairment	2,888	151	3,059	1,018	27	2,091	420	9,654
	$2,903	151	3,402	1,138	27	2,100	420	10,141

Loans receivable ending balances:
Individually evaluated for impairment	$3,968	—	12,499	500	65	482	—	17,514
Collectively evaluated for impairment	340,960	23,256	329,159	90,862	5,114	115,858	—	905,209
Total loans receivable	$344,928	23,256	341,658	91,362	5,179	116,340	—	922,723

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories as of December 31, 2016 and 2015. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At and for the Year Ended December 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$4,125	4,366	—	2,241	100
Home equity	—	—	—	—	—
Commercial real estate	4,011	4,011	—	3,896	217
Construction and development	507	507	—	496	1
Consumer loans	24	24	—	18	2
Commercial business loans	258	258	—	292	9
	8,925	9,166	—	6,943	329

With an allowance recorded:
Loans secured by real estate:
One-to-four family	543	543	27	553	19
Home equity	108	108	29	41	2
Commercial real estate	1,236	1,236	92	1,266	—
Construction and development	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial business loans	9	9	9	9	—
	1,896	1,896	157	1,869	21

Total:
Loans secured by real estate:
One-to-four family	4,668	4,909	27	2,794	119
Home equity	108	108	29	41	2
Commercial real estate	5,247	5,247	92	5,162	217
Construction and development	507	507	—	496	1
Consumer loans	24	24	—	18	2
Commercial business loans	267	267	9	301	9
	$10,821	11,062	157	8,812	350

	At and for the Year Ended December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,175	5,572	—	3,106	225
Home equity	—	28	—	59	32
Commercial real estate	10,681	11,226	—	11,003	698
Construction and development	25	1,863	—	225	1
Consumer loans	65	362	—	181	40
Commercial business loans	473	1,668	—	1,304	208
	14,419	20,719	—	15,878	1,204

With an allowance recorded:
Loans secured by real estate:
One-to-four family	793	793	15	522	25
Home equity	—	—	—	—	—
Commercial real estate	1,818	1,818	343	838	24
Construction and development	475	475	120	245	12
Consumer loans	—	—	—	—	—
Commercial business loans	9	9	9	66	3
	3,095	3,095	487	1,671	64

Total:
Loans secured by real estate:
One-to-four family	3,968	6,365	15	3,628	250
Home equity	—	28	—	59	32
Commercial real estate	12,499	13,044	343	11,841	722
Construction and development	500	2,338	120	470	13
Consumer loans	65	362	—	181	40
Commercial business loans	482	1,677	9	1,370	211
	$17,514	23,814	487	17,549	1,268

	At and for the Year Ended December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,008	3,731	—	5,144	128
Home equity	63	410	—	4	1
Commercial real estate	11,346	11,892	—	16,939	1,293
Construction and development	—	1,733	—	348	(26)
Consumer loans	29	506	—	23	11
Commercial business loans	1,730	2,927	—	2,405	275
	15,176	21,199	—	24,863	1,682

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,241	1,241	364	673	29
Home equity	—	—	—	—	—
Commercial real estate	260	260	30	265	19
Construction and development	267	267	90	184	1
Consumer loans	1	1	1	4	1
Commercial business loans	—	—	—	—	—
	1,769	1,769	485	1,126	50

Total:
Loans secured by real estate:
One-to-four family	3,249	4,972	364	5,817	157
Home equity	63	410	—	4	1
Commercial real estate	11,606	12,152	30	17,204	1,312
Construction and development	267	2,000	90	532	(25)
Consumer loans	30	507	1	27	12
Commercial business loans	1,730	2,927	—	2,405	275
	$16,945	22,968	485	25,989	1,732

The Company was not committed to advance additional funds in connection with impaired loans as of December 31, 2016 or 2015.

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of December 31, 2016 and 2015.

	At December 31, 2016
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
	(In thousands)
30-59 days past due	$3,864	379	206	62	55	136	4,702
60-89 days past due	635	497	—	—	3	—	1,135
90 days or more past due	3,170	108	334	507	26	16	4,161
Total past due	7,669	984	540	569	84	152	9,998
Current	403,730	35,042	444,804	115,113	5,630	163,949	1,168,268
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

	At December 31, 2015
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
	(In thousands)
30-59 days past due	$—	—	—	—	1	50	51
60-89 days past due	275	—	182	—	—	—	457
90 days or more past due	1,960	—	235	499	25	—	2,719
Total past due	2,235	—	417	499	26	50	3,227
Current	342,693	23,256	341,241	90,863	5,153	116,290	919,496
Total loans receivable	$344,928	23,256	341,658	91,362	5,179	116,340	922,723

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

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at December 31, 2016 and 2015.

	At December 31,
	2016	2015
Loans secured by real estate:	(In thousands)
One-to-four family	$3,256	2,032
Home equity	108	—
Commercial real estate	1,703	1,686
Construction and development	507	499
Consumer loans	27	50
Commercial business loans	24	35
	$5,625	4,302

There were no loans past due 90 days or more and still accruing at December 31, 2016 or 2015.

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of December 31, 2016 and 2015.

	At December 31, 2016
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$407,612	35,903	442,323	114,751	5,683	162,235	1,168,507
Special Mention	438	15	1,318	424	19	1,849	4,063
Substandard	3,349	108	1,703	507	12	17	5,696
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

Performing	$408,143	35,918	443,641	115,175	5,687	164,077	1,172,641
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	3,256	108	1,703	507	27	24	5,625
Total nonperforming	3,256	108	1,703	507	27	24	5,625
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

	At December 31, 2015
	Real estate loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$342,173	23,256	331,671	90,700	5,131	115,268	908,199
Special Mention	532	—	8,152	172	—	919	9,775
Substandard	2,233	—	1,835	490	48	153	4,759
Total loans receivable	$344,938	23,256	341,658	91,362	5,179	116,340	922,733

Performing	$342,906	23,256	339,972	90,863	5,129	116,305	918,431
Nonperforming:
90 days or more and still accruing	—	—	—	—	—	—	—
Nonaccrual	2,032	—	1,686	499	50	35	4,302
Total nonperforming	2,032	—	1,686	499	50	35	4,302
Total loans receivable	$344,938	23,256	341,658	91,362	5,179	116,340	922,733

Activity in loans to officers, directors and other related parties for the years ended December 31, 2016 and 2015 is summarized as follows:

	At December 31,
	2016	2015
	(In thousands)

Balance at beginning of year	$11,867	12,233
New loans	15,062	5,986
Repayments	(12,895)	(6,352)
Balance at end of year	$14,034	11,867

In management’s opinion, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated person and generally do not involve more than the normal risk of collectability.

Loans serviced for the benefit of others under loan participation arrangements amounted to $1.3 million and $1.5 million at December 31, 2016 and 2015, respectively.

Troubled Debt Restructurings

There were two commercial real estate loans designated as a troubled debt restructuring during the year ended December 31, 2016. All loans were designated as a troubled debt restructuring due to a change in payment structure. The pre-modification and post-modification recorded investment were $196,000.

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

No loans restructured in the twelve months prior to December 31, 2016 or 2015 went into default during the period ended December 31, 2016 or 2015.

At December 31, 2016, there were $6.4 million in loans designated as troubled debt restructurings of which $5.2 million were accruing. At December 31, 2015, there were $14.4 million in loans designated as troubled debt restructurings of which $13.2 million were accruing.

NOTE 7 - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, 2016 and 2015 consists of the following:

	At December 31,
	2016	2015
	(In thousands)
Land	$10,139	8,735
Buildings	23,022	20,772
Furniture, fixtures and equipment	15,332	13,300
Construction in process	797	110
Total premises and equipment	49,290	42,917
Less: accumulated depreciation	(12,236)	(10,355)
Premises and equipment, net	$37,054	32,562

Depreciation expense included in operating expenses for the years ended December 31, 2016, 2015, and 2014 amounted to $2.0 million, $1.8 million, and $1.2 million, respectively. Construction in process primarily relates to a vacant branch purchased for future use. Remaining estimated costs for completion of the construction in process are expected to be approximately $150,000. There was no interest capitalized during fiscal year 2016 or 2015.

NOTE 8 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

Transactions in other real estate owned for the years ended December 31, 2016 and 2015 are summarized below:

	At December 31,
	2016	2015
	(In thousands)
Balance at beginning of year	$2,374	3,239
Additions	2,630	1,307
Sales	(3,810)	(2,172)
Write downs	(15)	—
Balance at end of year	$1,179	2,374

A summary of the composition of real estate acquired through foreclosure follows:

	At December 31,
	2016	2015
	(In thousands)
Real estate loans:
One-to-four family	$—	773
Commercial real estate	—	484
Construction and development	1,179	1,117
	$1,179	2,374

NOTE 9 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The value of mortgage servicing rights is included on the Company’s Consolidated Balance Sheets. The unpaid principal balances of loans serviced for others were $2.2 billion and $2.0 billion, respectively, at December 31, 2016 and 2015.

The economic estimated fair values of mortgage servicing rights were $21.0 million and $17.6 million, respectively, at December 31, 2016 and 2015.

The estimated fair value of servicing rights at December 31, 2016 was determined using a net servicing fee of 0.26%, discount rates ranging from 12.01% to 13.01%, constant prepayment rate (“CPR”) from 6.87% to 7.60%, depending upon the stratification of the specific servicing right, and a weighted average delinquency rate of 1.55% as determined by a third party. The estimated fair value of servicing rights at December 31, 2015 was determined using a net servicing fee of 0.26%, discount rates ranging from 11.86% to 12.86%, constant prepayment rate (“CPR”) from 7.93% to 8.82%, depending upon the stratification of the specific servicing right, and a weighted average delinquency rate of 1.36% as determined by a third party.

The following summarizes the activity in mortgage servicing rights, along with the aggregate activity in the related valuation allowances, for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
MSR beginning balance	$11,433	10,181
Amount capitalized	5,911	3,238
Amount sold	—	—
Amount amortized	(2,312)	(1,986)
MSR ending balance	$15,032	11,433

There was no allowance for loss in fair value in mortgage servicing rights for the years ended December 31, 2016 and 2015.

Estimated amortization expense is presented below for the following subsequent years ended (in thousands):

Year 1	$2,603
Year 2	2,603
Year 3	2,522
Year 4	2,242
Year 5	2,150
After Year 5	2,912
Total	$15,032

The estimated amortization expense is based on current information regarding future loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

At December 31, 2016 and 2015, servicing related impound funds of approximately $33.7 million, and $22.8 million, respectively, representing both principal and interest due investors and escrows received from borrowers, are on deposit in custodial accounts and are included in noninterest-bearing deposits in the accompanying financial statements.

At December 31, 2016 and 2015, the Company had a blanket bond coverage of $10 million and an errors and omissions coverage of $5.0 million.

NOTE 10 - DEPOSITS

Deposits outstanding by type of account at December 31, 2016 and 2015 are summarized as follows:

	At December 31,
	2016	2015
	(In thousands)
Noninterest-bearing demand accounts	$229,905	163,054
Interest-bearing demand accounts	191,851	158,581
Savings accounts	48,648	39,147
Money market accounts	292,639	223,906
Certificates of deposit:
Less than $250,000	467,937	428,067
$250,000 or more	27,280	18,773
Total certificates of deposit	495,217	446,840
Total deposits	$1,258,260	1,031,528

The aggregate amount of brokered certificates of deposit was $98.3 million and $97.1 million at December 31, 2016 and 2015, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $44.3 million and $51.5 million at December 31, 2016 and 2015, respectively.

The amounts and scheduled maturities of certificates of deposit at December 31, 2016 and 2015 are as follows:

	At December 31,
	2016	2015
	(In thousands)
Maturing within one year	$255,429	231,315
Maturing one through three years	186,104	131,625
Maturing after three years	53,684	83,900
	$495,217	446,840

Included in the schedules above were deposits acquired in the acquisition of Congaree in June 2016. See Note 2 “Business Combinations” for further details regarding the balances of deposits assumed.

The Company has pledged $19.1 million of securities as of December 31, 2016 to secure public agency funds.

NOTE 11 – SHORT-TERM BORROWED FUNDS

Short-term borrowed funds at December 31, 2016 and 2015 are summarized as follows:

	At December 31,
	2016		2015
		Interest		Interest
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Short-term FHLB advances	$203,000	0.49%-1.20%	120,000	0.28%-0.64%
Total short-term borrowed funds	$203,000		120,000

Lines of credit with the FHLB are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements.

At December 31, 2016, the Company had total FHLB advances of $226.0 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $119.0 million. In addition, at December 31, 2016, the Company has pledged securities with a fair value of $10.7 million for these advances.

Lines of credit with the Federal Reserve Bank of Richmond (“FRB”) are based on collateral pledged. The Company has pledged approximately $269.5 million of certain non-mortgage commercial, acquisition and development, and lot loan portfolios under blanket lien agreements to the FRB. At December 31, 2016, the Company had lines available with the FRB for $159.0 million. At December 31, 2016 and 2015, the Company had no FRB advances outstanding.

NOTE 12 – LONG-TERM DEBT

Long-term debt at December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016
		Interest
	Balance	Rate
	(Dollars in thousands)
Long-term FHLB advances, due 2018 through 2019	$23,000	1.11%-1.32%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	4.00%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.93%
Total long-term debt	$38,465

	December 31, 2015
		Interest
	Balance	Rate
	(Dollars in thousands)
Long-term FHLB advances, due 2017 through 2021	$88,000	0.35%-4.00%
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	3.75%
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	3.38%
Total long-term debt	$103,465

The following table presents the scheduled repayments of long-term debt as of December 31, 2016.

2017	$—
2018	18,000
2019	5,000
2020	—
2021	—
Thereafter	15,465
Total	$38,465

As of December 31, 2016, there were no principal amounts callable by the FHLB on advances.

At December 31, 2016 and 2015, statutory business trusts (“Trusts”) created by the Company had outstanding trust preferred securities with an aggregate par value of $15.0 million. The trust preferred securities have floating interest rates ranging from 3.93% to 4.00% at December 31, 2016 and maturities ranging from December 31, 2032 to January 7, 2034. The principal assets of the Trusts are $15.5 million of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $465,000 of common securities to the Company.

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

NOTE 13 - INCOME TAXES

Income tax expense for the years ended December 31, 2016 and 2015 consists of the following:

	For the Years
	Ended December 31,
	2016	2015	2014
Current income tax expense	(In thousands)
Federal	$6,312	6,722	2,331
State	736	645	229
	7,048	7,367	2,560
Deferred income tax expense (benefit)
Federal	770	(307)	752
State	30	—	136
	800	(307)	888
Total income tax expense	$7,848	7,060	3,448

A reconciliation from expected Federal tax expense to actual income tax expense for the years ended December 31, 2016 and 2015 using the base federal tax rates of 35% follows:

	For the Years
	Ended December 31,
	2016	2015	2014
	(In thousands)
Computed federal income taxes	$8,896	7,518	4,116
State income tax, net of federal benefit	424	391	190
Tax exempt interest	(778)	(731)	(497)
Change in valuation allowance	113	44	73
Cash surrender value of life insurance	(316)	(254)	(256)
Stock based compensation	(471)	—	—
Other, net	(20)	92	(178)
Total income tax expense	$7,848	7,060	3,448

The FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company early adopted the new guidance in the second quarter of 2016. A tax benefit of $454,000 was recorded during the year ended December 31, 2016 as a result of share awards vesting/exercised.

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2016 and 2015:

	At December 31,
	2016	2015
Deferred tax assets:	(In thousands)
Loan loss reserve	$3,956	3,722
Unrealized loss on available-for-sale securities	1,049	—
Gain on loans held for sale	—	13
Debt issuance costs	80	85
Net operating loss carryforwards	1,522	289
Reserve for mortgage repurchase losses	1,076	1,448
OREO write-downs	170	264
Stock based compensation	504	295
Loan fees	1,209	(56)
Reserve for miscellaneous losses	70	209
Other	974	947
	10,610	7,216
Valuation allowance	(402)	(289)
Total gross deferred tax assets	10,208	6,927
Deferred tax liabilities:
Depreciation	(1,714)	(1,454)
Unrealized gain on interest rate swaps	(153)	—
Unrealized gain on securities available for sale	—	(200)
Total gross deferred tax liabilities	(1,867)	(1,654)
Deferred tax assets, net	$8,341	5,273

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

A portion of the annual change in the net deferred income tax asset relates to unrealized gains and losses on debt and equity securities and interest rate swaps. The deferred income tax benefit related to the unrealized gains and losses on debt and equity securities and interest rate swaps of $1,096,000 and $251,000 for the years ended December 31, 2016 and 2015, respectively, was recorded directly to stockholders’ equity as a component of accumulated other comprehensive income. The balance of the change in the net deferred tax asset of $800,000 of deferred tax expense and $307,000 of deferred tax benefit for the years ended December 31, 2016 and 2015 reflected in the Consolidated Statement of Operations. The valuation allowances relate to state net operating loss carry-forwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. Tax returns for 2013 and subsequent years are subject to examination by taxing authorities. The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC Topic 740.

The Company has federal net operating losses of $3.3 million and $0 at December 31, 2016 and 2015, respectively. These net operating losses expire at various times beginning in the year of 2028. The Company has state net operating losses of $10.7 million and $9.0 million at December 31, 2016 and 2015, respectively. These net operating losses expire at various times beginning in the year 2026. As a result of the Congaree Bancshares ownership change in 2016, Section 382 of the Internal Revenue Code places an annual limitation on the amount of federal net operating loss carry-forwards which the Company may utilize. The Company expects all Section 382 limited carry-forwards to be realized within the applicable carry-forward period.

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

Future minimum lease payments (in thousands), by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms in excess of on year are as follows:

Year 1	$1,207
Year 2	1,191
Year 3	973
Year 4	903
Year 5	515
After Year 5	1,800
Total	$6,589

The Company’s rental expense for its office facilities for the years ended December 31, 2016, 2015, and 2014 totaled $1.1 million, $1.0 million, and $729,000, respectively.

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

The Company has adopted a 2013 Equity Incentive Plan under which an aggregate of 1,200,000 shares of common stock have been reserved for issuance by the Company. The plan provides for the grant of stock options and restricted stock awards to our officers, employees, directors, advisors, and consultants. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of the grant. The vesting period for both option grants, restricted stock grants, and restricted stock units will vary based on the timing of the grant. As of December 31, 2016 a total of 371,345 shares were remaining in the plan to be issued.

The expense recognition of employee stock option, restricted stock awards, and restricted stock units resulted in net expense of approximately $1.3 million, $874,000, and $617,000 during the twelve months ended December 31, 2016, 2015 and 2014, respectively.

Information regarding the 2016 grants as well as other relevant disclosure related to the share-based compensation plans of the Company is presented below.

Stock Options

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock splits.

	At and For the Years Ended December 31,
	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	191,570	$6.61	148,881	$4.53
Granted	49,970	16.60	56,705	11.68
Exercised	(3,360)	8.02	(14,016)	3.46
Forfeited or expired	—	—	—	—
Outstanding at end of year	238,180	$8.69	191,570	$6.61

Options exercisable at end of year	150,007	$5.27	131,578	$4.37

The aggregate intrinsic value of 238,180 and 191,570 stock options outstanding at December 31, 2016 and 2015 was $5.3 million and $2.1 million, respectively. The aggregate intrinsic value of 150,007 and 131,578 stock options exercisable at December 31, 2016 and 2015 was $3.8 million and $1.8 million, respectively. Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.

Information pertaining to options outstanding at December 31, 2016 and 2015, is as follows:

	At December 31, 2016
	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$4.17	124,930	6.3	$4.17	124,930	$4.17
$8.54	6,576	7.3	8.54	6,576	8.54
$11.58	55,504	8.06	11.58	18,501	11.58
$16.19	1,200	8.56	16.19	—	—
$16.56	41,970	9.06	16.56
$16.83	8,000	9.21	16.83	—	—
	238,180	7.3	$8.69	150,007	$5.27

	At December 31, 2015
	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$4.17	124,930	7.3	$4.17	124,930	$4.17
$8.03	3,360	0.8	8.03	3,360	8.03
$8.54	6,576	8.32	8.54	3,288	8.54
$11.58	55,504	9.07	11.58	—	—
$16.19	1,200	9.56	16.19	—	—
	191,570	7.8	$6.61	131,578	$4.37

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period. The following weighted-average assumptions were used in valuing options issued during 2016 and 2015:

	2016	2015
Dividend yield	1%	1%
Expected life	6 years	6 years
Expected volatility	37%	32%
Risk-free interest rate	1.59%	1.51%

As of December 31, 2016, there was $230,000 of total unrecognized compensation cost related to non-vested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.72 years as of December 31, 2016.

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

Nonvested restricted stock for the year ended December 31, 2016 and 2015 is summarized in the following table. All information has been retroactively adjusted for stock splits.

	At and For the Years Ended December 31,
	2016		2015
		Weighted		Weighted
		Average		Average
		Grant- Date		Grant- Date
Restricted stock grants	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	285,805	$5.87	352,680	$4.86
Granted	40,056	17.30	48,890	12.05
Vested	(112,954)	6.69	(104,365)	5.54
Forfeited	(1,000)	14.71	(11,400)	4.94
Nonvested at December 31	211,907	$7.55	285,805	$5.87

The vesting schedule of these shares as of December 31, 2016 is as follows:

Shares
2017	157,064
2018	33,464
2019	19,629
2020	1,750
2021	—
Thereafter	—
211,907

As of December 31, 2016, there was $755,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 0.96 years as of December 31, 2016.

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

Nonvested RSUs for the year ended December 31, 2016 is summarized in the following table.

	At and For the Years Ended
	December 31, 2016
		Weighted
		Average
		Grant- Date
Restricted stock units	Shares	Fair Value
Nonvested at January 1	24,912	$11.58
Granted	20,170	16.31
Vested	(24,912)	11.58
Forfeited	—
Nonvested at December 31	20,170	$16.31

As of December 31, 2016, there was $181,000 of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.05 years as of December 31, 2016.

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

FHLB stock - The carrying amount of these financial instruments approximates fair value.

Other investments – The carrying amount of these financial instruments approximates fair value.

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

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2016 and 2015 are as follows:

	At December 31, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$9,761	9,761	9,761	—	—
Interest-bearing cash	14,591	14,591	14,591	—	—
Securities available for sale	335,352	335,352	—	335,352	—
Federal Home Loan Bank stock	11,072	11,072	—	—	11,072
Other investments	1,768	1,768	—	—	1,768
Derivative assets	2,219	2,219	953	1,266	—
Loans held for sale	31,569	31,569	—	31,569	—
Loans receivable, net	1,167,578	1,173,118	—	—	1,173,118
Cash value life insurance	28,984	28,984	—	28,984	—
Accrued interest receivable	5,373	5,373	—	5,373	—
Mortgage servicing rights	15,032	20,961	—	—	20,961

Financial liabilities:
Deposits	1,258,260	1,256,119	—	1,256,119	—
Short-term borrowed funds	203,000	202,455	—	202,455	—
Long-term debt	38,465	38,442	—	38,442	—
Derivative liabilities	342	342	195	147	—
Accrued interest payable	327	327	—	327	—

The carrying amount and estimated fair value of the Company’s off-balance sheet financial instruments at December 31, 2016 and 2015 are as follows:

	At December 31,
	2016		2015
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(In thousands)
Commitments to extend credit	$111,446	—	70,365	—
Standby letters of credit	2,248	—	1,357	—

In determining appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

	At December 31, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$10,206	10,206	10,206	—	—
Interest-bearing cash	16,421	16,421	16,421	—	—
Securities available-for-sale	306,474	306,474	—	306,474	—
Securities held-to-maturity	17,053	17,965	—	17,965	—
Federal Home Loan Bank stock	9,919	9,919	—	—	9,919
Other investments	1,760	1,760	—	—	1,760
Derivative assets	1,945	1,945	180	1,765	—
Loans held for sale	41,774	41,774	—	41,774	—
Loans receivable, net	912,582	917,043	—	—	917,043
Cash value life insurance	28,082	28,082	—	28,082	—
Accrued interest receivable	4,333	4,333	—	4,333	—
Mortgage servicing rights	11,433	17,564	—	—	17,564

Financial liabilities:
Deposits	1,031,528	1,029,406	—	1,029,406	—
Short-term borrowed funds	120,000	119,880	—	119,880	—
Long-term debt	103,465	105,551	—	105,551	—
Derivative liabilities	306	306	306	—	—
Accrued interest payable	333	333	—	333	—

Following is a description of valuation methodologies used for assets recorded at fair value on a recurring and non-recurring basis.

Investment Securities Available-for-sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At December 31, 2016 and 2015, the Company’s investment securities available-for-sale are recurring Level 2 except for trust preferred securities which are determined to be Level 3.

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

Mortgage Servicing Rights

A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. See Note 9 for a description of inputs for fair value of servicing rights as of December 31, 2016 and 2015.

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2016 and 2015:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2016
Available-for-sale investment securities:
Municipal securities	$—	93,212	—
US government agencies	—	3,386	—
Collateralized loan obligations	—	76,249	—
Corporate securities	—	491	—
Mortgage-backed securities:
Agency	—	90,986	—
Non-agency	—	63,864	—
Trust preferred securities	—	7,164	—
Loans held for sale	—	31,569	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	421	—	—
Non-hedging derivatives:
Interest rate swaps	532	—	—
Mortgage loan interest rate lock commitments	—	1,113	—
Mortgage loan forward sales commitments	—	153	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	195	—	—
Mortgage-backed securities forward sales commitments	—	147	—
Total	$1,148	368,334	—

December 31, 2015
Available-for-sale investment securities:
Municipal securities	$—	62,475	—
US government agencies	—	7,096	—
Collateralized loan obligations	—	38,758
Mortgage-backed securities:
Agency	—	113,855	—
Non-agency	—	75,536	—
Trust preferred securities	—	8,754	—
Loans held for sale	—	41,774	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	180	—	—
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	—	1,246	—
Mortgage loan forward sales commitments	—	340	—
Mortgage-backed securities forward sales commitments	—	179	—
Derivative liabilities:	—	—	—
Non-hedging derivatives:
Interest rate swaps	306	—	—
Total	$486	350,013	—

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2016 and 2015:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2016
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,641
Home equity	—	—	79
Commercial real estate	—	—	5,155
Construction and development	—	—	507
Consumer loans	—	—	24
Commercial business loans	—	—	258
Real estate owned:
One-to-four family	—	—	—
Commercial real estate	—	—	—
Construction and development	—	—	1,179
Mortgage servicing rights	—	—	20,961
Total	$—	—	32,804

December 31, 2015
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,953
Commercial real estate	—	—	12,156
Construction and development	—	—	380
Consumer loans	—	—	65
Commercial business loans	—	—	473
Real estate owned:
One-to-four family	—	—	773
Commercial real estate	—	—	484
Construction and development	—	—	1,117
Mortgage servicing rights	—	—	17,564
Total	$—	—	36,965

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans that are deemed to be impaired are primarily valued at fair values of the underlying real estate collateral.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2016 and 2015
		Significant	Significant Unobservable
	Valuation Technique	Observable Inputs	Inputs
Impaired Loans	Appraisal Value	Appraisals and or sales of	Appraisals discounted 10% to 20% for
		comparable properties	sales commissions and other holding costs

Real estate owned	Appraisal Value/	Appraisals and or sales of	Appraisals discounted 10% to 20% for
	Comparison Sales/	comparable properties	sales commissions and other holding costs
Other estimates

Mortgage Servicing Rights	Discounted cash flows	Comparable sales	Discount rates 12% - 13% - 2016 and 2015
Prepayment rate 7% - 8% - 2016
Prepayment rate 8% - 9% - 2015

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2016 and 2015, the Company had commitments to extend credit in the amount of $111.4 million and $70.4 million, respectively. At December 31, 2016 and 2015, the Company had standby letters of credit in the amount of $2.2 million and $1.4 million, respectively.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower and the letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2016, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential of undiscounted future payments related to standby letters of credit at December 31, 2016 was approximately $2.2 million.

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

NOTE 18 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan that covers substantially all employees of CresCom Bank, Carolina Services (“CFC Participants”) and Crescent Mortgage (“CMC Participants”). Participants may contribute up to the maximum allowed by the regulation. During fiscal 2016 and 2015, the Company matched 75% of an employee’s contribution up to 6.00% of the participant’s compensation of the CFC Participants and the CMC Participants. For the years ended December 31, 2016, 2015 and 2014, the Company made matching contributions of $580,000, $474,000, and $415,000, respectively.

The Company had an arrangement with one executive whereby the Company made payments to an insurance company on behalf of the executive. The advance is treated as a loan to the executive and the cash surrender value of the payment to the insurance company is included in other assets in the accompanying consolidated statements of financial condition. The cash surrender value of the advance at December 31, 2016 and 2015 is $254,000 and $253,000, respectively. The executive is entitled to the increase in cash value above the Company’s original cash value insurance contributions. The executive pays the Company imputed interest on the loan balance and the increase in the cash value is recorded as compensation to the executives. The insurance policy premiums are paid in full by the executives. The executive is entitled to receive a $1.0 million death benefit and the Company will receive a $1.8 million death benefit. Since the executive pays the insurance premiums, the insurance proceeds would be taxable to the Company.

The Company incurred an aggregate payment of $40,000, $40,000 and $180,000 paid on behalf of the executive for the period ended December 31, 2016, 2015, and 2014, respectively.

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

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31, 2016, 2015, and 2014:

	December 31,
	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	12,080,128	12,080,128	9,537,358	9,537,358	9,314,048	9,314,048
Effect of dilutive securities	—	272,118	—	180,998	—	193,377
Average shares outstanding	12,080,128	12,352,246	9,537,358	9,718,356	9,314,048	9,507,425

The average market price used in calculating the dilutive securities under the treasury stock method for the years ended December 31, 2016, 2015, and 2014 was $20.38, $13.60, and $9.50, respectively.

For the years ended December 31, 2016, 2015 and 2014, the Company excluded 51,170, 56,705, and 6,576 option shares, respectively, from the calculation of diluted earnings per share during the period because the exercise prices were greater than the average market price of the common shares, and therefore were deemed not to be dilutive.

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of December 31, 2016, 2015, and 2014 used for computing book value and tangible book value:

	As of December 31,
	2016	2015	2014

Issued and outstanding shares	12,548,328	12,023,557	9,717,043
Less nonvested restricted stock awards	(211,908)	(285,805)	(365,160)
Period end dilutive shares	12,336,420	11,737,752	9,351,883

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

Effective January 2, 2015, the Company and Bank are now subject to the new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. Under the new capital guidelines, applicable regulatory capital components consist of (1) common equity Tier 1 capital (common stock, including related surplus, and retained earnings, plus limited amounts of minority interest in the form of common stock, net of goodwill and other intangibles (other than mortgage servicing assets), deferred tax assets arising from net operating loss and tax credit carry forwards above certain levels, mortgage servicing rights above certain levels, gain on sale of securitization exposures and certain investments in the capital of unconsolidated financial institutions, and adjusted by unrealized gains or losses on cash flow hedges and accumulated other comprehensive income items (subject to the ability of a non-advanced approaches institution to make a one-time irrevocable election to exclude from regulatory capital most components of AOCI)), (2) additional Tier 1 capital (qualifying non-cumulative perpetual preferred stock, including related surplus, plus qualifying Tier 1 minority interest and, in the case of holding companies with less than $15 billion in consolidated assets at December 31, 2009, certain grandfathered trust preferred securities and cumulative perpetual preferred stock in limited amounts, net of mortgage servicing rights, deferred tax assets related to temporary timing differences, and certain investments in financial institutions) and (3) Tier 2 capital (the allowance for loan and lease losses in an amount not exceeding 1.25% of standardized risk-weighted assets, plus qualifying preferred stock, qualifying subordinated debt and qualifying total capital minority interest, net of Tier 2 investments in financial institutions). Total Tier 1 capital, plus Tier 2 capital, constitutes total risk-based capital.

The required minimum ratios are as follows:

•	Common equity Tier 1 capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%

•	Tier 1 Capital Ratio (Tier 1 capital to total risk-weighted assets) of 6%

•	Total capital ratio (total capital to total risk-weighted assets) of 8%; and

•	Leverage ratio (Tier 1 capital to average total consolidated assets) of 4%

The new capital guidelines also provide that all covered banking organizations must maintain a new capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in of the capital conservation buffer requirement began on January 1, 2016.

The final regulatory capital rules also incorporate these changes in regulatory capital into the prompt corrective action framework, under which the thresholds for “adequately capitalized” banking organizations are equal to the new minimum capital requirements. Under this framework, in order to be considered “well capitalized”, insured depository institutions are required to maintain a Tier 1 leverage ratio of 5%, a common equity Tier 1 risk-based capital measure of 6.5%, a Tier 1 risked-based capital ratio of 8% and a total risk-based capital ratio of 10%.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at December 31, 2016 and 2015 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2016
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$157,876	12.87%	62,859	5.125%	85,857	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	172,876	14.09%	81,257	6.625%	104,254	8.500%	N/A	N/A
Total capital (to risk weighted assets)	183,564	14.97%	105,788	8.625%	128,785	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	172,876	10.49%	65,911	4.000%	65,911	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	169,222	13.81%	62,811	5.125%	85,791	7.000%	79,663	6.50%
Tier 1 capital (to risk weighted assets)	169,222	13.81%	81,195	6.625%	104,174	8.500%	98,046	8.00%
Total capital (to risk weighted assets)	179,910	14.68%	105,706	8.625%	128,686	10.500%	122,558	10.00%
Tier 1 capital (to total average assets)	169,222	10.30%	65,701	4.000%	65,701	4.000%	82,126	5.00%

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$138,213	13.97%	44,527	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	153,213	15.48%	59,370	6.00%	N/A	N/A
Total capital (to risk weighted assets)	163,353	16.51%	79,160	8.00%	N/A	N/A
Tier 1 capital (to total average assets)	153,213	11.23%	54,557	4.00%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	139,025	14.08%	44,442	4.50%	64,194	6.50%
Tier 1 capital (to risk weighted assets)	139,025	14.08%	59,256	6.00%	79,008	8.00%
Total capital (to risk weighted assets)	149,165	15.10%	79,008	8.00%	98,760	10.00%
Tier 1 capital (to total average assets)	139,025	10.21%	54,466	4.00%	68,082	5.00%

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

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2016, 2015, and 2014:

	Community	Mortgage
For the Year Ended December 31, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$59,242	1,591	17	64	60,914
Interest expense	8,149	93	603	(92)	8,753
Net interest income (expense)	51,093	1,498	(586)	156	52,161
(Recovery of) provision for loan losses	(36)	36	—	—	—
Noninterest income from external customers	8,389	20,908	—	—	29,297
Intersegment noninterest income	966	46	—	(1,012)	—
Noninterest expense	38,260	16,938	842	—	56,040
Intersegment noninterest expense	966	1	—	(967)	—
Income (loss) before income taxes	21,258	5,477	(1,428)	111	25,418
Income tax expense (benefit)	6,384	1,948	(526)	42	7,848
Net income (loss)	$14,874	3,529	(902)	69	17,570

Assets	$1,678,541	78,315	179,681	(252,801)	1,683,736
Loans receivable, net	1,151,704	27,433	—	(11,559)	1,167,578
Loans held for sale	2,159	29,410	—	—	31,569
Deposits	1,263,030	—	—	(4,770)	1,258,260
Borrowed funds	226,000	10,990	15,465	(10,990)	241,465

	Community	Mortgage
For the Year Ended December 31, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$47,701	1,819	16	68	49,604
Interest expense	6,017	100	587	(100)	6,604
Net interest income (expense)	41,684	1,719	(571)	168	43,000
(Recovery of) provision for loan losses	(67)	67	—	—	—
Noninterest income from external customers	6,598	21,080	1	—	27,679
Intersegment noninterest income	4	81	7,072	(7,157)	—
Noninterest expense	25,497	15,789	7,913	—	49,199
Intersegment noninterest expense	6,112	964	—	(7,076)	—
Income (loss) before income taxes	16,744	6,060	(1,411)	87	21,480
Income tax expense (benefit)	5,342	2,228	(544)	34	7,060
Net income (loss)	$11,402	3,832	(867)	53	14,420

Assets	$1,404,681	75,926	156,774	(227,712)	1,409,669
Loans receivable, net	908,227	17,783	—	(13,428)	912,582
Loans held for sale	3,466	38,308	—	—	41,774
Deposits	1,047,671	—	—	(16,143)	1,031,528
Borrowed funds	208,000	12,748	15,465	(12,748)	223,465

	Community	Mortgage
For the Year Ended December 31, 2014	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$36,075	1,455	16	110	37,656
Interest expense	5,061	28	541	(28)	5,602
Net interest income (expense)	31,014	1,427	(525)	138	32,054
(Recovery of) provision for loan losses	(61)	61	—	—	—
Noninterest income from external customers	4,084	17,017	47	—	21,148
Intersegment noninterest income	—	136	6,146	(6,282)	—
Noninterest expense	19,548	14,946	6,949	—	41,443
Intersegment noninterest expense	5,186	960	—	(6,146)	—
Income (loss) before income taxes	10,425	2,613	(1,281)	2	11,759
Income tax expense (benefit)	3,157	762	(472)	1	3,448
Net income (loss)	$7,268	1,851	(809)	1	8,311

Assets	$1,192,419	67,952	111,096	(172,450)	1,199,017
Loans receivable, net	764,881	10,808	—	(7,567)	768,122
Loans held for sale	1,547	39,365	—	—	40,912
Deposits	966,309	—	—	(2,119)	964,190
Borrowed funds	104,076	6,800	15,465	(6,801)	119,540

NOTE 22 – SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)

	2016 Quarter Ended (unaudited)
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Interest income	$16,853	16,208	14,493	13,360
Interest expense	2,241	2,252	2,173	2,087
Net interest income	14,612	13,956	12,320	11,273
Provision for loan losses	—	—	—	—
Noninterest income	6,959	8,873	7,189	6,276
Noninterest expense	14,073	13,890	15,809	12,268
Income before income taxes	7,498	8,939	3,700	5,281
Income tax expense	2,348	2,998	864	1,638
Net income	$5,150	5,941	2,836	3,643

Earnings per common share:
Basic	$0.42	$0.48	$0.24	$0.31
Diluted	$0.41	$0.47	$0.23	$0.30

	2015 Quarter Ended (unaudited)
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Interest income	$13,002	12,512	12,633	11,457
Interest expense	1,902	1,623	1,579	1,500
Net interest income	11,100	10,889	11,054	9,957
Provision for loan losses	—	—	—	—
Noninterest income	6,503	7,322	7,264	6,590
Noninterest expense	12,236	12,381	12,407	12,175
Income before income taxes	5,367	5,830	5,911	4,372
Income tax expense	1,758	1,949	1,994	1,359
Net income	$3,609	3,881	3,917	3,013

Earnings per common share:
Basic	$0.37	$0.41	$0.41	$0.32
Diluted	$0.36	$0.40	$0.41	$0.31

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements for the parent company are presented below:

Carolina Financial Corporation

Condensed Statements of Operations

	For the Years
	Ended December 31,
	2016	2015	2014
	(In thousands)
Dividend income from banking subsidiary	$—	1,700	800
Interest income	18	16	16
Total income	18	1,716	816
Interest expense	599	587	541
General and administrative expenses	847	733	578
Total expenses	1,446	1,320	1,119
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(1,428)	396	(303)
Income tax benefit	(526)	(501)	(415)
Income (loss) before equity in undistributed earnings of subsidiaries	(902)	897	112
Equity in undistributed earnings of CresCom Bank	18,472	13,587	8,320
Equity in undistributed losses of Carolina Services	—	(64)	(121)
Total equity in undistributed earnings of subsidiaries	18,472	13,523	8,199
Net income	$17,570	14,420	8,311

Carolina Financial Corporation

Condensed Balance Sheets

	At December 31,
	2016	2015
Assets:	(In thousands)
Cash and cash equivalents	$3,506	13,240
Investment in bank subsidiary	174,142	140,672
Investment in non-bank subsidiaries	—	1,036
Investment in unconsolidated statutory business trusts	465	465
Securities available for sale	1	1
Other assets	1,567	519
Total assets	$179,681	155,933

Liabilities and stockholders' equity:
Accrued expenses and other liabilities	1,026	609
Long-term debt	15,465	15,465
Stockholders' equity	163,190	139,859
Total liabilities and stockholders' equity	$179,681	155,933

Carolina Financial Corporation

Condensed Statements of Cash Flows

	For the Years
	Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$17,570	14,420	8,311
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings in subsidiaries	(18,472)	(13,523)	(8,199)
Stock-based compensation	1,271	874	617
Stock awards	—	—	65
Vested stock awards surrendered in cashless exercise	(482)	(86)	—
Decrease (increase) in other assets	(232)	(224)	(130)
(Decrease) increase in other liabilities	(163)	237	200
Excess tax benefit in connection with equity awards	454	189	126
Net cash provided by (used in) operating activities	(54)	1,887	990
Cash flows from investing activities:
Equity contribution in bank subsidiaries	(15,966)	(20,000)	—
Equity contribution in non-bank subsidiaries	—	(250)	—
Acquisition of Congaree Bancshares, Inc	7,734	—	—
Net cash used in financing activities	(8,232)	(20,250)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—	32,156	—
Proceeds from exercise of stock options	27	70	50
Cash dividends paid on common stock	(1,475)	(1,142)	(855)
Net cash provided by (used in) financing activities	(1,448)	31,084	(805)
Net increase in cash and cash equivalents	(9,734)	12,721	185
Cash and cash equivalents, beginning of year	13,240	519	334
Cash and cash equivalents, end of year	$3,506	13,240	519

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2017 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2017 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2017 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2017 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2017 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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

CAROLINA FINANCIAL CORPORATION

Date: March 10, 2017	By:	/s/ Jerold L. Rexroad
Jerold L. Rexroad
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerold L. Rexroad	Chief Executive Officer and Director	March 10, 2017
Jerold L. Rexroad	(Principal Executive Officer)

/s/ William A. Gehman, III	Chief Financial Officer	March 10, 2017
William A. Gehman, III	(Principal Financial Officer
and Principal Accounting Officer)

/s/ G. Manly Eubank	Chairman of the Board of Directors	March 10, 2017
G. Manly Eubank

/s/ W. Scott Brandon	Director	March 10, 2017
W. Scott Brandon

/s/ Robert G. Clawson, Jr.	Director	March 10, 2017
Robert G. Clawson, Jr.

/s/ Jeffery L. Deal	Director	March 10, 2017
Jeffery L. Deal, M.D.

/s/ Michael P. Leddy	Director	March 10, 2017
Michael P. Leddy

/s/ Robert M. Moïse	Director	March 10, 2017
Robert M. Moïse, CPA

/s/ David L. Morrow	Director	March 10, 2017
David L. Morrow

/s/ Thompson E. Penney	Director	March 10, 2017
Thompson E. Penney

/s/ Daniel H Isaac, Jr.	Director	March 10, 2017
Daniel H Isaac, Jr.

/s/ Claudius E. Watts IV	Director	March 10, 2017
Claudius E. Watts IV

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Merger by and between Carolina Financial Corporation and Greer Bancshares Incorporated, dated November 7, 2016 (1)
3.1	Restated Certificate of Incorporation filed on August 31, 2015 (2)
3.2	Amendment to the Restated Certificate of Incorporation(3)
3.3	Amended and Restated Bylaws (4)
4.1	See Exhibits 3.1 through 3.3 for provisions in Carolina Financial Corporation’s Certificate of Incorporation and Bylaws defining the rights of holders of common stock (2) (3) (4)
4.2	Form of certificate of common stock (6)
10.1	Amended and Restated Employment Agreement by and between Crescent Bank and M.J. Huggins, III dated as of December 24, 2008 (6)(7)
10.2	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and M.J. Huggins, III dated September 21, 2012 (6)(7)
10.3	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and M.J. Huggins, III dated as of December 24, 2008 (6)(7)
10.4	Amended and Restated Employment Agreement by and between Crescent Bank and David Morrow dated as of December 24, 2008 (6)(7)
10.5	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and David Morrow dated as of September 19, 2012 (6)(7)
10.6	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and David Morrow dated as of December 24, 2008 (6)(7)
10.7	Employment Agreement by and between Carolina Financial Corporation and Jerold L. Rexroad dated as of May 1, 2008 (6)(7)
10.8	First Amendment to the Employment Agreement between Carolina Financial Corporation and Jerold L. Rexroad dated as of September 19, 2012 (6)(7)
10.9	Carolina Financial Corporation 2002 Stock Option Plan (6)(7)
10.10	Carolina Financial Corporation 2006 Recognition and Retention Plan (6)(7)
10.11	Carolina Financial Corporation 2014 Equity Incentive Plan (6)(7)
10.12	Form of Carolina Financial Corporation Elite LifeComp Agreement (6)(7)
10.13	Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated January 1, 2004(6)
10.14	First Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 19, 2004 (6)
10.15	Second Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 1, 2006 (6)
10.16	Third Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of January 1, 2011 (6)
10.17	Employment Agreement, dated January 21, 2015, by and between Crescent Mortgage Company and Fowler Williams (7)(8)
21.1	Subsidiaries of Carolina Financial Corporation (6)
23	Consent of Independent Registered Public Accounting Firm—Elliott Davis Decosimo, LLC
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015 ; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

______________

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on December 23, 2016.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on August 31, 2015.
(3)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016.
(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2016.
(5)	Incorporated by reference from the Company’s Registration Statement on Form S-4 filed on February 9, 2016.
(6)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed on February 26, 2014.
(7)	Indicates management contracts or compensatory plans or arrangements.
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016 filed on May 9, 2016.

