Form 10-Q
period 2017-03-31
CAROLINA FINANCIAL CORP
filed 2017-05-05
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,149,802 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 5, 2017.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$21,456	9,761
Interest-bearing cash	36,582	14,591
Federal funds sold	10,560	—
Cash and cash equivalents	68,598	24,352
Securities available-for-sale (cost of $493,678 at March 31, 2017 and $338,214 at December 31, 2016)	494,130	335,352
Federal Home Loan Bank stock, at cost	12,478	11,072
Other investments	2,116	1,768
Derivative assets	3,226	2,219
Loans held for sale	21,399	31,569
Loans receivable, net of allowance for loan losses of $10,715 at March 31, 2017 and $10,688 at December 31, 2016	1,406,295	1,167,578
Premises and equipment, net	46,544	37,054
Accrued interest receivable	6,726	5,373
Real estate acquired through foreclosure, net	1,479	1,179
Deferred tax assets, net	10,210	8,341
Mortgage servicing rights	15,792	15,032
Cash value life insurance	37,938	28,984
Core deposit intangible	8,005	3,658
Goodwill	37,287	4,266
Other assets	9,886	5,939
Total assets	$2,182,109	1,683,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$298,365	229,905
Interest-bearing deposits	1,309,355	1,028,355
Total deposits	1,607,720	1,258,260
Short-term borrowed funds	214,500	203,000
Long-term debt	55,304	38,465
Derivative liabilities	682	342
Drafts outstanding	7,129	6,223
Advances from borrowers for insurance and taxes	2,037	1,058
Accrued interest payable	690	327
Reserve for mortgage repurchase losses	2,583	2,880
Dividends payable to stockholders	576	502
Accrued expenses and other liabilities	19,434	9,489
Total liabilities	1,910,655	1,520,546
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued or outstanding	—	—
Common stock, par value $.01; 25,000,000 shares authorized at March 31, 2017 and December 31, 2016; 16,185,408 and 12,548,328 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	162	125
Additional paid-in capital	168,113	66,156
Retained earnings	102,528	98,451
Accumulated other comprehensive income (loss), net of tax	651	(1,542)
Total stockholders’ equity	271,454	163,190
Total liabilities and stockholders’ equity	$2,182,109	1,683,736

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
(In thousands, except share data)
Interest income
Loans	$14,968	11,085
Investment securities	2,553	2,152
Dividends from Federal Home Loan Bank stock	101	97
Federal funds sold	3	—
Other interest income	45	26
Total interest income	17,670	13,360
Interest expense
Deposits	1,692	1,367
Short-term borrowed funds	355	105
Long-term debt	353	615
Total interest expense	2,400	2,087
Net interest income	15,270	11,273
Provision for loan losses	—	—
Net interest income after provision for loan losses	15,270	11,273
Noninterest income
Mortgage banking income	3,608	3,175
Deposit service charges	858	862
Net loss on extinguishment of debt	—	(9)
Net gain on sale of securities	185	417
Fair value adjustments on interest rate swaps	(58)	(281)
Net increase in cash value life insurance	211	229
Mortgage loan servicing income	1,566	1,388
Other	861	495
Total noninterest income	7,231	6,276
Noninterest expense
Salaries and employee benefits	8,609	7,150
Occupancy and equipment	2,182	1,842
Marketing and public relations	381	385
FDIC insurance	100	168
Recovery of mortgage loan repurchase losses	(225)	(250)
Legal expense	65	49
Other real estate expense, net	20	20
Mortgage subservicing expense	486	423
Amortization of mortgage servicing rights	669	532
Merger related expenses	1,319	186
Other	1,980	1,763
Total noninterest expense	15,586	12,268
Income before income taxes	6,915	5,281
Income tax expense	2,011	1,638
Net income	$4,904	3,643
Earnings per common share:
Basic	$0.35	0.31
Diluted	$0.35	0.30
Weighted average common shares outstanding:
Basic	13,919,711	11,746,574
Diluted	14,139,241	11,978,801

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months
	March 31,
	2017	2016
	(In thousands)
Net income	$4,904	3,643

Other comprehensive income (loss), net of tax:
Unrealized gain on securities	3,474	179
Tax effect	(1,251)	(64)

Reclassification adjustment for gains included in earnings	(185)	(417)
Tax effect	67	150

Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	138	(1,490)
Tax effect	(50)	536
Other comprehensive income (loss), net of tax	2,193	(1,106)

Comprehensive income	$7,097	2,537

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
		(In thousands, except share data)
Balance, December 31, 2015	12,023,557	$120	56,418	82,859	462	139,859
Stock awards	29,994	1	—	—	—	1
Vested stock awards surrendered in cashless exercise	(1,936)	—	—	(30)	—	(30)
Excess tax benefit in connection with equity awards	—	—	15	—	—	15
Stock-based compensation expense, net	—	—	370	—	—	370
Net income	—	—	—	3,643	—	3,643
Dividends declared to stockholders	—	—	—	(362)	—	(362)
Other comprehensive loss, net of tax	—	—	—	—	(1,106)	(1,106)
Balance, March 31, 2016	12,051,615	$121	56,803	86,110	(644)	142,390

Balance, December 31, 2016	12,548,328	$125	66,156	98,451	(1,542)	163,190
Issuance of common stock, net of offering expenses	1,807,143	18	47,653	—	—	47,671
Stock issued - Greer Bancshares Incorporated acquisition	1,784,831	18	54,063	—	—	54,081
Stock awards	60,031	1	108	—	—	109
Vested stock awards surrendered in cashless exercise	(14,925)	—	(186)	(251)	—	(437)
Stock-based compensation expense, net	—	—	319	—	—	319
Net income	—	—	—	4,904	—	4,904
Dividends declared to stockholders	—	—	—	(576)	—	(576)
Other comprehensive income, net of tax	—	—	—	—	2,193	2,193
Balance, March 31, 2017	16,185,408	$162	168,113	102,528	651	271,454

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months
	Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$4,904	3,643
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned discount/premiums on investments, net	834	903
Accretion of deferred loan fees	(251)	(122)
Accretion of acquired loans	(372)	—
Amortization of core deposit intangibles	133	86
Gain on sale of available-for-sale securities, net	(185)	(417)
Mortgage banking income	(3,608)	(3,175)
Originations of loans held for sale	(195,583)	(204,477)
Proceeds from sale of loans held for sale	209,466	217,622
Loss on extinguishment of debt	—	9
Provision for mortgage loan repurchase losses	(225)	(250)
Mortgage loan losses paid, net of recoveries	(72)	(21)
Fair value adjustments on interest rate swaps	58	281
Stock-based compensation	319	370
Increase in cash surrender value of bank owned life insurance	(211)	(229)
Depreciation	568	472
Loss (gain) on disposals of premises and equipment	3	(1)
Loss on sale of real estate acquired through foreclosure	(6)	(5)
Originations of mortgage servicing rights	(1,429)	(1,045)
Amortization of mortgage servicing rights	669	532
(Increase) decrease in:
Accrued interest receivable	(170)	(171)
Other assets	(5,156)	(2,423)
Increase (decrease) in:
Accrued interest payable	105	17
Dividends payable to stockholders	74	1
Accrued expenses and other liabilities	(1,031)	(1,823)
Cash flows provided by operating activities	8,834	9,777

	Continued

	For the Three Months
	Ended March 31,
	2017	2016
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(85,787)	(55,688)
Maturities, payments and calls	11,877	12,665
Proceeds from sales	37,697	34,478
Increase in other investments	(7)	(228)
Decrease in Federal Home Loan Bank stock	189	2,150
Increase in loans receivable, net	(43,725)	(41,084)
Purchase of premises and equipment	(1,931)	(417)
Proceeds from disposals of premises and equipment	—	1
Proceeds from sale of real estate acquired through foreclosure	29	1,288
Purchase of bank owned life insurance	—	(25)
Net cash received for acquisitions	37,622	—
Cash flows used in investing activities	(44,036)	(46,860)

Cash flows from financing activities:
Net increase in deposit accounts	38,394	96,244
Net decrease in Federal Home Loan Bank advances	(8,000)	(55,009)
Net increase (decrease) in drafts outstanding	906	(459)
Net increase in advances from borrowers for insurance and taxes	979	333
Cash dividends paid on common stock	(502)	(361)
Proceeds from issuance of common stock	47,671
Net increase in excess tax benefit in connection with equity awards	—	15
Cash flows provided by financing activities	79,448	40,763
Net increase in cash and cash equivalents	44,246	3,680
Cash and cash equivalents, beginning of period	24,352	26,627
Cash and cash equivalents, end of period	$68,598	30,307

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$2,037	2,070
Income taxes paid, net of refunds	19	1,931

Noncash investing and financing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$281	—

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

At March 31, 2017, statutory business trusts (“Trusts”) created or acquried by the Company had outstanding trust preferred securities with a balance of $23.3 million. The principal assets of the Trusts are the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $806,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 10, 2017. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10-K.

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

The Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share payable on its common stock. The cash dividend will be payable on July 6, 2017 to stockholders of record as of June 15, 2017.

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

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification (“ASC”) to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The amendments did not have a material effect on the financial statements

In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

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

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows become effective as of January 1, 2017. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the new guidance in the second quarter of 2016. These amendments did not have a material impact to the Company’s financial position, results of operations, and cash flows.

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

In December 2016, the FASB issued amendments to clarify the ASC, correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (December 14, 2016) for amendments that did not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. These amendments did not have a material effect on the Company’s financial statements.

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic of the ASC. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance will be effective for the Company for [reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the Accounting Standards Codification. The ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

In January 2017, the FASB amended the Goodwill and Other Topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2017, the FASB amended the Other Income Topic of the Accounting Standards Codification to clarify the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the Accounting Standards Codification related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – BUSINESS COMBINATIONS

Acquisition of Greer Bancshares Incorporated

On March 18, 2017, the Company completed its acquisition of Greer Bancshares Incorporated (“Greer”), the holding company for Greer State Bank, pursuant to the Agreement and Plan of Merger, dated as of November 7, 2016. Under the terms of the merger agreement, each share of Greer common stock was converted into the right to receive $18.00 in cash or 0.782 shares of the Company’s common stock, or a combination thereof, subject to certain limitations.

The following table presents a summary of total consideration paid by the Company at the acquisition date (dollars in thousand).

Common stock issued (1,784,831 shares at $30.30 per share)	$54,080
Cash payments to common stockholders	4,565
Total consideration paid	$58,645

The assets acquired and liabilities assumed from Greer were recorded at their fair value as of the closing date of the merger. Fair values were preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values became available. Goodwill of $33.0 million was initially recorded at the time of the acquisition. The following table summarizes the consideration paid by the Company in the merger with Greer and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

	As Reported	Fair Value		As Recorded by
March 18, 2017	by Greer	Adjustments		the Company
	(In thousands)
Assets
Cash and cash equivalents	$42,187	—		42,187
Investments	121,374	—		121,374
Loans receivable	205,209	(10,559	) (a)	194,650
Loans held for sale	105	—		105
Allowance for loan losses	(3,198)	3,198	(b)	—
Premises and equipment	3,928	4,202	(c)	8,130
Foreclosed assets	42	—		42
Core deposit intangible	—	4,480	(d)	4,480
Deferred tax asset, net	3,831	(1,434	) (e)	2,397
Other assets	11,367	(241	) (f)	11,126
Total assets acquired	$384,845	(354)		384,491

Liabilities
Deposits	$310,866	200	(g)	311,066
Long-term debt	43,712	(3,510	) (h)	40,202
Accrued expenses and other liabilities	7,086	512	(i)	7,598
Total liabilities assumed	$361,664	(2,798)		358,866
Net assets acquired				25,625
Total consideration paid				58,645
Goodwill				$33,020

Explanation of fair value adjustments:

(a)	Adjustment reflects the fair value adjustment based on the Company’s third party valuation report.
(b)	Adjustment reflects the elimination of Greer’s historical allowance for loan losses.
(c)	Adjustment reflects fair value adjustments on acquired branch and administrative offices based on third party appraisals.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Company’s third party valuation report.
(e)	Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(f)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other assets.
(g)	Adjustments reflects the fair value adjustment based on Company’s third party valuation report.
(h)	Adjustments reflects the fair value adjustment based on Company’s third party valuation report.
(i)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.

The following table presents additional information related to the purchased credit impaired (“PCI”) acquired loan portfolio at March 18, 2017 (in thousands):

Contractual principal and interest at acquisition	$37,683
Nonaccretable difference	7,248
Expected cash flows at acquisition	30,434
Accretable yield	4,995
Basis in PCI loans at acquisition - estimated fair value	$25,439

Supplemental Pro Forma Information - Unaudited

The table below presents supplemental pro forma information as if the Greer acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2016. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $1.3 million for the three months ended March 31, 2017, are included in the Company’s consolidated statements of operations and are not included in the pro forma statements below. Net interest income and net income recorded from the merger date to March 31, 2017 was approximately $520,000 and $403,000, respectively.

	For the Three Months Ended
	March 31,
	2017	2016
	(In thousands, except share data)
Net interest income	$17,899	$14,287
Net income (a)	$6,048	$4,673

Weighted average shares outstanding:
Basic (b)	15,704,542	13,531,405
Diluted (b)	15,924,072	13,763,632

Earnings per common share:
Basic	$0.39	$0.35
Diluted	$0.38	$0.34

(a) Supplemental pro forma net income includes the impact of certain fair value adjustments. Supplemental pro forma net income does not include assumptions on cost saves or impact of merger related expenses.

(b) Weighted average shares outstanding include the full effect of the common stock issued in connection with the Greer acquisition as of the earliest reporting date.

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

The following table presents a summary of total consideration paid by the Company at the acquisition date (dollars in thousands).

Common stock issued (508,910 shares at $16.80 per share)	$8,557
Cash payments to common stockholders	5,724
Preferred shares assumed and redeemed at par	1,564
Fair value of Congaree stock options assumed - paid out in cash	439
Total consideration paid	$16,284
15

The following table presents the Congaree assets acquired and liabilities assumed as of June 11, 2016 as well as the related fair value adjustments and determination of goodwill. There have been no adjustments to initial fair values recorded by the Company for the Congaree acquisition to date.

	As Reported by Congaree	Fair Value Adjustments		As Recorded by the Company
	(In thousands)
Assets
Cash and cash equivalents	$11,394	—		11,394
Securities	9,453	(59	) (a)	9,394
Loans	78,712	(4,111	) (b)	74,601
Allowance for loan losses	(1,112)	1,112	(c)	—
Premises and equipment	2,712	38	(d)	2,750
Foreclosed assets	1,710	(250	) (e)	1,460
Core deposit intangible	—	1,104	(f)	1,104
Deferred tax asset	1,813	915	(g)	2,728
Other assets	942	(152	) (h)	790
Total assets acquired	$105,624	(1,403)		104,221

Liabilities
Deposits	$89,227	98	(i)	89,325
Borrowings	2,500	—		2,500
Other liabilities	378	—		378
Total liabilities assumed	$92,105	98		92,203
Net assets acquired				12,018
Total consideration paid				16,284
Goodwill				$4,266

Explanation of fair value adjustments:
(a)	Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b)	Adjustment reflects the fair value adjustment based on the Company’s third party valuation report.
(c)	Adjustment reflects the elimination of Congaree’s historical allowance for loan losses.
(d)	Adjustment reflects fair value adjustments on acquired branch and administrative offices.
(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the foreclosed assets.
(f)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Company’s third party valuation report.
(g)	Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(h)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other assets.
(i)	Adjustment reflects the fair value adjustment based on the Company’s third party evaluation report on deposits assumed.
16

NOTE 3 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available-for-sale at March 31, 2017 and December 31, 2016 follows:

	March 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(In thousands)
Securities available-for-sale:
Municipal securities	$148,946	2,570	(660)	150,856	92,792	1,475	(1,055)	93,212
US government agencies	35,406	332	(38)	35,700	3,438	—	(52)	3,386
Collateralized loan obligations	84,212	188	(63)	84,337	76,202	138	(91)	76,249
Corporate securities	474	15	—	489	474	17	—	491
Mortgage-backed securities:
Agency	144,592	1,304	(587)	145,309	90,477	995	(486)	90,986
Non-agency	68,844	431	(257)	69,018	63,628	424	(188)	63,864
Total mortgage-backed securities	213,436	1,735	(844)	214,327	154,105	1,419	(674)	154,850
Trust preferred securities	11,204	872	(3,655)	8,421	11,203	545	(4,584)	7,164
Total	$493,678	5,712	(5,260)	494,130	338,214	3,594	(6,456)	335,352

The Company had no held-to-maturity securities as of March 31, 2017 or December 31, 2016. During the second quarter of 2016, the Company tainted its securities held-to-maturity portfolio as a result of a change in the intent to hold these securities until maturity to provide opportunities to maximize its asset utilization. As a result, the securities were moved to available-for-sale resulting in an increase to accumulated other comprehensive income of $655,000.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2017 follows:

	At March 31, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$302	302
One to five years	3,667	3,684
Six to ten years	88,515	88,805
After ten years	401,194	401,339
Total	$493,678	494,130

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months
	Ended March 31,
	2017	2016
	(In thousands)
Proceeds	$37,697	34,478

Realized gains	$373	534
Realized losses	(188)	(117)
Total investment securities gains, net	$185	417

At March 31, 2017, the Company had pledged securities with a market value of $14.9 million for Federal Home Loan Bank (“FHLB”) advances.

At March 31, 2017, the Company has pledged $77.6 million of securities to secure public agency funds.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At March 31, 2017
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
				(In thousands)
Available-for-sale:
Municipal securities	$37,685	37,025	(660)	—	—	—	37,685	37,025	(660)
US government agencies	7,129	7,091	(38)	—	—	—	7,129	7,091	(38)
Collateralized loan obligations	19,500	19,468	(32)	8,500	8,469	(31)	28,000	27,937	(63)
Mortgage-backed securities:
Agency	62,055	61,586	(469)	9,672	9,554	(118)	71,727	71,140	(587)
Non-agency	10,660	10,475	(185)	8,214	8,142	(72)	18,874	18,617	(257)
Total mortgage-backed securities	72,715	72,061	(654)	17,886	17,696	(190)	90,601	89,757	(844)
Trust preferred securities	—	—	—	10,001	6,346	(3,655)	10,001	6,346	(3,655)
Total	$137,029	135,645	(1,384)	36,387	32,511	(3,876)	173,416	168,156	(5,260)
18

	At December 31, 2016
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
				(In thousands)
Available-for-sale:
Municipal securities	$40,479	39,424	(1,055)	—	—	—	40,479	39,424	(1,055)
US government agencies	3,438	3,386	(52)	—	—	—	3,438	3,386	(52)
Collateralized loan obligations	16,792	16,748	(44)	8,500	8,453	(47)	25,292	25,201	(91)
Mortgage-backed securities:
Agency	33,323	32,960	(363)	10,125	10,002	(123)	43,448	42,962	(486)
Non-agency	9,357	9,240	(117)	8,801	8,730	(71)	18,158	17,970	(188)
Total mortgage-backed securities	42,680	42,200	(480)	18,926	18,732	(194)	61,606	60,932	(674)
Trust preferred securities	1,362	1,112	(250)	8,667	4,333	(4,334)	10,029	5,445	(4,584)
Total	$104,751	102,870	(1,881)	36,093	31,518	(4,575)	140,844	134,388	(6,456)

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

As of March 31, 2017, trust preferred securities had an amortized cost of $11.2 million and a fair value of $8.4 million. For each trust preferred security, impairment testing is performed on a quarterly basis using a detailed cash flow analysis. The major assumptions used during the quarterly impairment testing are described in the subsequent paragraph.

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

Based on the cash flow analysis performed at period end, management believes that there are no additional securities other-than-temporarily impaired at March 31, 2017.

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

At March 31, 2017 and December 31, 2016, the Company had 96 and 81, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, mortgage-backed securities (agency and non-agency), and trust preferred securities summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows as needed, and determined that no OTTI expense was necessary during 2017 or 2016.

Management believes that there are no additional securities other-than-temporarily impaired at March 31, 2017. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

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

The derivative positions of the Company at March 31, 2017 and December 31, 2016 are as follows:

	At March 31,		At December 31,
	2017		2016
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$559	45,000	421	30,000
Non-hedging derivatives:
Interest rate swaps	552	20,000	532	20,000
Mortgage loan interest rate lock commitments	1,827	136,592	1,113	117,439
Mortgage loan forward sales commitments	288	15,670	153	94,001
Total derivative assets	$3,226	217,262	2,219	261,440

Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	$234	10,000	195	10,000
Mortgage-backed securities forward sales commitments	448	96,000	147	22,784
Total derivative liabilities	$682	106,000	342	32,784

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

Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability on the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in “mortgage banking income” within noninterest income in the consolidated statements of operations.

Interest Rate Swaps

The Company enters into interest rate swaps that do not meet the hedge accounting requirements and are recorded at fair value as a derivative asset or liability. Interest rate swaps that are not designated as hedges are primarily used to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches. Fair value changes are recognized in noninterest income as “fair value adjustments on interest rate swaps.”

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

The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company purchases nationally syndicated commercial and industrial loans. These loans typically have terms of seven years and are generally tied to a floating rate index such as LIBOR or prime. To effectively manage this line of business, the Company has an experienced senior lending executive with relevant experience to manage this area of this segement of the loan portfolio. In addition, the Company engaged a consulting firm that specializes in syndicated loans to assist in monitoring performance analytics. As of March 31, 2017 and December 31, 2016, there were approximately $80.2 million and $91.5 million in syndicated loans outstanding. Syndicated loans are grouped within commercial business loans below.

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

Loans receivable, net at March 31, 2017 and December 31, 2016 are summarized by category as follows:

	At March 31,		At December 31,
	2017		2016
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$472,764	33.36%	$411,399	34.91%
Home equity	52,298	3.69%	36,026	3.06%
Commercial real estate	540,415	38.14%	445,344	37.80%
Construction and development	150,738	10.64%	115,682	9.82%
Consumer loans	10,411	0.73%	5,714	0.48%
Commercial business loans	190,384	13.44%	164,101	13.93%
Total gross loans receivable	1,417,010	100.00%	1,178,266	100.00%
Less:
Allowance for loan losses	10,715		10,688
Total loans receivable, net	$1,406,295		$1,167,578
24

Included in the loan totals were $303.2 million and $119.4 million in loans acquired through acquisitions at March 31, 2017 and December 31, 2016, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

There are two methods to account for acquired loans as part of a business combination. Acquired loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds in accordance with ASC 310-30 and are considered purchased credit impaired (“PCI”) loans. All other acquired loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value in accordance with ASC 310-20.

PCI loans are aggregated into pools of loans based on common risk characteristics such as the type of loan, payment status, or collateral type. The Company estimates the amount and timing of expected cash flows for each purchased loan pool and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the pool (accretable yield). The excess of the pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

At March 31, 2017, the outstanding balance and recorded investment of PCI loans was $31.9 million and $25.3 million, respectively. The Company had no PCI loans prior to 2017. The following table presents changes in the value of the accretable yield for PCI loans for three months ended March 31, 2017 (in thousands):

For the Three Months
Ended March 31, 2017
(In thousands)
Accretable yield, beginning of period	$—
Additions	4,995
Accretion	(102)
Reclassification from nonaccretable balance, net	—
Other changes, net	—
Accretable yield, end of period	$4,893

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At March 31,		At December 31,
	2017		2016
	(Dollars in thousands)
Variable rate loans	$535,935	37.82%	$455,589	38.67%
Fixed rate loans	881,075	62.18%	722,677	61.33%
Total loans outstanding	$1,417,010	100.00%	$1,178,266	100.00%
25

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended March 31, 2017
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
				(In thousands)
Balance, beginning of period	$2,636	197	3,344	1,132	80	2,805	494	10,688
Provision for loan losses	(114)	39	244	(190)	35	(329)	315	—
Charge-offs	(17)	—	—	—	(9)	—	—	(26)
Recoveries	1	—	25	1	4	22	—	53
Balance, end of period	$2,506	236	3,613	943	110	2,498	809	10,715

	For the Three Months Ended March 31, 2016
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,903	151	3,402	1,138	27	2,100	420	10,141
Provision for loan losses	(98)	1	(37)	90	(2)	66	(20)	—
Charge-offs	—	—	—	—	(2)	—	—	(2)
Recoveries	58	—	—	3	6	27	—	94
Balance, end of period	$2,863	152	3,365	1,231	29	2,193	400	10,233
26

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At March 31, 2017:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$43	54	48	—	—	23	—	168
Collectively evaluated for impairment	2,463	182	3,565	943	110	2,475	809	10,547
	$2,506	236	3,613	943	110	2,498	809	10,715

Loans receivable ending balances:
Individually evaluated for impairment	$4,460	1,114	5,055	491	19	247	—	11,386
Collectively evaluated for impairment	461,515	50,884	523,626	145,506	10,336	188,450	—	1,380,317
Purchased Credit-Impaired Loans	6,789	300	11,734	4,741	56	1,687	—	25,307
Total loans receivable	$472,764	52,298	540,415	150,738	10,411	190,384	—	1,417,010

At December 31, 2016:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$27	29	92	—	—	9	—	157
Collectively evaluated for impairment	2,609	168	3,252	1,132	80	2,796	494	10,531
	$2,636	197	3,344	1,132	80	2,805	494	10,688

Loans receivable ending balances:
Individually evaluated for impairment	$4,668	108	5,247	507	24	267	—	10,821
Collectively evaluated for impairment	406,731	35,918	440,097	115,175	5,690	163,834	—	1,167,445
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	—	1,178,266
27

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of March 31, 2017 and December 31, 2016. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At March 31, 2017			At December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,833	4,073	—	4,125	4,366	—
Home equity	839	839	—	—	—	—
Commercial real estate	4,041	4,041	—	4,011	4,011	—
Construction and development	491	491	—	507	507	—
Consumer loans	19	19	—	24	24	—
Commercial business loans	36	37	—	258	258	—
	9,259	9,500	—	8,925	9,166	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	627	627	43	543	543	27
Home equity	275	275	54	108	108	29
Commercial real estate	1,014	1,014	48	1,236	1,236	92
Construction and development	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial business loans	211	211	23	9	9	9
	2,127	2,127	168	1,896	1,896	157

Total:
Loans secured by real estate:
One-to-four family	4,460	4,700	43	4,668	4,909	27
Home equity	1,114	1,114	54	108	108	29
Commercial real estate	5,055	5,055	48	5,247	5,247	92
Construction and development	491	491	—	507	507	—
Consumer loans	19	19	—	24	24	—
Commercial business loans	247	248	23	267	267	9
	$11,386	11,627	168	10,821	11,062	157
28

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
		(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,827	36	3,076	11
Home equity	541	3	—	—
Commercial real estate	4,070	136	10,753	136
Construction and development	491	—	25	—
Consumer loans	20	1	65	(4)
Commercial business loans	38	17	318	4
	8,987	193	14,237	147

With an allowance recorded:
Loans secured by real estate:
One-to-four family	597	3	518	5
Home equity	192	1	—	—
Commercial real estate	1,019	66	1,671	—
Construction and development	—	—	475	—
Consumer loans	—	—	—	—
Commercial business loans	217	6	198	(1)
	2,025	76	2,862	4

Total:
Loans secured by real estate:
One-to-four family	4,424	39	3,594	16
Home equity	733	4	—	—
Commercial real estate	5,089	202	12,424	136
Construction and development	491	—	500	—
Consumer loans	20	1	65	(4)
Commercial business loans	255	23	516	3
	$11,012	269	17,099	151
29

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of March 31, 2017 and December 31, 2016.

	At March 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$1,526	15	1,536	90	181	11	3,359
60-89 days past due	27	13	—	—	—	—	40
90 days or more past due	3,123	772	135	491	6	623	5,150
Total past due	4,676	800	1,671	581	187	634	8,549
Current	468,088	51,498	538,744	150,157	10,224	189,750	1,408,461
Total loans receivable	$472,764	52,298	540,415	150,738	10,411	190,384	1,417,010

	At December 31, 2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$3,864	379	206	62	55	136	4,702
60-89 days past due	635	497	—	—	3	—	1,135
90 days or more past due	3,170	108	334	507	26	16	4,161
Total past due	7,669	984	540	569	84	152	9,998
Current	403,730	35,042	444,804	115,113	5,630	163,949	1,168,268
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

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

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at March 31, 2017 and December 31, 2016.

	At March 31,	At December 31,
	2017	2016
	(In thousands)
Loans secured by real estate:
One-to-four family	$3,098	3,256
Home equity	772	108
Commercial real estate	1,546	1,703
Construction and development	491	507
Consumer loans	7	27
Commercial business loans	17	24
	$5,931	5,625

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of March 31, 2017 and December 31, 2016.

	At March 31, 2017
	Real Estate Loans
	One-to-		Commercial Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$466,380	50,881	535,087	147,728	10,384	186,113	1,396,573
Special Mention	1,934	231	2,749	427	20	2,236	7,597
Substandard	4,450	1,186	2,579	2,583	7	2,035	12,840
Total loans receivable	$472,764	52,298	540,415	150,738	10,411	190,384	1,417,010

Performing	$469,666	51,526	538,869	150,247	10,404	190,367	1,411,079
Nonperforming:
Nonaccrual	3,098	772	1,546	491	7	17	5,931
Total nonperforming	3,098	772	1,546	491	7	17	5,931
Total loans receivable	$472,764	52,298	540,415	150,738	10,411	190,384	1,417,010

	At December 31,2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$407,612	35,903	442,323	114,751	5,683	162,235	1,168,507
Special Mention	438	15	1,318	424	19	1,849	4,063
Substandard	3,349	108	1,703	507	12	17	5,696
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

Performing	$408,143	35,918	443,641	115,175	5,687	164,077	1,172,641
Nonperforming:
Nonaccrual	3,256	108	1,703	507	27	24	5,625
Total nonperforming	3,256	108	1,703	507	27	24	5,625
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

As of March 31, 2017, the Company had $911,000 in PCI loans that were 90 days or more and still accuring. There were no loans 90 days or more and still accruing at December 31, 2016.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

Troubled Debt Restructurings

At March 31, 2017, there were $6.6 million in loans designated as troubled debt restructurings of which $5.5 million were accruing. At December 31, 2016, there were $6.4 million in loans designated as troubled debt restructurings of which $5.2 million were accruing.

There was one loan with a premodification and post modification balance of $342,000 identified as a troubled debt restructuring during the three months ended March 31, 2017 due to a payment structure change. There were no loans designated as troubled debt restructuring during the three months ended March 31 2016.

No loans previously restructured in the twelve months prior to March 31, 2017 and 2016 went into default during the three months March 31, 2017 and 2016.

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in real estate acquired through foreclosure for the periods ended March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$1,179	2,374
Additions	323	2,630
Sales	(23)	(3,810)
Write downs	—	(15)
Balance at end of period	$1,479	1,179

A summary of the composition of real estate acquired through foreclosure follows:

	At March 31,	At December 31,
	2017	2016
	(In thousands)
Real estate loans:
One-to-four family	$239	—
Construction and development	1,240	1,179
	$1,479	1,179
33

NOTE 7 - DEPOSITS

Deposits outstanding by type of account at March 31, 2017 and December 31, 2016 are summarized as follows:

	At March 31,	At December 31,
	2017	2016
	(In thousands)
Noninterest-bearing demand accounts	$298,365	229,905
Interest-bearing demand accounts	309,961	191,851
Savings accounts	66,506	48,648
Money market accounts	363,600	292,639
Certificates of deposit:
Less than $250,000	524,836	467,937
$250,000 or more	44,452	27,280
Total certificates of deposit	569,288	495,217
Total deposits	$1,607,720	1,258,260

The aggregate amount of brokered certificates of deposit was $86.2 million and $98.3 million at March 31, 2017 and December 31, 2016, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $49.9 million and $44.3 million at March 31, 2017 and December 31, 2016, respectively.

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

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2017 and December 31, 2016 are as follows:

	At March 31, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$21,456	21,456	21,456	—	—
Interest-bearing cash	36,582	36,582	36,582	—	—
Federal funds sold	10,560	—	10,560	—	—
Securities available-for-sale	494,130	494,130	—	494,130	—
Federal Home Loan Bank stock	12,478	12,478	—	—	12,478
Other investments	2,116	2,116	—	—	2,116
Derivative assets	3,226	3,226	1,111	2,115	—
Loans held for sale	21,399	21,399	—	21,399	—
Loans receivable, net	1,406,295	1,407,232	—	—	1,407,232
Accrued interest receivable	6,726	6,726	—	6,726	—
Mortgage servicing rights	15,792	21,933	—	—	21,933

Financial liabilities:
Deposits	1,607,720	1,605,218	—	1,605,218	—
Short-term borrowed funds	214,500	213,865	—	213,865	—
Long-term debt	55,304	55,272	—	55,272	—
Derivative liabilities	682	682	234	448	—
Accrued interest payable	690	690	—	690	—

	At December 31, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$9,761	9,761	9,761	—	—
Interest-bearing cash	14,591	14,591	14,591	—	—
Securities available-for-sale	335,352	335,352	—	335,352	—
Federal Home Loan Bank stock	11,072	11,072	—	—	11,072
Other investments	1,768	1,768	—	—	1,768
Derivative assets	2,219	2,219	953	1,266	—
Loans held for sale	31,569	31,569	—	31,569	—
Loans receivable, net	1,167,578	1,173,118	—	—	1,173,118
Accrued interest receivable	5,373	5,373	—	5,373	—
Mortgage servicing rights	15,032	20,961	—	—	20,961

Financial liabilities:
Deposits	1,258,260	1,256,119	—	1,256,119	—
Short-term borrowed funds	203,000	202,455	—	202,455	—
Long-term debt	38,465	38,442	—	38,442	—
Derivative liabilities	342	342	195	147	—
Accrued interest payable	327	327	—	327	—

	At March 31, 2017		At December 31, 2016
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$141,082	—	111,446	—
Standby letters of credit	3,521	—	2,248	—

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

Securities Available-for-Sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At March 31, 2017 and December 31, 2016, the Company’s investment securities available-for-sale are recurring Level 2 except for trust preferred securities which are determined to be Level 3.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2017 and December 31, 2016:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2017
Available-for-sale investment securities:
Municipal securities	$—	150,856	—
US government agencies	—	35,700	—
Collateralized loan obligations	—	84,337	—
Corporate securities	—	489	—
Mortgage-backed securities:
Agency	—	145,309	—
Non-agency	—	69,018	—
Trust Preferred Securities	—	8,421	—
Loans held for sale	—	21,399	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	559	—	—
Non-hedging derivatives:
Interest rate swaps	552	—	—
Mortgage loan interest rate lock commitments	—	1,827	—
Mortgage loan forward sales commitments	—	288	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	234	—	—
Mortgage-backed securities forward sales commitments	—	448	—
Total	$1,345	515,092	0

December 31, 2016
Available-for-sale investment securities:
Municipal securities	$—	93,212	—
US government agencies	—	3,386	—
Collateralized loan obligations	—	76,249	—
Corporate securities	—	491	—
Mortgage-backed securities:
Agency	—	90,986	—
Non-agency	—	63,864	—
Trust preferred securities	—	7,164	—
Loans held for sale	—	31,569	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	421	—	—
Non-hedging derivatives:
Interest rate swaps	532	—	—
Mortgage loan interest rate lock commitments	—	1,113	—
Mortgage loan forward sales commitments	—	153	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	195	—	—
Mortgage-backed securities forward sales commitments	—	147	—
Total	$1,148	368,334	0
42

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2017 and December 31, 2016:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2017
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,417
Home equity	—	—	1,060
Commercial real estate	—	—	5,007
Construction and development	—	—	491
Consumer loans	—	—	19
Commercial business loans	—	—	224
Real estate owned:
One-to-four family	—	—	239
Construction and development	—	—	1,240
Mortgage servicing rights	—	—	21,933
Total	$—	—	34,630

December 31, 2016
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,641
Home equity	—	—	79
Commercial real estate	—	—	5,155
Construction and development	—	—	507
Consumer loans	—	—	24
Commercial business loans	—	—	258
Real estate owned:
One-to-four family	—	—	—
Commercial real estate	—	—	—
Construction and development	—	—	1,179
Mortgage servicing rights	—	—	20,961
Total	$—	—	32,804
43

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2017 and December 31, 2016
		Significant	Significant Unobservable
	Valuation Technique	Observable Inputs	Inputs
Impaired Loans	Appraisal Value	Appraisals and or sales of	Appraisals discounted 10% to 20% for
		comparable properties	sales commissions and other holding costs

Real estate owned	Appraisal Value/	Appraisals and or sales of	Appraisals discounted 10% to 20% for
	Comparison Sales/	comparable properties	sales commissions and other holding costs
Other estimates

Mortgage Servicing Rights	Discounted cash flows	Comparable sales	Discount rates 12% - 13% - 2017 and 2016
Prepayment rate 7% - 8% - 2017 and 2016

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

The following is a summary of the reconciliation of weighted average shares outstanding for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	13,919,711	13,919,711	11,746,574	11,746,574
Effect of dilutive securities	—	219,530	—	232,227
Weighted average shares outstanding	13,919,711	14,139,241	11,746,574	11,978,801

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of March 31, 2017 and 2016 used to calculate book value per share:

	As of March 31,
	2017	2016
Issued and outstanding shares	16,185,408	12,051,615
Less nonvested restricted stock awards	(227,439)	(302,028)
Period end dilutive shares	15,957,969	11,749,587
44

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

The following tables present selected financial information for the Company’s reportable business segments for the three months ended March 31, 2017 and 2016:

	Community	Mortgage
For the Three Months Ended March 31, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$17,257	395	6	12	17,670
Interest expense	2,218	12	182	(12)	2,400
Net interest income (expense)	15,039	383	(176)	24	15,270
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	2,419	4,812	—	—	7,231
Intersegment noninterest income	242	34	—	(276)	—
Noninterest expense	11,324	4,053	209	—	15,586
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	6,376	936	(387)	(10)	6,915
Income tax expense (benefit)	1,867	291	(143)	(4)	2,011
Net income (loss)	$4,509	645	(244)	(6)	4,904

	Community	Mortgage
For the Three Months Ended March 31, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$12,944	369	5	42	13,360
Interest expense	1,939	5	148	(5)	2,087
Net interest income (expense)	11,005	364	(143)	47	11,273
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	2,133	4,143	—	—	6,276
Intersegment noninterest income	243	19	—	(262)	—
Noninterest expense	8,429	3,680	159	—	12,268
Intersegment noninterest expense	—	241	2	(243)	—
Income (loss) before income taxes	4,952	605	(304)	28	5,281
Income tax expense (benefit)	1,539	204	(116)	11	1,638
Net income (loss)	$3,413	401	(188)	17	3,643
45

The following tables present selected financial information for the Company’s reportable business segments for March 31, 2017 and December 31, 2016:

	Community	Mortgage
At March 31, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$2,178,608	70,688	298,319	(365,506)	2,182,109
Loans receivable, net	1,383,117	27,757	—	(4,579)	1,406,295
Loans held for sale	1,302	20,097	—	—	21,399
Deposits	1,620,575	—	—	(12,855)	1,607,720
Borrowed funds	246,500	4,000	23,304	(4,000)	269,804

	Community	Mortgage
At December 31, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,678,541	78,315	179,681	(252,801)	1,683,736
Loans receivable, net	1,151,704	27,433	—	(11,559)	1,167,578
Loans held for sale	2,159	29,410	—	—	31,569
Deposits	1,263,030	—	—	(4,770)	1,258,260
Borrowed funds	226,000	10,990	15,465	(10,990)	241,465

46

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 and assesses our financial condition as of March 31, 2017 as compared to December 31, 2016. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2016 included in our Form 10-K for that period. Results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

Cautionary Warning Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, the following:

•	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;

•	changes in economic conditions, either nationally or regionally and especially in our primary market areas, resulting in, among other things, a deterioration in credit quality;

•	changes in interest rates, or changes in regulatory environment resulting in a decline in our mortgage production and a decrease in the profitability of our mortgage banking operations;

•	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the South Carolina, southeastern North Carolina and national real estate markets;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	the rate of loan growth in recent or future years;

•	our ability to attract and retain key personnel;

•	our ability to retain our existing customers, including our deposit relationships;

•	significant increases in competitive pressure in the banking and financial services industries;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Act and regulations adopted thereunder, changes in federal or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking, mortgage banking, and financial service industries;

•	changes occurring in business conditions and inflation;
47

•	increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding;

•	our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations;

•	changes in deposit flows;

•	changes in technology;

•	changes in monetary and tax policies;
•	changes in accounting policies, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the FASB;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;

•	our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our liquidity and working capital requirements;

•	competitive pressures among depository and other financial institutions;

•	the growth rates of the markets in which we compete;

•	our anticipated strategies for growth and sources of new operating revenues;

•	our current and future products, services, applications and functionality and plans to promote them;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	the evolution of technology affecting our products, services and markets;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	management compensation and the methodology for its determination;

•	our ability to compete in our industry and innovation by our competitors;
•	increased cybersecurity risk, including potential business disruptions or financial losses;

•	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and

•	estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices and stock-based compensation.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements prove to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q and our other reports filed pursuant to the Securities Exchange Act of 1934. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

Company Overview

 Carolina Financial Corporation is a Delaware corporation holding company registered under the Bank Holding Company Act of 1956, as amended. Its primary business is to serve as the holding company to CresCom Bank, a South Carolina state-chartered bank. CresCom Bank operates Crescent Mortgage Company and Carolina Service Corporation of Charleston as wholly-owned subsidiaries of CresCom Bank. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is a wholesale mortgage company that provides mortgage banking services in 48 states and partners with community banks, credit unions and mortgage brokers.

48

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

Recent Events

On January 25, 2017, the Company closed a public offering of 1.8 million shares of its common stock with net proceeds of approximately $47.7 million.

On March 18, 2017, the Company closed its acquisition of Greer Bancshares Incorporated, the holding company for Greer State Bank (“Greer”) ,with the operational conversion completed in April 2017.

49

Executive Summary of Operating Results

The following is a summary of the Company’s financial highlights and significant events in first quarter of 2017:

•	Net income for the first quarter 2017 increased 34.6% to $4.9 million, or $0.35 per diluted share, from $3.6 million, or $0.30 per diluted share for the first quarter of 2016. Included in net income for first quarter 2017 and 2016 were $1.3 million and $186,000 in merger related expenses, respectively.
•	Operating earnings for the first quarter of 2017, which excludes certain non-operating income and expenses, increased 56.1% to $5.7 million, or $0.41 per diluted share, from $3.7 million, or $0.31 per diluted share, from the first quarter of 2016.
•	Performance ratios first quarter of 2017 compared to first quarter of 2016:
o	Return on average assets improved to 1.11% compared to 1.03%.
o	Operating return on average assets improved to 1.30% compared to 1.04%.
o	Return on tangible equity was 9.98% compared to 10.53%.
o	Operating return on tangible equity improved to 11.70% compared to 10.65%.
•	Loans receivable, excluding Greer loans acquired, grew at an annualized rate of 15.7%, or $46.4 million, since December 31, 2016.
•	Allowance for loan losses to non-acquired loans was 0.96% at March 31, 2017 compared to 1.01% at December 31, 2016. Nonperforming assets to total assets were 0.34% at March 31, 2017 compared to 0.40% at December 31, 2016.
•	Total deposits, excluding Greer deposits acquired, increased $35.6 million since December 31, 2016. Core deposits, excluding Greer core deposits acquired, increased $26.6 million since December 31, 2016.

Non-GAAP Financial Measures

Statements included in this management’s discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company’s management uses these non-GAAP financial measures, including: (i) operating earnings; (ii) operating earnings per common share (iii) operating return on average assets, (iv) operating return on average tangible equity, (v) core deposits, (vi) tangible book value and (vii) allowance for loan losses to non-acquired loans.

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

50

The following table presents a reconciliation of Non-GAAP performance measures for operating earnings and corresponding ratios:

(Unaudited)
(In thousands, except share data)
	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Operating Earnings and Performance Ratios:	2017	2016	2016	2016	2016
Income before income taxes	$6,915	7,498	8,939	3,700	5,281
Gain on sale of securities	(185)	(65)	(111)	(113)	(417)
Net loss on extinguishment of debt	—	1,694	118	47	9
Fair value adjustments on interest rate swaps	58	(998)	(99)	226	281
Merger related expenses	1,319	260	—	2,799	186
Operating earnings before income taxes	8,107	8,389	8,847	6,659	5,340
Tax expense (1)	2,358	2,627	2,967	1,555	1,656
Operating earnings (Non-GAAP)	$5,749	5,762	5,880	5,104	3,684

Average equity	210,071	160,991	157,311	145,656	141,311
Average assets	1,768,323	1,651,653	1,626,717	1,482,963	1,412,778

Average Equity	210,071	160,991	157,311	145,656	141,311
Less average intangible assets	(13,510)	(7,979)	(8,092)	(3,076)	(2,917)
Average tangible common equity (Non-GAAP)	196,561	153,012	149,219	142,580	138,394

Operating return on average assets (Non-GAAP)	1.30%	1.40%	1.45%	1.38%	1.04%
Operating return on average equity (Non-GAAP)	10.95%	14.32%	14.95%	14.02%	10.43%
Operating return on average tangible equity (Non-GAAP)	11.70%	15.06%	15.76%	14.32%	10.65%

Weighted average common shares outstanding:
Basic	13,919,711	12,336,420	12,327,921	11,908,282	11,746,574
Diluted	14,139,241	12,585,518	12,535,551	12,076,878	11,978,801
Operating earnings per common share:
Basic (Non-GAAP)	$0.41	0.47	0.48	0.43	0.31
Diluted (Non-GAAP)	$0.41	0.46	0.47	0.42	0.31

As Reported:
Income before income taxes	$6,915	7,498	8,939	3,700	5,281
Tax expense	2,011	2,348	2,998	864	1,638
Net Income	$4,904	5,150	5,941	2,836	3,643

Average equity	210,071	160,991	157,311	145,656	141,311
Average tangible equity (Non-GAAP)	196,561	153,012	149,219	142,580	138,394
Average assets	1,768,323	1,651,653	1,626,717	1,482,963	1,412,778
Return on average assets	1.11%	1.25%	1.46%	0.76%	1.03%
Return on average equity	9.34%	12.80%	15.11%	7.79%	10.31%
Return on average tangible equity (Non-GAAP)	9.98%	13.46%	15.93%	7.96%	10.53%

Weighted average common shares outstanding:
Basic	13,919,711	12,336,420	12,327,921	11,908,282	11,746,574
Diluted	14,139,241	12,585,518	12,535,551	12,076,878	11,978,801
Earnings per common share:
Basic	$0.35	0.42	0.48	0.24	0.31
Diluted	$0.35	0.41	0.47	0.23	0.30

(1)	Tax expense is determined using the effective tax rate reflected in the accompanying income statement for the applicable reporting period.
51

The following table presents a reconciliation of Non-GAAP performance measures of core deposits, tangible book book value per share and acquired and non-acquired loans.

(Unaudited)
(In thousands, except share data)
	At the Month Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Core deposits:
Noninterest-bearing demand accounts	$298,365	229,905	267,892	246,811	200,743
Interest-bearing demand accounts	309,961	191,851	195,792	166,843	147,393
Savings accounts	66,506	48,648	47,035	46,032	41,596
Money market accounts	363,600	292,639	299,960	296,968	257,808
Total core deposits (Non-GAAP)	1,038,432	763,043	810,679	756,654	647,540

Certificates of deposit:
Less than $250,000	524,836	467,937	476,744	480,002	459,789
$250,000 or more	44,452	27,280	24,853	26,532	20,443
Total certificates of deposit	569,288	495,217	501,597	506,534	480,232
Total deposits	$1,607,720	1,258,260	1,312,276	1,263,188	1,127,772

	At the Month Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Tangible book value per share:
Total stockholders’ equity	$271,454	163,190	160,331	155,017	142,390
Less intangible assets	(45,292)	(7,924)	(8,037)	(8,150)	(2,875)
Tangible common equity (Non-GAAP)	$226,162	155,266	152,294	146,867	139,515

Issued and outstanding shares	16,185,408	12,548,328	12,546,220	12,545,282	12,051,615
Less nonvested restricted stock awards	(227,439)	(211,908)	(216,828)	(219,228)	(302,028)
Period end dilutive shares	15,957,969	12,336,420	12,329,392	12,326,054	11,749,587

Total stockholders equity	$271,454	163,190	160,331	155,017	142,390
Divided by period end dilutive shares	15,957,969	12,336,420	12,329,392	12,326,054	11,749,587
Common book value per share	$17.01	13.23	13.00	12.58	12.12

Tangible common equity (Non-GAAP)	$226,162	155,266	152,294	146,867	139,515
Divided by period end dilutive shares	15,957,969	12,336,420	12,329,392	12,326,054	11,749,587
Tangible common book value per share (Non-GAAP)	$14.17	12.59	12.35	11.92	11.87

	At the Month Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Acquired and non-acquired loans:
Acquired loans receivable	$303,244	119,422	129,505	130,228	61,610
Non-acquired loans receivable	1,113,766	1,058,844	1,003,724	937,028	902,411
Total loans receivable	$1,417,010	1,178,266	1,133,229	1,067,256	964,021
% Acquired	21.40%	10.14%	11.43%	12.20%	6.39%

Non-acquired loans	$1,113,766	1,058,844	1,003,724	937,028	902,411
Allowance for loan losses	10,715	10,688	10,340	10,297	10,233
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.96%	1.01%	1.03%	1.10%	1.13%

Total loans receivable	$1,417,010	1,178,266	1,133,229	1,067,256	964,021
Allowance for loan losses	10,715	10,688	10,340	10,297	10,233
Allowance for loan losses to total loans receivable	0.76%	0.91%	0.91%	0.96%	1.06%
52

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2016 Annual Report on Form 10-K. Refer to the notes to our consolidated financial statements in our 2016 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations

Summary

The Company reported net income for the three months ended March 31, 2017 of $4.9 million, or $0.35 per diluted share, as compared to $3.6 million, or $0.30 per diluted share, for the three months ended March 31, 2016. Included in net income for the three months ended March 31, 2017 and 2016 were pretax merger related expenses of $1.3 million and $186,000, respectively.

The increase in earnings per share for the three months ended March 31, 2017 from the three months ended March 31, 2016 was primarily a result of the increase in earnings assets from organic and acquired growth.

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

Net interest income increased to $15.3 million for the three months ended March 31, 2017 from $11.3 million for the three months ended March 31, 2016. The increase in net interest income is a result of the increase in average interest-earning assets balances. The increase in average earnings assets for the three months ended March 31, 2017 is primarily the result of increased balances of loans receivable.

53

The growth in loan balances was primarily the result of the following:

•	On June 11, 2016, the Company acquired approximately $74.6 million of loans, net of purchase accounting adjustments, as part of the acquisition of Congaree. The recorded investment in loans acquired from the Congaree acquisition were $63.9 million as of March 31, 2017.
•	On March 18, 2017, the Company acquired approximately $194.7 million of loans, net of purchase accounting adjustments, as part of the acquisition of Greer. The recorded investment in loans acquired from the Greer acquisition were $192.4 million as of March 31, 2017. The recorded investment as of March 31, 2017 for loans acquired in the acquisition of Greer are presented in the following table:

	At March 31,
	2017
		% of Total
	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$52,536	27.31%
Home equity	17,515	9.10%
Commercial real estate	68,401	35.55%
Construction and development	24,288	12.62%
Consumer loans	4,244	2.21%
Commercial business loans	25,398	13.21%
Total loans receivable, net	$192,382	100.00%

•	Residential mortgage – In addition to selling a portion of its production, the Company has retained a portion of its mortgage production. Due to management’s emphasis on growing the Company’s residential mortgage portfolio, loans receivable within the one-to-four family portfolio has increased $111.4 million since March 31, 2016. This growth includes loans acquired in the acquisition of Congaree and Greer.
•	Commercial lending – The Company continues to expand its commercial lending team in throughout its markets. As a result, gross loans receivable within commercial real estate and construction and development increased $238.9 million since March 31, 2016. This growth includes loans acquired in the acquisition of Congaree and Greer.
54

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

	For The Three Months Ended March 31,
	2017			2016
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans held for sale	$17,827	168	3.83%	25,454	222	3.51%
Loans receivable, net (1)	1,214,777	14,798	4.95%	935,438	10,863	4.67%
Interest-bearing cash	16,384	32	0.79%	9,737	14	0.58%
Securities available for sale	363,505	2,551	2.81%	314,980	2,022	2.57%
Securities held to maturity	—	—	—	17,026	130	3.05%
Dividends from non-equitable securities	10,046	101	4.09%	8,421	97	4.63%
Other investments	4,124	20	1.94%	3,923	12	1.23%
Total interest-earning assets	1,626,663	17,670	4.42%	1,314,979	13,360	4.09%
Non-earning assets	141,660			97,799
Total assets	$1,768,323			1,412,778

Interest-bearing liabilities:
Demand accounts	187,178	115	0.25%	136,634	47	0.14%
Money market accounts	305,275	288	0.38%	237,001	137	0.23%
Savings accounts	84,973	21	0.10%	40,741	13	0.13%
Certificates of deposit	478,310	1,268	1.08%	466,336	1,170	1.01%
Short-term borrowed funds	176,525	355	0.82%	92,967	105	0.45%
Long-term debt	30,538	353	4.70%	95,068	615	2.60%
Total interest-bearing liabilities	1,262,799	2,400	0.77%	1,068,747	2,087	0.79%
Noninterest-bearing deposits	275,069			188,739
Other liabilities	20,384			13,981
Stockholders’ equity	210,071			141,311
Total liabilities and
Stockholders’ equity	$1,768,323			1,412,778
Net interest spread			3.65%			3.30%
Net interest margin	3.82%			3.44%

Net interest margin (tax-equivalent) (2)	3.93%			3.53%
Net interest income		$15,270			11,273

(1)	Average balances of loans include nonaccrual loans.
(2)	The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.
55

Our net interest margin was 3.82%, or 3.93% on a tax-equivalent basis, for the three months ended March 31, 2017 compared to 3.44%, or 3.53% on a tax equivalent basis, for the three months ended March 31, 2016. The increase in margin from period to period is the result of a shift to higher yielding earning assets as well as an increase in yield on loans receivable. Average loans receivable comprised 75.8% of earnings assets for the three months ended March 31, 2017 compared to 73.1% for the three months ended March 31, 2016. The yield on loans receivable during the period also reflect accretion income of $372,000 recognized.

Our net interest spread, which is not on a tax-equivalent basis, was 3.65% for the three months ended March 31, 2017 as compared to 3.30% for the same period in 2016. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 35 basis point increase in net interest spread is a result of the 33 basis point increase in yield on interest-earning assets as well as a 2 basis point decrease in rate paid on interest-bearing liabilities.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended March 31, 2017 and 2016.

	For the Three Months
	Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$10,688	10,141
Provision for loan losses	—	—
Loan charge-offs	(26)	(2)
Loan recoveries	53	94
Balance, end of period	$10,715	10,233

The Company experienced net recoveries of $27,000 and net charge offs of $92,000 for the three months ended March 31, 2017 and 2016, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly decreasing to 0.34% as of March 31, 2017 as compared to 0.40% as of December 31, 2016. No provision expense for loan losses was recorded during the first quarter of 2017 or the year 2016 primarily due to the net recoveries experienced.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three months ended March 31, 2017 and 2016 are presented below:

	For the Three Months
	Ended March 31,
	2017	2016
	(In thousands)
Noninterest income:
Mortgage banking income	$3,608	3,175
Deposit service charges	858	862
Net loss on extinguishment of debt	—	(9)
Net gain on sale of securities	185	417
Fair value adjustments on interest rate swaps	(58)	(281)
Net increase in cash value life insurance	211	229
Mortgage loan servicing income	1,566	1,388
Other	861	495
Total noninterest income	$7,231	6,276

Noninterest income increased $955,000 to $7.2 million for the three months ended March 31, 2017 from $6.3 million for the three months ended March 31, 2016. The increase in noninterest income primarily relates to the increase in mortgage banking income as a result of margin expansion experienced during the quarter

The following table provides a break out of mortgage loan production and mortgage banking income from our retail mortgage team “Community banking” and Crescent Mortgage Company “Wholesale mortgage banking”.

	For the Three Months Ended March 31,
	Loan Originations		Mortgage Banking Income		Margin
	2017	2016	2017	2016	2017	2016
Additional segment information:
Community banking	$14,753	17,679	358	420	2.43%	2.38%
Wholesale mortgage banking	180,830	186,798	3,250	2,755	1.80%	1.47%
Total mortgage banking income	$195,583	204,477	3,608	3,175	1.84%	1.55%

During the three months ended March 31, 2017 and 2016, the Company recognized net gains on sale of available-for-sale securities of $185,000 and $417,000 respectively.

The fair value adjustment on interest rate swaps decreased noninterest income by $58,000 for the three months ended March 31, 2017 compared to a reduction in noninterest income of $281,000 for three months ended March 31, 2016. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The Company uses standalone interest rate swaps to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months
	Ended March 31,
	2017	2016
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$8,609	7,150
Occupancy and equipment	2,182	1,842
Marketing and public relations	381	385
FDIC insurance	100	168
Recovery of mortgage loan repurchase losses	(225)	(250)
Legal expense	65	49
Other real estate expense, net	20	20
Mortgage subservicing expense	486	423
Amortization of mortgage servicing rights	669	532
Merger related expenses	1,319	186
Other	1,980	1,763
Total noninterest expense	$15,586	12,268

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased to $15.6 million for the three months ended March 31, 2017 from $12.3 million for the three months ended March 31, 2016. The increase in noninterest expense for the three months ended March 31, 2017 is primarily the result of an increase in salaries and employee benefits and occupancy and equipment as well as merger related expense related to the acquisition of Greer during the first quarter of 2017. Merger related expenses totaled $1.3 million for the three months ended March 31, 2017 as compared to $186,000 for the three months ended March 31, 2016. In addition, the Company opened a second branch in the Wilmington market during the fourth quarter of 2016.

Income Tax Expense

Our effective tax rate was 29.1% for three month period ended March 31, 2017, compared to 31.0% for the three month period ended March 31, 2016. The decrease in the effective tax rate from period to period is primarily attributable to the increase in interest income on municipal securities during 2017. As of March 31, 2017, municipal securities comprised 30.5% of total securities as compared to 27.8% as of March 31, 2016.

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

At March 31, 2017, our securities portfolio, excluding FHLB stock and other investments, was $494.1 million or approximately 22.6% of our assets. Our available-for-sale securities portfolio included US agency securities, municipal securities, collateralized loan obligations, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $494.1 million and an amortized cost of $493.7 million for a net unrealized gain of $452,000.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

The increase in securities from period to period is attributable to the securities acquired with the acquisition of Greer on March 18, 2017. Securities acquired in the acquisition of Greer were approximately $121.4 million on March 18, 2017. For additional information, see Footnote 2 “Business Combinations” in the accompanying financial statements.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans receivable at March 31, 2017 and December 2016 were $1.4 billion and $1.2 billion, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of March 31, 2017, our loan portfolio included $1.2 billion, or 85.8%, of gross loans secured by real estate. As of December 31, 2016, our loan portfolio included $1.0 billion, or 85.6%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $238.7 million since December 31, 2016. The increase in loans receivable primarily relates to the loans acquired in the acquisition of Greer well as the Bank’s focus on growing residential mortgage and commercial lending. The recorded investment in loans acquired in the acquisition of Greer was $192.4 million as of March 31, 2017. For additional information, see the net interest margin discussion above as well as Note 2 “Business Combinations” in the accompanying financial statements.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At March 31,		At December 31,
	2017		2016
		% of Total		% of Total
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$472,764	33.36%	$411,399	34.91%
Home equity	52,298	3.69%	36,026	3.06%
Commercial real estate	540,415	38.14%	445,344	37.80%
Construction and development	150,738	10.64%	115,682	9.82%
Consumer loans	10,411	0.73%	5,714	0.48%
Commercial business loans	190,384	13.44%	164,101	13.93%
Total gross loans receivable	1,417,010	100.00%	1,178,266	100.00%
Less:
Allowance for loan losses	10,715		10,688
Total loans receivable, net	$1,406,295		$1,167,578

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At March 31, 2017
		After one
	One Year	but within	After five
	or Less	five years	years	Total
		(In thousands)
Loans secured by real estate:
One-to-four family	$21,906	62,671	388,187	472,764
Home equity	7,555	5,894	38,849	52,298
Commercial real estate	53,190	369,002	118,223	540,415
Construction and development	39,749	90,656	20,333	150,738
Consumer loans	2,077	6,668	1,666	10,411
Commercial business loans	19,053	98,283	73,048	190,384
Total gross loans receivable	$143,530	633,174	640,306	1,417,010

Loans maturing - after one year
Variable rate loans				$460,172
Fixed rate loans				813,308
				$1,273,480

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of March 31, 2017 the Company had $911,000 of PCI loans that were 90 days past due and accruing. At December 31 2016, we had no loans 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At March 31,	At December 31,
	2017	2016
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$1,167	1,227
Nonaccrual loans-other	4,764	4,398
Real estate acquired through foreclosure, net	1,479	1,179
Total Non-Performing Assets	$7,410	6,804

Problem Assets not included in Non-Performing Assets-Accruing renegotiated loans outstanding	$5,460	5,216

At March 31, 2017, nonperforming assets were $7.4 million, or 0.34% of total assets. Comparatively, nonperforming assets were $6.8 million, or 0.40% of total assets, at December 31, 2016. Nonperforming loans were 0.42% and 0.48% of gross loans receivable at March 31, 2017 and December 31, 2016, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $5.5 million at March 31, 2017, compared to $5.2 million at December 31, 2016. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at March 31, 2017 and December 31, 2016 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

Credit quality indicators continue to show improvement as the Company experienced reduced loan migrations to nonaccrual status, and lower loss severity on individual problem asset. The Company believes this general trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in the Company’s overall loan portfolio and a leading indicator of reduced credit losses going forward. Nevertheless, the Company can make no assurances that nonperforming assets will continue to improve in future periods. The Company continues to monitor the loan portfolio and foreclosed assets carefully and is continually working to reduce its problem assets.

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

The allowance for loan losses was $10.7 million, or 0.96% of non-acquired loans, at March 31, 2017, compared to $10.7 million, or 1.01% of total non-acquired loans, at December 31, 2016. Loans acquired in business combinations were $303.2 million and $119.4 at March 31, 2017 and December 31, 2016, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The table below shows a reconciliation of acquired and non-acquired loans and allowance for loan losses to non-acquired loans:

	At the Month Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Acquired and non-acquired loans:
Acquired loans receivable	$303,244	119,422	129,505	130,228	61,610
Non-acquired loans receivable	1,113,766	1,058,844	1,003,724	937,028	902,411
Total loans receivable	$1,417,010	1,178,266	1,133,229	1,067,256	964,021
% Acquired	21.40%	10.14%	11.43%	12.20%	6.39%

Non-acquired loans	$1,113,766	1,058,844	1,003,724	937,028	902,411
Allowance for loan losses	10,715	10,688	10,340	10,297	10,233
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.96%	1.01%	1.03%	1.10%	1.13%

Total loans receivable	$1,417,010	1,178,266	1,133,229	1,067,256	964,021
Allowance for loan losses	10,715	10,688	10,340	10,297	10,233
Allowance for loan losses to total loans receivable	0.76%	0.91%	0.91%	0.96%	1.06%

The Company experienced net recoveries of $27,000 and $92,000 for the three months ended March 31, 2017 and 2016, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly decreasing to 0.34% as of March 31, 2017 as compared to 0.40% as of December 31, 2016. No provision expense for loan losses was recorded during 2017 or 2016 primarily due to the net recoveries experienced.

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2017 and 2016.

	For the Three Months
	Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$10,688	10,141
Provision for loan losses	—	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(17)	—
Home equity	—	—
Commercial real estate	—	—
Construction and development	—	—
Consumer loans	(9)	(2)
Commercial business loans	—	—
Total loan charge-offs	(26)	(2)
Loan recoveries:
Loans secured by real estate:
One-to-four family	1	58
Home equity	—	—
Commercial real estate	25	—
Construction and development	1	3
Consumer loans	4	6
Commercial business loans	22	27
Total loan recoveries	53	94
Net loan (charge-offs) recoveries	27	92
Balance, end of period	$10,715	10,233

Allowance for loan losses as a percentage of loans receivable (end of period)	0.76%	1.06%
Net charge-offs (recoveries) to average loans receivable (annualized)	(0.01)%	(0.04)%
64

Mortgage Operations

Mortgage Activities and Servicing

Our wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans and is included in mortgage banking income in the accompanying consolidated statements of operations. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations is provided in “Results of Operations” – Noninterest Income and Expense. Additional segment information is provided in Note 10 “Supplemntal Segment Information” in the accompanying financial statements.

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

The Company was servicing $2.3 billion loans for others at March 31, 2017 and $2.2 billion at December 31, 2016. Mortgage servicing rights asset had a balance of $15.8 million and $15.0 million at March 31, 2017 and December 31, 2016, respectively. The economic estimated fair value of the mortgage servicing rights was $21.9 million and $21.0 million at March 31, 2017 and December 31, 2016, respectively. The amortization expense related to the mortgage servicing rights was $669,000 and $532,000 during the three months ended March 31, 2017 and 2016, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three months ended March 31, 2017 and 2016.

	For the Three Months
	Ended March 31,
	2017	2016
	(In thousands)
MSR beginning balance	$15,032	11,433
Amount capitalized	1,429	1,045
Amount amortized	(669)	(532)
MSR ending balance	$15,792	11,946

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

The following table demonstrates the activity for the reserve for mortgage repurchase losses for the three months ended March 31, 2017 and 2016.

	For the Three Months
	March 31,
	2017	2016
	(In thousands)
Beginning Balance	$2,880	3,876
Losses paid	(72)	(21)
Recoveries	—	—
Provision for mortgage repurchase losses	(225)	(250)
Ending balance	$2,583	3,605

For the three ended March 31, 2017 and 2016, the Company recorded a negative provision for mortgage repurchase losses of $225,000 and $250,000, respectively. The decline in the provision for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. Prior to 2012, there was no expiration date related to representations and warranties as long as the loan sold to the investor was outstanding. As a result, the Company received loan repurchase requests years after the loan was originated and sold to various third parties. In the latter part of 2012, the regulatory framework for certain GSEs changed where, under certain circumstances, the loan repurchase risk was limited for production beginning in January 2013. In addition, in May 2014, additional regulatory changes further limited loan repurchase risk.

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

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At March 31, 2017 deposits totaled $1.6 billion, an increase of $349.5 million from deposits of $1.3 billion at December 31, 2016. The increase in deposits since December 31, 2016 primarily relates to the $311.1 million in deposits assumed with the completion of the acquisition of Greer on March 18, 2017 as well as continued efforts to increase our core deposits through business development.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Three Months
	Ended March 31,
	2017		2016
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$187,178	0.25%	136,634	0.14%
Money market accounts	305,275	0.38%	237,001	0.23%
Savings accounts	84,973	0.10%	40,741	0.13%
Certificates of deposit less than $100,000	254,778	0.95%	262,938	0.96%
Certificates of deposit of $100,000 or more	223,532	1.19%	203,398	1.07%
Total interest-bearing average deposits	1,055,736		880,712
Noninterest-bearing deposits	275,069		188,739
Total average deposits	$1,330,805		1,069,451

The maturity distribution of our time deposits of $100,000 or more is as follows:

At March 31, 2017
(In thousands)
Three months or less	$22,745
Over three through Nine Months	24,354
Over six through twelve months	79,252
Over twelve months	152,883
Total certificates of deposits	$279,234
67

Borrowings

The followings table outlines our various sources of short-term borrowed funds during the three months ended March 31, 2017 and 2016 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowings source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended March 31, 2017	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$214,500	0.66% - 2.28%	214,500	176,525	0.82%

Long-term borrowed funds
Long-term FHLB advances, due 2018 through 2020	32,000	0.69% - 2.71%	32,000	13,894	4.94%
Subordinated debentures, due 2032 through 2037	23,304	2.77% - 4.25%	26,806	16,644	4.36%

			Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended March 31, 2016	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$70,000	0.35% - 0.76%	115,000	92,967	0.45%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	83,000	0.63%-4.00%	88,000	79,603	2.35%
Subordinated debentures, due 2032 through 2034	15,465	3.30% - 3.75%	15,465	15,465	3.82%

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At March 31, 2017, the Company had FHLB advances of $246.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $194.5 million. Lines of credit with the FRB are based on collateral pledged.

Lines of credit with the FRB are based on collateral pledged. At March 31, 2017 the Company had lines available with the FRB for $152.1 million. At March 31, 2017 the Company had no FRB advances outstanding.

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

The following table present select information  for the three months ended March 31, 2017 ad 2016.

	For the Three Months Ended March 31,
	2017	2016
Return on average assets	1.11%	1.03%
Return on average equity	9.34%	10.31%
Average equity to average assets ratio	11.88%	10.00%
Dividend Payout ratio	11.75%	9.94%

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at March 31, 2017 and December 31, 2016 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2017
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$227,039	14.73%	78,992	5.125%	107,892	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	250,343	16.42%	102,112	6.625%	131,012	8.500%	N/A	N/A
Total capital (to risk weighted assets)	261,058	16.94%	132,939	8.625%	161,838	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	250,343	14.52%	68,982	4.000%	68,982	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	242,961	15.71%	79,258	5.125%	108,255	7.000%	100,522	6.50%
Tier 1 capital (to risk weighted assets)	242,961	15.71%	102,455	6.625%	131,452	8.500%	123,720	8.00%
Total capital (to risk weighted assets)	253,676	16.40%	133,385	8.625%	162,382	10.500%	154,650	10.00%
Tier 1 capital (to total average assets)	242,961	14.10%	68,911	4.000%	68,911	4.000%	86,139	5.00%

December 31, 2016
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$157,876	12.87%	62,859	5.125%	85,857	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	172,876	14.09%	81,257	6.625%	104,254	8.500%	N/A	N/A
Total capital (to risk weighted assets)	183,564	14.97%	105,788	8.625%	128,785	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	172,876	10.49%	65,911	4.000%	65,911	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	169,222	13.81%	62,811	5.125%	85,791	7.000%	79,663	6.50%
Tier 1 capital (to risk weighted assets)	169,222	13.81%	81,195	6.625%	104,174	8.500%	98,046	8.00%
Total capital (to risk weighted assets)	179,910	14.68%	105,706	8.625%	128,686	10.500%	122,558	10.00%
Tier 1 capital (to total average assets)	169,222	10.30%	65,701	4.000%	65,701	4.000%	82,126	5.00%
70

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

At March 31, 2017, we had issued commitments to extend credit and standby letters of credit of approximately $144.6 million through various types of lending arrangements.  There were 47 standby letters of credit included in the commitments for $3.5 million. Total fixed rate commitments were $27.6 million and variable rate commitments were $117.0 million.

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

As of March 31, 2017, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market condition

Interest Rate Scenario		Annualized Hypothetical Percentage Change in
Change	Prime Rate	Net Interest Income
0.00%	3.50%	0.0%
1.00%	4.50%	0.0%
2.00%	5.50%	-0.1%
3.00%	6.50%	-0.3%

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

Accounting, Reporting, and Regulatory Matters

Information regarding recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of the financial information by the Company are included in Note 1 “Summary of Significant Accounting Polices” in the accompanying financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for fiscal years ended December 31, 2016, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2017, the Company issued 1,784,831 shares of common stock in completing the acquisition of Greer Bancshares Incorporated – see Note 2 “Business Combinations” to the accompanying financial statements for additional information. Pursuant to Section 35-1-202(9) of the South Carolina Uniform Securities Act of 2005, the Securities Division of the Office of the Attorney General of the State of South Carolina convened a hearing regarding the transaction on January 11, 2017 and, on January 25, 2017, issued an order concluding that the terms and conditions of the transaction were fair to the shareholders of Greer. Accordingly, the Company relied upon the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933 to issue the aforementioned shares of common stock in the transaction. There were no other unregistered sales of the Company’s securities during the three months ended March 31, 2017.

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: May 5, 2017	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
75

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and between Carolina Financial Corporation, CBAC, Inc., and Congaree Bancshares, Inc., dated January 5, 2016.(1)

2.2	Agreement and Plan of Merger by and between Carolina Financial Corporation and Greer Bancshares Incorporated, dated November 7, 2016.(2)

4.1	Restated Certificate of Incorporation.(3)

4.2	Amendment to the Restated Certificate of Incorporation.(4)

4.3	Amended and Restated Bylaws.(5)

4.4	Specimen Common Stock Certificate.(6)

4.5	See Exhibits 4.1, 4.2, and 4.3 for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws which define the rights of the stockholders.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 11, 2016.

(2)	Incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-3 filed on December 23, 2016.

(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on August 31, 2015.

(4)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016.

(5)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2016.

(6)	Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 10 filed on February 26, 2014.

