Form 10-Q
period 2017-06-30
CAROLINA FINANCIAL CORP
filed 2017-08-09
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,159,309 shares of common stock, par value $0.01 per share, were issued and outstanding as of August 8, 2017.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$14,965	9,761
Interest-bearing cash	30,064	14,591
Cash and cash equivalents	45,029	24,352
Securities available-for-sale (cost of $495,807 at June 30, 2017 and $338,214 at December 31, 2016)	500,310	335,352
Federal Home Loan Bank stock, at cost	10,545	11,072
Other investments	2,130	1,768
Derivative assets	2,583	2,219
Loans held for sale	36,232	31,569
Loans receivable, net of allowance for loan losses of $10,750 at June 30, 2017 and $10,688 at December 31, 2016	1,424,670	1,167,578
Premises and equipment, net	46,872	37,054
Accrued interest receivable	7,124	5,373
Real estate acquired through foreclosure, net	1,417	1,179
Deferred tax assets, net	8,057	8,341
Mortgage servicing rights	16,692	15,032
Cash value life insurance	38,057	28,984
Core deposit intangible	7,836	3,658
Goodwill	37,287	4,266
Other assets	7,070	5,939
Total assets	$2,191,911	1,683,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$330,641	229,905
Interest-bearing deposits	1,333,088	1,028,355
Total deposits	1,663,729	1,258,260
Short-term borrowed funds	149,000	203,000
Long-term debt	75,327	38,465
Derivative liabilities	249	342
Drafts outstanding	3,869	6,223
Advances from borrowers for insurance and taxes	2,684	1,058
Accrued interest payable	755	327
Reserve for mortgage repurchase losses	2,354	2,880
Dividends payable to stockholders	646	502
Accrued expenses and other liabilities	11,480	9,489
Total liabilities	1,910,093	1,520,546
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued or outstanding	—	—
Common stock, par value $.01; 25,000,000 shares authorized at June 30, 2017 and December 31, 2016; 16,156,943 and 12,548,328 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	162	125
Additional paid-in capital	168,509	66,156
Retained earnings	110,166	98,451
Accumulated other comprehensive income (loss), net of tax	2,981	(1,542)
Total stockholders’ equity	281,818	163,190
Total liabilities and stockholders’ equity	$2,191,911	1,683,736

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share data)
Interest income
Loans	$18,280	11,880	33,247	22,965
Investment securities	3,661	2,470	6,214	4,622
Dividends from Federal Home Loan Bank stock	115	108	216	205
Federal funds sold	4	2	7	2
Other interest income	63	33	108	59
Total interest income	22,123	14,493	39,792	27,853
Interest expense
Deposits	2,098	1,512	3,790	2,879
Short-term borrowed funds	429	91	784	196
Long-term debt	498	570	850	1,185
Total interest expense	3,025	2,173	5,424	4,260
Net interest income	19,098	12,320	34,368	23,593
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	19,098	12,320	34,368	23,593
Noninterest income
Mortgage banking income	4,289	4,187	7,897	7,362
Deposit service charges	998	897	1,856	1,759
Net loss on extinguishment of debt	—	(47)	—	(56)
Net gain on sale of securities	621	113	806	530
Fair value adjustments on interest rate swaps	(69)	(226)	(127)	(507)
Net increase in cash value life insurance	281	229	492	458
Mortgage loan servicing income	1,604	1,413	3,170	2,801
Other	1,081	623	1,941	1,118
Total noninterest income	8,805	7,189	16,035	13,465
Noninterest expense
Salaries and employee benefits	9,255	7,675	17,864	14,825
Occupancy and equipment	2,439	1,927	4,621	3,769
Marketing and public relations	416	385	797	770
FDIC insurance	75	179	175	347
Recovery of mortgage loan repurchase losses	(225)	(250)	(450)	(500)
Legal expense	151	56	216	105
Other real estate expense, net	26	39	45	59
Mortgage subservicing expense	505	468	991	891
Amortization of mortgage servicing rights	665	541	1,335	1,073
Merger related expenses	279	2,799	1,599	2,985
Other	2,304	1,990	4,283	3,753
Total noninterest expense	15,890	15,809	31,476	28,077
Income before income taxes	12,013	3,700	18,927	8,981
Income tax expense	2,673	864	4,684	2,502
Net income	$9,340	2,836	14,243	6,479
Earnings per common share:
Basic	$0.58	0.24	0.95	0.55
Diluted	$0.58	0.23	0.94	0.54
Dividends per common share	$0.04	0.03	0.08	0.06
Weighted average common shares outstanding:
Basic	16,029,332	11,908,282	14,980,349	11,827,428
Diluted	16,180,171	12,076,878	15,144,796	12,001,862

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Six Months
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

Net income	$9,340	2,836	14,243	6,479

Other comprehensive income (loss), net of tax:
Unrealized gain on securities	4,650	2,503	8,125	2,700
Tax effect	(1,674)	(901)	(2,925)	(972)

Reclassification adjustment for gains included in earnings	(621)	(113)	(806)	(530)
Tax effect	224	41	290	191

Unrealized loss on interest rate swaps designated as cash flow hedges	(389)	(743)	(251)	(2,251)
Tax effect	140	267	90	810

Transfer from held-to-maturity to available-for-sale securities	—	1,023	—	1,023
Tax effect	—	(368)	—	(368)
Other comprehensive income, net of tax	2,330	1,709	4,523	603

Comprehensive income	$11,670	4,545	18,766	7,082

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2015	12,023,557	$120	56,418	82,859	462	139,859
Stock awards	35,556	1	—	—	—	1
Vested stock awards surrendered in cashless exercise	(24,881)	(1)	(106)	(342)	—	(449)
Stock options exercised	1,680	—	13	—	—	13
Stock issued - Congaree Bancshares, Inc. merger	509,370	5	8,552	—	—	8,557
Excess tax benefit in connection with equity awards	—	—	15	—	—	15
Stock-based compensation expense, net	—	—	675	—	—	675
Net income	—	—	—	6,479	—	6,479
Dividends declared to stockholders	—	—	—	(736)	—	(736)
Other comprehensive loss, net of tax	—	—	—	—	603	603
Balance, June 30, 2016	12,545,282	$125	65,567	88,260	1,065	155,017

Balance, December 31, 2016	12,548,328	$125	66,156	98,451	(1,542)	163,190
Issuance of common stock, net of offering expenses	1,807,143	18	47,653	—	—	47,671
Stock issued - Greer Bancshares Incorporated acquisition	1,789,523	18	54,205	—	—	54,223
Stock awards	68,385	1	108	—	—	109
Vested stock awards surrendered in cashless exercise	(56,436)	—	(365)	(1,306)	—	(1,671)
Stock-based compensation expense, net	—	—	752	—	—	752
Net income	—	—	—	14,243	—	14,243
Dividends declared to stockholders	—	—	—	(1,222)	—	(1,222)
Other comprehensive income, net of tax	—	—	—	—	4,523	4,523
Balance, June 30, 2017	16,156,943	$162	168,509	110,166	2,981	281,818

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$14,243	6,479
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of unearned discount/premiums on investments, net	1,762	1,822
Accretion of deferred loan fees	(588)	(234)
Accretion of acquired loans	(1,451)	(106)
Amortization of core deposit intangibles	302	181
Gain on sale of available-for-sale securities, net	(806)	(530)
Mortgage banking income	(7,897)	(7,362)
Originations of loans held for sale	(433,852)	(429,268)
Proceeds from sale of loans held for sale	437,191	442,120
Loss on extinguishment of debt	—	56
Amortization of fair value adjustments on subordinated debentures	31	—
Provision for mortgage loan repurchase losses	(450)	(500)
Mortgage repurchase loan losses paid, net of recoveries	(76)	(21)
Fair value adjustments on interest rate swaps	127	507
Stock-based compensation	752	675
Increase in cash surrender value of bank owned life insurance	(492)	(483)
Depreciation	1,219	953
Loss (gain) on disposals of premises and equipment	3	(1)
(Gain) loss on sale of real estate acquired through foreclosure	(21)	59
Originations of mortgage servicing rights	(2,995)	(2,040)
Amortization of mortgage servicing rights	1,335	1,073
Increase in:
Accrued interest receivable	(568)	(162)
Other assets	(2,276)	(4,216)
Increase (decrease) in:
Accrued interest payable	170	—
Dividends payable to stockholders	144	11
Accrued expenses and other liabilities	(9,511)	1,418
Cash flows (used in) provided by operating activities	(3,704)	10,431

Continued

                   CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	For the Six Months
	Ended June 30,
	2017	2016
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(144,383)	(87,702)
Maturities, payments and calls	24,591	25,332
Proceeds from sales	81,021	50,803
Increase in other investments	(14)	(405)
Decrease in Federal Home Loan Bank stock	2,122	2,362
Increase in loans receivable, net	(61,160)	(70,228)
Purchase of premises and equipment	(2,910)	(893)
Proceeds from disposals of premises and equipment	—	1
Proceeds from sale of real estate acquired through foreclosure	582	1,295
Net cash received for acquisitions	37,764	3,667
Cash flows used in investing activities	(62,387)	(75,768)

Cash flows from financing activities:
Net increase in deposit accounts	94,403	142,335
Net decrease in Federal Home Loan Bank advances	(53,500)	(60,056)
Net (decrease) increase in drafts outstanding	(2,354)	2,104
Net increase in advances from borrowers for insurance and taxes	1,626	951
Cash dividends paid on common stock	(1,078)	(722)
Proceeds from issuance of common stock	47,671	—
Net increase in excess tax benefit in connection with equity awards	—	414
Proceeds from exercise of stock options	—	13
Cash flows provided by financing activities	86,768	85,039
Net increase in cash and cash equivalents	20,677	19,702
Cash and cash equivalents, beginning of period	24,352	26,627
Cash and cash equivalents, end of period	$45,029	46,329

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$4,996	4,238
Income taxes paid, net of refunds	4,025	3,201
Noncash investing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$757	792
Transfer of held-to-maturity securities to available-for-sale securities	—	16,955
Acquisitions:
Fair value of tangible assets acquired	$380,011	103,117
Other intangible assets acquired	4,480	1,104
Liabilities assumed	358,866	92,203
Net identifiable assets acquired over liabilities assumed	25,625	12,018
Common stock issued in acquisition	54,223	8,557
Goodwill	33,020	4,266

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Carolina Financial Corporation (“Carolina Financial” or the “Company”), incorporated under the laws of the State of Delaware, is a financial holding company with one wholly-owned subsidiary, CresCom Bank (the “Bank”). In June 2017, the Company applied, and was approved by the Federal Reserve Bank of Richmond, to be a financial holding company from a bank holding company. CresCom Bank operates two wholly-owned subsidiaries, Crescent Mortgage Company and Carolina Services Corporation of Charleston (“Carolina Services”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In consolidation, all material intercompany accounts and transactions have been eliminated. The results of operations of the businesses acquired in transactions accounted for as purchases are included only from the dates of acquisition. All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with the Company.

At June 30, 2017, statutory business trusts (“Trusts”) created or acquired by the Company had outstanding trust preferred securities with a balance of $23.3 million. The principal assets of the Trusts are the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $806,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10-K.

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

On July 19, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share payable on its common stock. The cash dividend will be payable on October 5, 2017 to stockholders of record as of September 14, 2017.

Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on stockholders’ equity or the net income as previously reported.

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”). ASU 2017-09 provides clarity when applying guidance to a change to the terms or conditions of a share-based payment award. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for public business entities for which financial statements have not yet been issued. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company has determined that this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Cost (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”).  ASU 2017-08 shortens the amortization period of the premium for certain callable debt securities, from the contractual maturity date to the earliest call date. The amendments do not require an accounting change for securities held at a discount; an entity will continue to amortize to the contractual maturity date the discount related to callable debt securities. The amendments apply to the amortization of premiums on callable debt securities with explicit, non-contingent call features that are callable at fixed prices on preset dates.  For public business entities, ASU 2017-08 is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities, including in an interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are adopted.  The Company has determined that this guidance will not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350):  Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under Accounting Standards Codification (ASC) 350 and eliminating Step 2 from the goodwill impairment test.  As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The amendments should be adopted prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company has determined that this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments  (“ASU 2016-13”).  ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.   The Company is assessing the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share – Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.”  For public business entities, ASU 2016-09 became effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted the guidance in the second quarter of 2016.  These amendments did not have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”).  ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:  (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances.  For business entities, the effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 which is effective for interim and annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application.  The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  ASU 2016-08 and 2014-09 could require us to change how we recognize certain revenue streams within non-interest income. We continue to evaluate the impact of ASU 2016-08 and 2014-09 on the Company, however, we do not expect these changes to have a significant impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”).  ASU 2016-05 requires an entity to discontinue a designated hedging relationship in certain circumstances, including termination of the derivative hedging instrument or if the entity wishes to change any of the critical terms of the hedging relationship. ASU 2016-05 amends Topic 815 to clarify that novation of a derivative (replacing one of the parties to a derivative instrument with a new party) designated as the hedging instrument would not, in and of itself, be considered a termination of the derivative instrument or a change in critical terms requiring discontinuation of the designated hedging relationship. For public business entities, the amendments in ASU 2016-05 are effective for interim and annual periods beginning after December 15, 2016.  An entity has an option to apply the amendments in ASU 2016-05 on either a prospective basis or a modified retrospective basis.  ASU 2016-05 became effective for the Company on January 1, 2017 and did not have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply.   The Company is currently evaluating the provisions of ASU 2016-02 in relation to its outstanding leases to determine the potential impact the new standard will have to the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This update is intended to improve the recognition and measurement of financial instruments and it requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 also provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes and requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  For public business entities, the amendments in ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the ASU 2016-01.  The Company is currently evaluating the provisions of ASU 2016-01 on our Company, however, we do not expect these changes to have a significant impact on our financial statements.

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

The following table presents a summary of total consideration paid by the Company at the acquisition date (dollars in thousand).

Common stock issued (1,789,523 shares at $30.30 per share)	$54,223
Cash payments to common stockholders	4,422
Total consideration paid	$58,645

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

March 18, 2017	As Reported by Greer	Fair Value Adjustments		As Recorded by the Company
	(In thousands)
Assets
Cash and cash equivalents	$42,187	—		42,187
Securities available for sale	121,374	—		121,374
Loans held for sale	105	—		105
Loans receivable	205,209	(10,559	) (a)	194,650
Allowance for loan losses	(3,198)	3,198	(b)	—
Premises and equipment	3,928	4,202	(c)	8,130
Foreclosed assets	42	—		42
Core deposit intangible	—	4,480	(d)	4,480
Deferred tax asset, net	3,831	(1,434	) (e)	2,397
Other assets	11,367	(241	) (f)	11,126
Total assets acquired	$384,845	(354)		384,491

Liabilities
Deposits	$310,866	200	(g)	311,066
Borrowings	43,712	(3,510	) (h)	40,202
Other liabilities	7,086	512	(i)	7,598
Total liabilities assumed	$361,664	(2,798)		358,866
Net identifiable assets acquired over liabilities assumed				25,625
Total consideration paid				58,645
Goodwill				$33,020

Explanation of fair value adjustments:

(a)	Adjustment represents the amount necessary to adjust loans to their fair value due to interest rate and credit factors.
(b)	Adjustment reflects the elimination of Greer’s historical allowance for loan losses.
(c)	Adjustment reflects fair value adjustments on acquired branch and administrative offices based on third party appraisals.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Company’s third party valuation report.
(e)	Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(f)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other assets.
(g)	Adjustment represents the fair value adjustment due to interest rate factors.
(h)	Adjustment represents the fair value adjustment due to interest rate factors.
(i)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.
13

The following table presents additional information related to the purchased credit impaired (“PCI”) acquired loan portfolio at March 18, 2017 (in thousands):

Contractual principal and interest at acquisition	$37,683
Nonaccretable difference	7,248
Expected cash flows at acquisition	30,435
Accretable yield	4,995
Basis in PCI loans at acquisition - estimated fair value	$25,440

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

The following table presents a summary of total consideration paid by the Company at the acquisition date (dollars in thousands).

Common stock issued (509,370 shares at $16.80 per share)	$8,557
Cash payments to common stockholders	5,724
Preferred shares assumed and redeemed at par	1,564
Fair value of Congaree stock options assumed - paid out in cash	439
Total consideration paid	$16,284
14

The following table presents the Congaree assets acquired and liabilities assumed as of June 11, 2016 as well as the related fair value adjustments and determination of goodwill. There have been no adjustments to initial fair values recorded by the Company for the Congaree acquisition to date.

	As Reported by Congaree	Fair Value Adjustments		As Recorded by the Company
	(In thousands)
Assets
Cash and cash equivalents	$11,394	—		11,394
Securities	9,453	(59	) (a)	9,394
Loans receivable	78,712	(4,111	) (b)	74,601
Allowance for loan losses	(1,112)	1,112	(c)	—
Premises and equipment	2,712	38	(d)	2,750
Foreclosed assets	1,710	(250	) (e)	1,460
Core deposit intangible	—	1,104	(f)	1,104
Deferred tax asset, net	1,813	915	(g)	2,728
Other assets	942	(152	) (h)	790
Total assets acquired	$105,624	(1,403)		104,221

Liabilities
Deposits	$89,227	98	(i)	89,325
Borrowings	2,500	—		2,500
Other liabilities	378	—		378
Total liabilities assumed	$92,105	98		92,203
Net identifiable assets acquired over liabilities assumed				12,018
Total consideration paid				16,284
Goodwill				$4,266

Explanation of fair value adjustments:

(a)	Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b)	Adjustment represents the amount necessary to adjust loans to their fair value due to interest rate and credit factors.
(c)	Adjustment reflects the elimination of Congaree’s historical allowance for loan losses.
(d)	Adjustment reflects fair value adjustments on acquired branch and administrative offices based on third party appraisals.
(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the foreclosed assets.
(f)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Company’s third party valuation report.
(g)	Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(h)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other assets.
(i)	Adjustment reflects the fair value adjustment based on the Company’s third party evaluation report on deposits assumed.

Acquisition of First South Bancorp, Inc.

On June 9, 2017, the Company announced the execution of an Agreement and Plan of Merger and Reorganization, by and between the Company and First South Bancorp, Inc. (“First South”), pursuant to which, subject to the terms and conditions set forth therein, First South will merge with and into the Company (the “Merger”), with the Company as the surviving corporation of the Merger. The Merger Agreement provides that immediately following the Merger, First South’s wholly-owned subsidiary, First South Bank, a North Carolina-chartered bank, will merge with and into the Bank, with the Bank as the surviving entity. The Company expects the Merger to occur in the fourth quarter of 2017.

Pursuant to the Merger Agreement, each share of First South common stock issued and outstanding immediately prior to the completion of the Merger will be automatically converted into the right to receive 0.5200 shares of the Company’s common stock. Notwithstanding the foregoing, the exchange ratio may be adjusted in certain circumstances. If the average closing price of the Company’s common stock over a specified period prior to closing is greater than $35.14, and the Company’s common stock over performs better than the Nasdaq Bank Index by 15% or more between the date of the Merger Agreement and closing, the exchange ratio will be decreased automatically based upon the change in the Nasdaq Bank Index. Alternatively, if the average closing price of the Company’s common stock over a specified period prior to closing is less than $25.98, and the Company’s common stock underperforms the Nasdaq Bank Index by 15% or more between the date of the Merger Agreement and closing, First South may terminate the Merger Agreement unless the Company agrees to increase the exchange ratio or add cash consideration to make up the difference based upon the change in the Nasdaq Bank Index. The Company will not issue fractional shares and will instead pay cash, without interest, for the value of any fraction of a share of the Company’s common stock that a First South shareholder would otherwise be entitled to receive.

NOTE 3 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available-for-sale at June 30, 2017 and December 31, 2016 follows:

	June 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$157,809	5,131	(346)	162,594	92,792	1,475	(1,055)	93,212
US government agencies	2,815	51	—	2,866	3,438	—	(52)	3,386
Collateralized loan obligations	104,470	649	(36)	105,083	76,202	138	(91)	76,249
Corporate securities	475	19	—	494	474	17	—	491
Mortgage-backed securities:
Agency	157,049	1,605	(345)	158,309	90,477	995	(486)	90,986
Non-agency	61,975	560	(230)	62,305	63,628	424	(188)	63,864
Total mortgage-backed securities	219,024	2,165	(575)	220,614	154,105	1,419	(674)	154,850
Trust preferred securities	11,214	914	(3,469)	8,659	11,203	545	(4,584)	7,164
Total	$495,807	8,929	(4,426)	500,310	338,214	3,594	(6,456)	335,352

The Company had no held-to-maturity securities as of June 30, 2017 or December 31, 2016. During the second quarter of 2016, the Company tainted its securities held-to-maturity portfolio as a result of a change in the intent to hold these securities until maturity to provide opportunities to maximize its asset utilization. As a result, the securities were moved to available-for-sale resulting in an increase to accumulated other comprehensive income of $655,000.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2017 follows:

	At June 30, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$300	301
One to five years	2,023	2,037
Six to ten years	90,979	92,146
After ten years	402,505	405,826
Total	$495,807	500,310

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Proceeds	$43,324	16,325	81,021	50,803

Realized gains	$647	113	1,020	647
Realized losses	(26)	—	(214)	(117)
Total investment securities gains, net	$621	113	806	530

At June 30, 2017, the Company had pledged securities with a market value of $7.0 million for Federal Home Loan Bank (“FHLB”) advances.

At June 30, 2017, the Company has pledged $83.6 million of securities to secure public agency funds.

The following tables summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At June 30, 2017
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$13,298	12,952	(346)	—	—	—	13,298	12,952	(346)
Collateralized loan obligations	28,248	28,213	(35)	5,000	4,999	(1)	33,248	33,212	(36)
Mortgage-backed securities:
Agency	30,112	29,877	(235)	10,664	10,554	(110)	40,776	40,431	(345)
Non-agency	3,218	3,189	(29)	11,358	11,157	(201)	14,576	14,346	(230)
Total mortgage-backed securities	33,330	33,066	(264)	22,022	21,711	(311)	55,352	54,777	(575)
Trust preferred securities	—	—	—	9,980	6,511	(3,469)	9,980	6,511	(3,469)
Total	$74,876	74,231	(645)	37,002	33,221	(3,781)	111,878	107,452	(4,426)

	At December 31, 2016
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$40,479	39,424	(1,055)	—	—	—	40,479	39,424	(1,055)
US government agencies	3,438	3,386	(52)	—	—	—	3,438	3,386	(52)
Collateralized loan obligations	16,792	16,748	(44)	8,500	8,453	(47)	25,292	25,201	(91)
Mortgage-backed securities:
Agency	33,323	32,960	(363)	10,125	10,002	(123)	43,448	42,962	(486)
Non-agency	9,357	9,240	(117)	8,801	8,730	(71)	18,158	17,970	(188)
Total mortgage-backed securities	42,680	42,200	(480)	18,926	18,732	(194)	61,606	60,932	(674)
Trust preferred securities	1,362	1,112	(250)	8,667	4,333	(4,334)	10,029	5,445	(4,584)
Total	$104,751	102,870	(1,881)	36,093	31,518	(4,575)	140,844	134,388	(6,456)

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

As of June 30, 2017, trust preferred securities had an amortized cost of $11.2 million and a fair value of $8.7 million. For each trust preferred security, impairment testing is performed on a quarterly basis using a detailed cash flow analysis. The major assumptions used during the quarterly impairment testing are described in the subsequent paragraph.

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

Based on the cash flow analysis performed at period end, management believes that there are no additional securities other-than-temporarily impaired at June 30, 2017.

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

At June 30, 2017 and December 31, 2016, the Company had 52 and 81, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, mortgage-backed securities (agency and non-agency), and trust preferred securities summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows testing as needed, and determined that no OTTI expense was necessary during 2017 or 2016.

Management believes that there are no additional securities other-than-temporarily impaired at June 30, 2017. The Company does not currently intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

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

The derivative positions of the Company at June 30, 2017 and December 31, 2016 are as follows:

	At June 30,		At December 31,
	2017		2016
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$199	30,000	421	30,000
Non-hedging derivatives:
Interest rate swaps	505	30,000	532	20,000
Mortgage loan interest rate lock commitments	951	135,485	1,113	117,439
Mortgage loan forward sales commitments	399	22,081	153	94,001
Mortgage-backed securities forward sales commitments	529	111,350	—	—
Total derivative assets	$2,583	328,916	2,219	261,440

Derivative liabilities:
Cash flow hedges:
Interest rate swaps	$29	15,000	—	—
Non-hedging derivatives:
Interest rate swaps	220	10,000	195	10,000
Mortgage-backed securities forward sales commitments	—	—	147	22,784
Total derivative liabilities	$249	25,000	342	32,784

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

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval processes for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds the maximum senior officer’s lending authority, the loan request will be considered by the management loan committee, or MLC, which is comprised of four members, all of whom are part of the senior management team of the Bank. The MLC meets weekly to approve loans with total loan commitment relationships generally exceeding $1.5 million. The loan authority of the MLC is equal to two-thirds of the legal lending limit of the Bank which is equivalent to the in-house loan limit. Total credit exposure above the in-house limit requires approval by the majority of the board of directors. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full Board of Directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

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

The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company purchases nationally syndicated commercial and industrial loans. These loans typically have terms of seven years and are generally tied to a floating rate index such as LIBOR or prime. To effectively manage this line of business, the Company has an experienced senior lending executive with relevant experience to manage this area of this segment of the loan portfolio. In addition, the Company engaged a consulting firm that specializes in syndicated loans to assist in monitoring performance analytics. As of June 30, 2017 and December 31, 2016, there were approximately $84.1 million and $91.5 million in syndicated loans outstanding. Syndicated loans are grouped within commercial business loans below.

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

Loans receivable, net at June 30, 2017 and December 31, 2016 are summarized by category as follows:

	At June 30,		At December 31,
	2017		2016
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$482,718	33.62%	$411,399	34.91%
Home equity	49,202	3.43%	36,026	3.06%
Commercial real estate	543,534	37.87%	445,344	37.80%
Construction and development	153,083	10.66%	115,682	9.82%
Consumer loans	8,996	0.63%	5,714	0.48%
Commercial business loans	197,887	13.79%	164,101	13.93%
Total gross loans receivable	1,435,420	100.00%	1,178,266	100.00%
Less:
Allowance for loan losses	10,750		10,688
Total loans receivable, net	$1,424,670		$1,167,578

Loans receivable, net at June 30, 2017 and December 31, 2016 for acquired non-credit impaired loans and nonacquired loans are summarized by category as follows:

	At June 30,		At December 31,
	2017		2016
Acquired Non-Credit Impaired Loans		% of Total		% of Total
(ASC 310-20) and Nonacquired Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$476,873	33.80%	$411,399	34.91%
Home equity	49,151	3.48%	36,026	3.06%
Commercial real estate	530,620	37.59%	445,344	37.80%
Construction and development	149,393	10.58%	115,682	9.82%
Consumer loans	8,952	0.63%	5,714	0.48%
Commercial business loans	196,438	13.92%	164,101	13.93%
Total gross loans receivable	1,411,427	100.00%	1,178,266	100.00%
Less:
Allowance for loan losses	10,750		10,688
Total loans receivable, net	$1,400,677		$1,167,578

Loans receivable, net at June 30, 2017 for acquired credit impaired loans are summarized by category below. There were no acquired credit impaired loans at December 31, 2016.

	At June 30,
	2017
Acquired Credit Impaired		% of Total
Loans (ASC 310-30):	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$5,845	24.37%
Home equity	51	0.21%
Commercial real estate	12,914	53.82%
Construction and development	3,690	15.38%
Consumer loans	44	0.18%
Commercial business loans	1,449	6.04%
Total gross loans receivable	23,993	100.00%
Less:
Allowance for loan losses	—
Total loans receivable, net	$23,993

Included in the loan totals, net of purchase discount, were $273.3 million and $111.4 million in loans acquired through acquisitions at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the purchase discount on acquired non-credit impaired loans was $5.9 million and $3.2 million, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

At June 30, 2017, the outstanding balance and recorded investment of PCI loans was $30.8 million and $24.0 million, respectively. The Company had no PCI loans prior to 2017.

The following table presents changes in the value of the accretable yield for PCI loans for three and six months ended June 30, 2017 (in thousands):

	For the Three Months	For the Six Months
	Ended June 30, 2017	Ended June 30, 2017
	(In thousands)	(In thousands)

Accretable yield, beginning of period	$4,893	$—
Additions	—	4,995
Accretion	(352)	(454)
Reclassification from nonaccretable balance, net	—	—
Other changes, net	—	—
Accretable yield, end of period	$4,541	$4,541

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At June 30,		At December 31,
	2017		2016
		(Dollars in thousands)

Variable rate loans	$544,084	37.90%	$455,589	38.67%
Fixed rate loans	891,336	62.10%	722,677	61.33%
Total loans outstanding	$1,435,420	100.00%	$1,178,266	100.00%
25

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended June 30, 2017
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,506	236	3,613	943	110	2,498	809	10,715
Provision for loan losses	237	(18)	(283)	4	(16)	359	(283)	—
Charge-offs	(19)	—	—	—	(1)	—	—	(20)
Recoveries	1	—	1	1	8	44	—	55
Balance, end of period	$2,725	218	3,331	948	101	2,901	526	10,750

	For the Three Months Ended June 30, 2016
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,863	152	3,365	1,231	29	2,193	400	10,233
Provision for loan losses	(193)	15	28	(24)	19	187	(32)	—
Charge-offs	(45)	—	—	—	(27)	(119)	—	(191)
Recoveries	81	—	—	3	9	162	—	255
Balance, end of period	$2,706	167	3,393	1,210	30	2,423	368	10,297

Allowance for loan losses:	For the Six Months Ended June 30, 2017
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,636	197	3,344	1,132	80	2,805	494	10,688
Provision for loan losses	122	21	(39)	(186)	20	30	32	—
Charge-offs	(35)	—	—	—	(10)	—	—	(45)
Recoveries	2	—	26	2	11	66	—	107
Balance, end of period	$2,725	218	3,331	948	101	2,901	526	10,750

	For the Six Months Ended June 30, 2016
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,903	151	3,402	1,138	27	2,100	420	10,141
Provision for loan losses	(291)	16	(9)	66	17	253	(52)	—
Charge-offs	(45)	—	—	—	(29)	(119)	—	(193)
Recoveries	139	—	—	6	15	189	—	349
Balance, end of period	$2,706	167	3,393	1,210	30	2,423	368	10,297

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At June 30, 2017:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$199	54	48	—	—	23	—	324
Collectively evaluated for impairment	2,526	164	3,283	948	101	2,878	526	10,426
	$2,725	218	3,331	948	101	2,901	526	10,750

Loans receivable ending balances:
Individually evaluated for impairment	$4,809	627	4,996	317	18	228	—	10,995
Collectively evaluated for impairment	472,064	48,524	525,624	149,076	8,934	196,210	—	1,400,432
Purchased Credit-Impaired Loans	5,845	51	12,914	3,690	44	1,449	—	23,993
Total loans receivable	$482,718	49,202	543,534	153,083	8,996	197,887	—	1,435,420

At December 31, 2016:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$27	29	92	—	—	9	—	157
Collectively evaluated for impairment	2,609	168	3,252	1,132	80	2,796	494	10,531
	$2,636	197	3,344	1,132	80	2,805	494	10,688

Loans receivable ending balances:
Individually evaluated for impairment	$4,668	108	5,247	507	24	267	—	10,821
Collectively evaluated for impairment	406,731	35,918	440,097	115,175	5,690	163,834	—	1,167,445
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	—	1,178,266
27

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of June 30, 2017 and December 31, 2016. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At June 30, 2017			At December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,515	3,534	—	4,125	4,366	—
Home equity	355	355	—	—	—	—
Commercial real estate	3,993	3,993	—	4,011	4,011	—
Construction and development	317	317	—	507	507	—
Consumer loans	18	18	—	24	24	—
Commercial business loans	30	30	—	258	258	—
	8,228	8,247	—	8,925	9,166	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,294	1,294	199	543	543	27
Home equity	272	272	54	108	108	29
Commercial real estate	1,003	1,003	48	1,236	1,236	92
Construction and development	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial business loans	198	198	23	9	9	9
	2,767	2,767	324	1,896	1,896	157

Total:
Loans secured by real estate:
One-to-four family	4,809	4,828	199	4,668	4,909	27
Home equity	627	627	54	108	108	29
Commercial real estate	4,996	4,996	48	5,247	5,247	92
Construction and development	317	317	—	507	507	—
Consumer loans	18	18	—	24	24	—
Commercial business loans	228	228	23	267	267	9
	$10,995	11,014	324	10,821	11,062	157

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,027	(15)	2,393	13	2,953	21	2,660	23
Home equity	347	9	154	—	258	12	—	—
Commercial real estate	4,016	(37)	6,843	92	4,043	98	8,798	228
Construction and development	158	8	24	—	87	8	25	—
Consumer loans	19	—	32	3	19	—	48	(1)
Commercial business loans	32	(16)	451	48	35	1	554	52
	7,599	(51)	9,897	156	7,395	140	12,085	302

With an allowance recorded:
Loans secured by real estate:
One-to-four family	992	5	513	5	803	8	515	10
Home equity	274	(2)	—	—	233	(1)	—	—
Commercial real estate	1,009	(67)	1,642	—	1,014	—	1,657	—
Construction and development	—	—	475	—	—	—	475	—
Consumer loans	—	—	—	—	—	—	—	—
Commercial business loans	205	—	9	1	211	6	9	—
	2,480	(64)	2,639	6	2,261	13	2,656	10

Total:
Loans secured by real estate:
One-to-four family	4,019	(10)	2,906	18	3,756	29	3,175	33
Home equity	621	7	154	—	491	11	—	—
Commercial real estate	5,025	(104)	8,485	92	5,057	98	10,455	228
Construction and development	158	8	499	—	87	8	500	—
Consumer loans	19	—	32	3	19	—	48	(1)
Commercial business loans	237	(16)	460	49	246	7	563	52
	$10,079	(115)	12,536	162	9,656	153	14,741	312
29

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of June 30, 2017 and December 31, 2016.

	At June 30, 2017
Acquired Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$116	—	—	118	139	4	377
60-89 days past due	778	—	—	75	2	188	1,043
90 days or more past due	2,967	108	—	16	5	8	3,104
Total past due	3,861	108	—	209	146	200	4,524
Current	473,012	49,043	530,620	149,184	8,806	196,238	1,406,903
Total loans receivable	$476,873	49,151	530,620	149,393	8,952	196,438	1,411,427

	At June 30, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Acquired Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$940	—	—	1,746	—	42	2,728
60-89 days past due	138	—	—	—	—	—	138
90 days or more past due	10	—	—	—	—	487	497
Total past due	1,088	—	—	1,746	—	529	3,363
Current	4,757	51	12,914	1,944	44	920	20,630
Total loans receivable	$5,845	51	12,914	3,690	44	1,449	23,993

	At December 31, 2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$3,864	379	206	62	55	136	4,702
60-89 days past due	635	497	—	—	3	—	1,135
90 days or more past due	3,170	108	334	507	26	16	4,161
Total past due	7,669	984	540	569	84	152	9,998
Current	403,730	35,042	444,804	115,113	5,630	163,949	1,168,268
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266
30

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

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at June 30, 2017 and December 31, 2016.

	At June 30,	At December 31,
	2017	2016
Loans secured by real estate:	(In thousands)
One-to-four family	$3,597	3,256
Home equity	272	108
Commercial real estate	1,519	1,703
Construction and development	51	507
Consumer loans	6	27
Commercial business loans	14	24
	$5,459	5,625

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

Performing: All current accrual loans plus loans less than 90 days past due.

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of June 30, 2017 and December 31, 2016.

	At June 30, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$475,833	48,507	538,876	150,272	8,968	195,160	1,417,616
Special Mention	2,052	—	2,281	156	21	2,227	6,737
Substandard	4,833	695	2,377	2,655	7	500	11,067
Total loans receivable	$482,718	49,202	543,534	153,083	8,996	197,887	1,435,420

Performing	$479,111	48,930	542,015	153,032	8,990	197,386	1,429,464
Nonperforming:
90 days past due still accruing	10	—	—	—	—	487	497
Nonaccrual	3,597	272	1,519	51	6	14	5,459
Total nonperforming	3,607	272	1,519	51	6	501	5,956
Total loans receivable	$482,718	49,202	543,534	153,083	8,996	197,887	1,435,420

	At June 30, 2017
Acquired Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$472,681	48,456	527,813	148,879	8,924	194,687	1,401,440
Special Mention	595	—	1,287	76	21	1,739	3,718
Substandard	3,597	695	1,520	438	7	12	6,269
Total loans receivable	$476,873	49,151	530,620	149,393	8,952	196,438	1,411,427

Performing	$473,276	48,879	529,101	149,342	8,946	196,424	1,405,968
Nonperforming:
90 days past due still accruing	—	—	—	—	—	—	—
Nonaccrual	3,597	272	1,519	51	6	14	5,459
Total nonperforming	3,597	272	1,519	51	6	14	5,459
Total loans receivable	$476,873	49,151	530,620	149,393	8,952	196,438	1,411,427
32

	At June 30, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Acquired Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$3,152	51	11,063	1,393	44	473	16,176
Special Mention	1,457	—	994	80	—	488	3,019
Substandard	1,236	—	857	2,217	—	488	4,798
Total loans receivable	$5,845	51	12,914	3,690	44	1,449	23,993

Performing	$5,835	51	12,914	3,690	44	962	23,496
Nonperforming:
90 days past due still accruing	10	—	—	—	—	487	497
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	10	—	—	—	—	487	497
Total loans receivable	$5,845	51	12,914	3,690	44	1,449	23,993

	At December 31, 2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$407,612	35,903	442,323	114,751	5,683	162,235	1,168,507
Special Mention	438	15	1,318	424	19	1,849	4,063
Substandard	3,349	108	1,703	507	12	17	5,696
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

Performing	$408,143	35,918	443,641	115,175	5,687	164,077	1,172,641
Nonperforming:
Nonaccrual	3,256	108	1,703	507	27	24	5,625
Total nonperforming	3,256	108	1,703	507	27	24	5,625
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

There were no loans 90 days or more past due and still accruing at December 31, 2016.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

Troubled Debt Restructurings

At June 30, 2017, there were $6.7 million in loans designated as troubled debt restructurings of which $5.5 million were accruing. At December 31, 2016, there were $6.4 million in loans designated as troubled debt restructurings of which $5.2 million were accruing.

There was one loan with a pre-modification and post-modification balance of $266,000 identified as a troubled debt restructuring during the three months ended June 30, 2017 due to a payment structure change. There were no loans designated as troubled debt restructuring during the three months ended June 30, 2016.

No loans previously restructured in the twelve months prior to June 30, 2017 and 2016 went into default during the three and six months ended June 30, 2017 and 2016.

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in real estate acquired through foreclosure for the periods ended June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$1,179	2,374
Additions	799	2,630
Sales	(561)	(3,810)
Write downs	—	(15)
Balance at end of period	$1,417	1,179

A summary of the composition of real estate acquired through foreclosure follows:

	At June 30,	At December 31,
	2017	2016
	(In thousands)
Real estate loans:
Construction and development	$1,417	1,179
	$1,417	1,179

NOTE 7 - DEPOSITS

Deposits outstanding by type of account at June 30, 2017 and December 31, 2016 are summarized as follows:

	At June 30,	At December 31,
	2017	2016
	(In thousands)
Noninterest-bearing demand accounts	$330,641	229,905
Interest-bearing demand accounts	298,123	191,851
Savings accounts	70,336	48,648
Money market accounts	380,108	292,639
Certificates of deposit:
Less than $250,000	535,427	467,937
$250,000 or more	49,094	27,280
Total certificates of deposit	584,521	495,217
Total deposits	$1,663,729	1,258,260

The aggregate amount of brokered certificates of deposit was $95.7 million and $98.3 million at June 30, 2017 and December 31, 2016, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $47.7 million and $44.3 million at June 30, 2017 and December 31, 2016, respectively.

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

Derivative instruments not related to mortgage banking activities interest rate swap agreements - Fair values for these instruments are based on quoted market prices, when available. As such, the fair value adjustments for derivatives with fair values based on quoted market prices are recurring Level 1.

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

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2017 and December 31, 2016 are as follows:

	At June 30, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$14,965	14,965	14,965	—	—
Interest-bearing cash	30,064	30,064	30,064	—	—
Securities available-for-sale	500,310	500,310	—	491,651	8,659
Federal Home Loan Bank stock	10,545	10,545	—	—	10,545
Other investments	2,130	2,130	—	—	2,130
Derivative assets	2,583	2,583	704	1,879	—
Loans held for sale	36,232	36,232	—	36,232	—
Loans receivable, net	1,424,670	1,422,796	—	—	1,422,796
Accrued interest receivable	7,124	7,124	—	7,124	—
Mortgage servicing rights	16,692	22,188	—	—	22,188
Cash value life insurance	38,057	38,057	—	38,057	—

Financial liabilities:
Deposits	1,663,729	1,661,265	—	1,661,265	—
Short-term borrowed funds	149,000	148,820	—	148,820	—
Long-term debt	75,327	75,171	—	75,171	—
Derivative liabilities	249	249	249	—	—
Accrued interest payable	755	755	—	755	—

	At December 31, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$9,761	9,761	9,761	—	—
Interest-bearing cash	14,591	14,591	14,591	—	—
Securities available-for-sale	335,352	335,352	—	328,188	7,164
Federal Home Loan Bank stock	11,072	11,072	—	—	11,072
Other investments	1,768	1,768	—	—	1,768
Derivative assets	2,219	2,219	953	1,266	—
Loans held for sale	31,569	31,569	—	31,569	—
Loans receivable, net	1,167,578	1,173,118	—	—	1,173,118
Cash value life insurance	28,984	28,984	—	28,984	—
Accrued interest receivable	5,373	5,373	—	5,373	—
Mortgage servicing rights	15,032	20,961	—	—	20,961

Financial liabilities:
Deposits	1,258,260	1,256,119	—	1,256,119	—
Short-term borrowed funds	203,000	202,455	—	202,455	—
Long-term debt	38,465	38,442	—	38,442	—
Derivative liabilities	342	342	195	147	—
Accrued interest payable	327	327	—	327	—
38

	At June 30, 2017		At December 31, 2016
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(In thousands)
Commitments to extend credit	$186,604	—	111,446	—
Standby letters of credit	2,730	—	2,248	—

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

Securities Available-for-Sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At June 30, 2017 and December 31, 2016, the Company’s investment securities available-for-sale are recurring Level 2 except for trust preferred securities which are determined to be Level 3.

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

Derivative Assets and Liabilities

The primary use of derivative instruments is related to the mortgage banking activities of the Company. The Company’s wholesale mortgage banking subsidiary enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, The Company records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, the Company assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. The Company also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary’s historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the “pull-through” percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2017 and December 31, 2016:

	Quoted market	Significant other	Significant other
	price in active	observable	unobservable
	markets (Level 1)	inputs (Level 2)	inputs (Level 3)
	(In thousands)
June 30, 2017
Available-for-sale investment securities:
Municipal securities	$—	162,594	—
US government agencies	—	2,866	—
Collateralized loan obligations	—	105,083	—
Corporate securities	—	494	—
Mortgage-backed securities:
Agency	—	158,309	—
Non-agency	—	62,305	—
Trust Preferred Securities	—	—	8,659
Loans held for sale	—	36,232	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	199	—	—
Non-hedging derivatives:
Interest rate swaps	505	—	—
Mortgage loan interest rate lock commitments	—	951	—
Mortgage loan forward sales commitments	—	399	—
Mortgage-backed securities forward sales commitments	—	529	—
Derivative liabilities:
Cash flow hedges:
Interest rate swaps	29	—	—
Non-hedging derivatives:
Interest rate swaps	220	—	—
Total	$953	529,762	8,659

December 31, 2016
Available-for-sale investment securities:
Municipal securities	$—	93,212	—
US government agencies	—	3,386	—
Collateralized loan obligations	—	76,249	—
Corporate securities	—	491	—
Mortgage-backed securities:
Agency	—	90,986	—
Non-agency	—	63,864	—
Trust preferred securities	—	—	7,164
Loans held for sale	—	31,569	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	421	—	—
Non-hedging derivatives:
Interest rate swaps	532	—	—
Mortgage loan interest rate lock commitments	—	1,113	—
Mortgage loan forward sales commitments	—	153	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	195	—	—
Mortgage-backed securities forward sales commitments	—	147	—
Total	$1,148	361,170	7,164
41

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2017 and December 31, 2016:

	Quoted market	Significant other	Significant other
	price in active	observable	unobservable
	markets (Level 1)	inputs (Level 2)	inputs (Level 3)
	(In thousands)
June 30, 2017
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,610
Home equity	—	—	573
Commercial real estate	—	—	4,948
Construction and development	—	—	317
Consumer loans	—	—	18
Commercial business loans	—	—	205
Real estate owned:
Construction and development	—	—	1,417
Mortgage servicing rights	—	—	22,188
Total	$—	—	34,276

December 31, 2016
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,641
Home equity	—	—	79
Commercial real estate	—	—	5,155
Construction and development	—	—	507
Consumer loans	—	—	24
Commercial business loans	—	—	258
Real estate owned:
Construction and development	—	—	1,179
Mortgage servicing rights	—	—	20,961
Total	$—	—	32,804

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2017 and December 31, 2016
		Significant	Significant Unobservable
	Valuation Technique	Observable Inputs	Inputs
Impaired Loans	Appraisal Value	Appraisals and or sales of	Appraisals discounted 10% to 20% for
		comparable properties	sales commissions and other holding costs

Real estate owned	Appraisal Value/	Appraisals and or sales of	Appraisals discounted 10% to 20% for
	Comparison Sales	comparable properties	sales commissions and other holding costs

Mortgage Servicing Rights	Discounted cash flows	Comparable sales	Discount rates averaging 12% - 13%
in each period presented
Prepayment rates averaging 7% - 8%
in each period presented
42

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

The following is a summary of the reconciliation of weighted average shares outstanding for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	16,029,332	16,029,332	11,908,282	11,908,282
Effect of dilutive securities	—	150,839	—	168,596
Weighted average shares outstanding	16,029,332	16,180,171	11,908,282	12,076,878

	For the Six Months Ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	14,980,349	14,980,349	11,827,428	11,827,428
Effect of dilutive securities	—	164,447	—	174,434
Weighted average shares outstanding	14,980,349	15,144,796	11,827,428	12,001,862

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of June 30, 2017 and 2016 used to calculate book value per share:

	As of June 30,
	2017	2016

Issued and outstanding shares	16,156,943	12,545,282
Less nonvested restricted stock awards	(101,489)	(219,228)
Period end dilutive shares	16,055,454	12,326,054

NOTE 10 – SUPPLEMENTAL SEGMENT INFORMATION

The Company has three reportable segments: community banking, wholesale mortgage banking (“mortgage banking”) and other. The community banking segment includes traditional banking services offered through the Bank as well as the managerial and operational support provided by Carolina Services. The mortgage banking segment provides wholesale mortgage loan origination and servicing offered through Crescent Mortgage Company. The other segment includes parent company financial information and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its subsidiaries.

43

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

The following tables present selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2017 and 2016:

	Community	Mortgage
For the Three Months Ended June 30, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$21,691	427	8	(3)	22,123
Interest expense	2,747	42	278	(42)	3,025
Net interest income (expense)	18,944	385	(270)	39	19,098
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	3,494	5,311	—	—	8,805
Intersegment noninterest income	242	31	—	(273)	—
Noninterest expense	11,448	4,164	278	—	15,890
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	11,232	1,323	(550)	8	12,013
Income tax expense (benefit)	2,789	85	(204)	3	2,673
Net income (loss)	$8,443	1,238	(346)	5	9,340

	Community	Mortgage
For the Three Months Ended June 30, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$14,136	329	4	24	14,493
Interest expense	2,025	4	148	(4)	2,173
Net interest income (expense)	12,111	325	(144)	28	12,320
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	2,078	5,111	—	—	7,189
Intersegment noninterest income	242	15	—	(257)	—
Noninterest expense	11,646	3,891	272	—	15,809
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	2,785	1,320	(418)	13	3,700
Income tax expense (benefit)	623	401	(165)	5	864
Net income (loss)	$2,162	919	(253)	8	2,836
44

	Community	Mortgage
For the Six Months Ended June 30, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$38,949	822	13	8	39,792
Interest expense	4,965	54	459	(54)	5,424
Net interest income (expense)	33,984	768	(446)	62	34,368
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	5,912	10,123	—	—	16,035
Intersegment noninterest income	483	64	—	(547)	—
Noninterest expense	22,772	8,216	488	—	31,476
Intersegment noninterest expense	—	480	3	(483)	—
Income (loss) before income taxes	17,607	2,259	(937)	(2)	18,927
Income tax expense (benefit)	4,656	375	(346)	(1)	4,684
Net income (loss)	$12,951	1,884	(591)	(1)	14,243

	Community	Mortgage
For the Six Months June 30, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$27,080	698	9	66	27,853
Interest expense	3,964	9	296	(9)	4,260
Net interest income (expense)	23,116	689	(287)	75	23,593
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	4,211	9,254	—	—	13,465
Intersegment noninterest income	485	34	—	(519)	—
Noninterest expense	20,075	7,571	431	—	28,077
Intersegment noninterest expense	—	481	4	(485)	—
Income (loss) before income taxes	7,737	1,925	(722)	41	8,981
Income tax expense (benefit)	2,162	605	(281)	16	2,502
Net income (loss)	$5,575	1,320	(441)	25	6,479

The following tables present selected financial information for the Company’s reportable business segments for June 30, 2017 and December 31, 2016:

	Community	Mortgage
At June 30, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$2,189,371	79,092	302,533	(379,085)	2,191,911
Loans receivable, net	1,409,887	27,423	—	(12,640)	1,424,670
Loans held for sale	8,252	27,980	—	—	36,232
Deposits	1,671,008	—	—	(7,279)	1,663,729
Borrowed funds	201,000	12,069	23,327	(12,069)	224,327

	Community	Mortgage
At December 31, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,678,541	78,315	179,681	(252,801)	1,683,736
Loans receivable, net	1,151,704	27,433	—	(11,559)	1,167,578
Loans held for sale	2,159	29,410	—	—	31,569
Deposits	1,263,030	—	—	(4,770)	1,258,260
Borrowed funds	226,000	10,990	15,465	(10,990)	241,465

45

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 and assesses our financial condition as of June 30, 2017 as compared to December 31, 2016. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2016 included in our Form 10-K for that period. Results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

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
46

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

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements prove to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form10-K for the year ended December 31, 2016. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q and our other reports filed pursuant to the Securities Exchange Act of 1934. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

Company Overview

 Carolina Financial Corporation is a Delaware corporation financial holding company registered under the Bank Holding Company Act of 1956, as amended. Its primary business is to serve as the holding company to CresCom Bank, a South Carolina state-chartered bank. CresCom Bank operates Crescent Mortgage Company and Carolina Service Corporation of Charleston as wholly-owned subsidiaries of CresCom Bank. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is a wholesale mortgage company licensed to provide mortgage banking services in 48 states and partners with community banks, credit unions and mortgage brokers.

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

47

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

On March 18, 2017, the Company closed its acquisition of Greer Bancshares Incorporated, the holding company for Greer State Bank (“Greer”), with the operational conversion completed in April 2017.

On June 9, 2017, the Company announced the execution of an Agreement and Plan of Merger and Reorganization, by and between the Company and First South Bancorp, Inc. (“First South”), pursuant to which, subject to the terms and conditions set forth therein, First South will merge with and into the Company, with the Company as the surviving corporation of the Merger. The Merger Agreement provides that immediately following the Merger, First South’s wholly-owned subsidiary, First South Bank, a North Carolina-chartered bank, will merge with and into CresCom Bank, with CresCom Bank as the surviving entity in the Bank Merger.

Executive Summary of Operating Results

The following is a summary of the Company’s financial highlights and significant events in second quarter of 2017:

•	Net income for the second quarter 2017 increased 229.3% to $9.3 million, or $0.58 per diluted share, from $2.8 million, or $0.23 per diluted share for the second quarter of 2016. Included in earnings are pretax merger-related expenses of $0.3 million and $2.8 million for the second quarter of 2017 and 2016, respectively.
•	Operating earnings for the second quarter of 2017, which excludes certain non-operating income and expenses, increased 78.8% to $9.1 million, or $0.56 per diluted share, from $5.1 million, or $0.42 per diluted share, from the second quarter of 2016.
•	Performance ratios second quarter of 2017 compared to second quarter of 2016:
o	Return on average assets improved to 1.72% compared to 0.76%.
o	Operating return on average assets improved to 1.69% compared to 1.38%.
o	Return on average tangible equity was 16.02% compared to 7.96%.
o	Operating return on average tangible equity improved to 15.65% compared to 14.32%.

•	Loans receivable, excluding Greer loans acquired, grew at an annualized rate of 10.6%, or $62.5 million, since December 31, 2016.
•	Allowance for loan losses to non-acquired loans was 0.93% at June 30, 2017 compared to 1.01% at December 31, 2016. Nonperforming assets to total assets were 0.31% at June 30, 2017 compared to 0.40% at December 31, 2016.
•	Total deposits, excluding Greer deposits acquired, increased $94.4 million since December 31, 2016. Core deposits, excluding Greer core deposits acquired, increased $67.4 million since December 31, 2016.
48

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

The following is a summary of the Company’s performance measures:

	At or for the Three		At or for the Six
	Months Ended		Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Performance Ratios (annualized):
Return on average equity	13.45%	7.79%	11.68%	9.03%
Return on average assets	1.72%	0.76%	1.45%	0.90%
Return on average tangible equity (Non-GAAP)	16.02%	7.96%	13.25%	9.22%
Average earning assets to average total assets	90.68%	93.44%	91.23%	93.07%
Average loans receivable to average deposits	86.51%	83.56%	88.65%	86.07%
Average stockholders’ equity to average assets	12.82%	9.82%	12.40%	9.97%
Net interest margin-tax equivalent (1)	4.03%	3.64%	3.96%	3.63%
Net charge-offs (recovery) to average loans receivable	(0.01)%	(0.03)%	(0.01)%	(0.03)%
Nonperforming assets to period end loans receivable	0.48%	0.68%	0.48%	0.68%
Nonperforming assets to total assets	0.31%	0.45%	0.31%	0.45%
Nonperforming loans to total loans	0.38%	0.37%	0.38%	0.37%
Allowance for loan losses as a percentage of loans receivable (end of period)	0.75%	0.96%	0.75%	0.96%
Allowance for loan losses as a percentage of non-acquired loans receivable (Non-GAAP)	0.93%	1.10%	0.93%	1.10%
Allowance for loan losses as a percentage of nonperforming loans	196.92%	262.68%	196.92%	262.68%

(1)	Net interest margin-tax equivalent reflects tax-exempt income on a tax-equivalent basis.
49

The following table presents a reconciliation of Non-GAAP performance measures for consolidated operating earnings and corresponding ratios:

Reconciliation of Non-GAAP Financial Measures- Consolidated
(Unaudited)
(In thousands, except share data)

	For the Three Months Ended
Operating Earnings and Performance Ratios:	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Income before income taxes	$12,013	6,915	7,498	8,939	3,700
Gain on sale of securities	(621)	(185)	(65)	(111)	(113)
Net loss on extinguishment of debt	—	—	1,694	118	47
Fair value adjustments on interest rate swaps	69	58	(998)	(99)	226
Merger related expenses	279	1,319	260	—	2,799
Operating earnings before income taxes	11,740	8,107	8,389	8,847	6,659
Tax expense (1)	2,612	2,358	2,627	2,967	1,555
Operating earnings (Non-GAAP)	$9,128	5,749	5,762	5,880	5,104

Average equity	$277,708	210,071	160,991	157,311	145,656
Average assets	$2,166,803	1,768,323	1,651,653	1,626,717	1,482,963

Average Equity	$277,708	210,071	160,991	157,311	145,656
Less average intangible assets	(44,452)	(13,510)	(7,979)	(8,092)	(3,076)
Average tangible common equity (Non-GAAP)	$233,256	196,561	153,012	149,219	142,580

Operating return on average assets (Non-GAAP)	1.69%	1.30%	1.40%	1.45%	1.38%
Operating return on average equity (Non-GAAP)	13.15%	10.95%	14.32%	14.95%	14.02%
Operating return on average tangible equity (Non-GAAP)	15.65%	11.70%	15.06%	15.76%	14.32%

Weighted average common shares outstanding:
Basic	16,029,332	13,919,711	12,336,420	12,327,921	11,908,282
Diluted	16,180,171	14,139,241	12,585,518	12,535,551	12,076,878
Operating earnings per common share:
Basic (Non-GAAP)	$0.57	0.41	0.47	0.48	0.43
Diluted (Non-GAAP)	$0.56	0.41	0.46	0.47	0.42

As Reported:
Income before income taxes	$12,013	6,915	7,498	8,939	3,700
Tax expense	2,673	2,011	2,348	2,998	864
Net Income	$9,340	4,904	5,150	5,941	2,836

Average equity	$277,708	210,071	160,991	157,311	145,656
Average tangible equity (Non-GAAP)	$233,256	196,561	153,012	149,219	142,580
Average assets	$2,166,803	1,768,323	1,651,653	1,626,717	1,482,963
Return on average assets	1.72%	1.11%	1.25%	1.46%	0.76%
Return on average equity	13.45%	9.34%	12.80%	15.11%	7.79%
Return on average tangible equity (Non-GAAP)	16.02%	9.98%	13.46%	15.93%	7.96%

Weighted average common shares outstanding:
Basic	16,029,332	13,919,711	12,336,420	12,327,921	11,908,282
Diluted	16,180,171	14,139,241	12,585,518	12,535,551	12,076,878
Earnings per common share:
Basic	$0.58	0.35	0.42	0.48	0.24
Diluted	$0.58	0.35	0.41	0.47	0.23

(1)	Tax expense is determined using the effective tax rate reflected in the accompanying income statement for the applicable reporting period.

Reconciliation of Non-GAAP Financial Measures - Consolidated
(Unaudited)

(In thousands, except share data)

	At the Month Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
Core deposits:
Noninterest-bearing demand accounts	$330,641	298,365	229,905	267,892	246,811
Interest-bearing demand accounts	298,123	309,961	191,851	195,792	166,843
Savings accounts	70,336	66,506	48,648	47,035	46,032
Money market accounts	380,108	363,600	292,639	299,960	296,968
Total core deposits (Non-GAAP)	1,079,208	1,038,432	763,043	810,679	756,654

Certificates of deposit:
Less than $250,000	535,427	524,836	467,937	476,744	480,002
$250,000 or more	49,094	44,452	27,280	24,853	26,532
Total certificates of deposit	584,521	569,288	495,217	501,597	506,534
Total deposits	$1,663,729	1,607,720	1,258,260	1,312,276	1,263,188

	At the Month Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
Tangible book value per share:
Total stockholders’ equity	$281,818	271,454	163,190	160,331	155,017
Less intangible assets	(45,123)	(45,292)	(7,924)	(8,037)	(8,150)
Tangible common equity (Non-GAAP)	$236,695	226,162	155,266	152,294	146,867

Issued and outstanding shares	16,156,943	16,185,408	12,548,328	12,546,220	12,545,282
Less nonvested restricted stock awards	(101,489)	(227,439)	(211,908)	(216,828)	(219,228)
Period end dilutive shares	16,055,454	15,957,969	12,336,420	12,329,392	12,326,054

Total stockholders equity	$281,818	271,454	163,190	160,331	155,017
Divided by period end dilutive shares	16,055,454	15,957,969	12,336,420	12,329,392	12,326,054
Common book value per share	$17.55	17.01	13.23	13.00	12.58

Tangible common equity (Non-GAAP)	$236,695	226,162	155,266	152,294	146,867
Divided by period end dilutive shares	16,055,454	15,957,969	12,336,420	12,329,392	12,326,054
Tangible common book value per share (Non-GAAP)	$14.74	14.17	12.59	12.35	11.92

	At the Month Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
Acquired and non-acquired loans:
Acquired loans receivable	$278,275	303,244	119,422	129,505	130,228
Non-acquired loans receivable	1,157,145	1,113,766	1,058,844	1,003,724	937,028
Total loans receivable	$1,435,420	1,417,010	1,178,266	1,133,229	1,067,256
% Acquired	19.39%	21.40%	10.14%	11.43%	12.20%

Non-acquired loans	$1,157,145	1,113,766	1,058,844	1,003,724	937,028
Allowance for loan losses	10,750	10,715	10,688	10,340	10,297
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.93%	0.96%	1.01%	1.03%	1.10%

Total loans receivable	$1,435,420	1,417,010	1,178,266	1,133,229	1,067,256
Allowance for loan losses	10,750	10,715	10,688	10,340	10,297
Allowance for loan losses to total loans receivable	0.75%	0.76%	0.91%	0.91%	0.96%
51

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2016 Annual Report on Form 10-K. Refer to the notes to our consolidated financial statements in our 2016 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations

Summary

The Company reported net income for the three months ended June 30, 2017 of $9.3 million, or $0.58 per diluted share, as compared to $2.8 million, or $0.23 per diluted share, for the three months ended June 30, 2016. Included in net income for the three months ended June 30, 2017 and 2016 were pretax merger related expenses of $0.3 million and $2.8 million, respectively. Net income for the six months ended June 30, 2017 of $14.2 million, or $0.94 per diluted share, as compared to $6.5 million, or $0.54 per diluted share, for the six months ended June 30, 2016. Included in net income for the six months ended June 30, 2017 and 2016 were pretax merger related expenses of $1.6 million and $3.0 million, respectively.

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

Net interest income increased to $19.1 million for the three months ended June 30, 2017 from $12.3 million for the three months ended June 30, 2016. Net interest income increased to $34.4 million for the six months ended June 30, 2017 from $23.6 million for the six months ended June 30, 2016. The increase in net interest income is a result of the increase in average interest-earning assets balances, as well as an increase in the net interest margin of 39 basis points on a tax equivalent yield basis over the comparable prior year quarter. The increase in average earnings assets for the three months ended June 30, 2017 is primarily the result of increased balances of loans receivable.

The growth in loan balances was primarily the result of the following:

•	On June 11, 2016, the Company acquired approximately $74.6 million of loans, net of purchase accounting adjustments, as part of the acquisition of Congaree Bancshares, Inc. (“Congaree”). The recorded investment in loans acquired from the Congaree acquisition were $58.9 million as of June 30, 2017.
•	On March 18, 2017, the Company acquired approximately $194.7 million of loans, net of purchase accounting adjustments, as part of the acquisition of Greer. The recorded investment in loans acquired from the Greer acquisition were $174.6 million as of June 30, 2017. Loans that have been refinanced are not included below. The recorded investment as of June 30, 2017 for loans acquired in the acquisition of Greer are presented in the following table:
	At June 30, 2017
		% of Total
	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$44,720	25.62%
Home equity	16,206	9.28%
Commercial real estate	67,698	38.78%
Construction and development	19,457	11.14%
Consumer loans	3,704	2.12%
Commercial business loans	22,804	13.06%
Total loans receivable, net	174,589	100.00%

•	Residential mortgage – In addition to selling a portion of its production, the Company has retained a portion of its mortgage production. Due to management’s emphasis on growing the Company’s residential mortgage portfolio, loans receivable within the one-to-four family portfolio has increased $97.3 million since June 30, 2016. This growth includes loans acquired in the acquisition of Congaree and Greer.
•	Commercial lending – The Company continues to expand its commercial lending team throughout its markets. As a result, gross loans receivable within commercial real estate and construction and development increased $195.9 million since June 30, 2016. This growth includes loans acquired in the acquisition of Congaree and Greer.

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

	For The Three Months Ended June 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$22,412	221	3.96%	24,467	211	3.46%
Loans receivable, net (1)	1,412,940	18,059	5.13%	978,337	11,669	4.78%
Interest-bearing cash	13,145	34	1.04%	35,564	24	0.27%
Securities available for sale	499,730	3,661	2.90%	323,782	2,384	2.91%
Securities held to maturity	—	—	—	11,323	86	3.00%
Dividends from non-equitable securities	10,976	115	4.20%	7,060	108	6.14%
Other investments	5,691	33	2.33%	5,170	11	0.85%
Total interest-earning assets	1,964,894	22,123	4.52%	1,385,703	14,493	4.20%
Non-earning assets	201,909			97,260

Total assets	$2,166,803			1,482,963

Interest-bearing liabilities:
Demand accounts	286,330	197	0.28%	137,999	46	0.13%
Money market accounts	378,163	415	0.44%	268,178	204	0.31%
Savings accounts	69,825	35	0.20%	43,497	14	0.13%
Certificates of deposit	572,443	1,451	1.02%	486,101	1,248	1.03%
Short-term borrowed funds	170,333	429	1.01%	72,308	91	0.51%
Long-term debt	64,234	498	3.11%	78,193	570	2.93%
Total interest-bearing liabilities	1,541,328	3,025	0.79%	1,086,276	2,173	0.80%
Noninterest-bearing deposits	326,524			235,085
Other liabilities	21,243			15,946
Stockholders’ equity	277,708			145,656

Total liabilities and Stockholders’ equity	$2,166,803			1,482,963

Net interest spread			3.73%			3.40%
Net interest margin	3.90%			3.57%

Net interest margin (tax-equivalent) (2)	4.03%			3.64%
Net interest income		$19,098			12,320

(1)	Average balances of loans include nonaccrual loans.
(2)	The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.90%, or 4.03% on a tax-equivalent basis, for the three months ended June 30, 2017 compared to 3.57%, or 3.64% on a tax equivalent basis, for the three months ended June 30, 2016. The increase in margin from period to period is the result of a shift to higher yielding earning assets as well as an increase in yield on loans receivable. Average loans receivable comprised 73.0% of earnings assets for the three months ended June 30, 2017 compared to 72.4% for the three months ended June 30, 2016. The yield on loans receivable during the quarter ended June 30, 2017 and 2016 reflects accretion income of $1.1 million and $372,000, respectively.

Our net interest spread, which is not on a tax-equivalent basis, was 3.73% for the three months ended June 30, 2017 as compared to 3.40% for the same period in 2016. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 33 basis point increase in net interest spread is a result of the 32 basis point increase in yield on interest-earning assets as well as a one basis point decrease in rate paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing as a result of the increase in the prime rate.

	For The Six Months Ended June 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$20,120	389	3.90%	24,985	434	3.49%
Loans receivable, net (1)	1,313,859	32,858	5.04%	954,336	22,531	4.75%
Interest-bearing cash	14,424	66	0.92%	15,162	37	0.49%
Securities available for sale	431,618	6,214	2.86%	319,097	4,405	2.73%
Securities held to maturity	—	—	—	14,178	217	3.03%
Dividends from non-equitable securities	10,511	216	4.14%	7,871	205	5.24%
Other investments	4,468	49	2.18%	4,312	24	1.12%
Total interest-earning assets	1,795,000	39,792	4.48%	1,339,941	27,853	4.18%
Non-earning assets	172,563			99,754

Total assets	$1,967,563			1,439,695

Interest-bearing liabilities:
Demand accounts	232,285	311	0.27%	124,377	92	0.15%
Money market accounts	341,719	702	0.41%	249,520	341	0.27%
Savings accounts	61,012	56	0.19%	41,966	27	0.13%
Certificates of deposit	541,764	2,721	1.01%	474,625	2,419	1.02%
Short-term borrowed funds	175,238	784	0.90%	82,637	196	0.48%
Long-term debt	45,577	850	3.77%	89,760	1,185	2.65%
Total interest-bearing liabilities	1,397,595	5,424	0.78%	1,062,885	4,260	0.81%
Noninterest-bearing deposits	305,265			218,331
Other liabilities	20,813			14,995
Stockholders’ equity	243,890			143,484

Total liabilities and
Stockholders’ equity	$1,967,563			1,439,695

Net interest spread			3.70%			3.37%
Net interest margin	3.86%			3.53%

Net interest margin (tax-equivalent) (2)	3.96%			3.63%
Net interest income		34,368			23,593

  (1) Average balances of loans include nonaccrual loans.

  (2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.86%, or 3.96% on a tax-equivalent basis, for the six months ended June 30, 2017 compared to 3.53%, or 3.63% on a tax equivalent basis, for the six months ended June 30, 2016. The increase in margin from period to period is the result of a shift to higher yielding earning assets as well as an increase in yield on loans receivable. Average loans receivable comprised 73.2% of earnings assets for the six months ended June 30, 2017 compared to 71.2% for the six months ended June 30, 2016. The yield on loans receivable during the quarter ended June 30, 2017 and 2016 reflects accretion income of $1.4 million and $106,000, respectively.

Our net interest spread, which is not on a tax-equivalent basis, was 3.70% for the six months ended June 30, 2017 as compared to 3.37% for the same period in 2016. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 33 basis point increase in net interest spread is a result of the 30 basis point increase in yield on interest-earning assets as well as a three basis point decrease in rate paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing as a result of the increase in the prime rate.

Provision for Loan Losses

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

Following is a summary of the activity in the allowance for loan losses during the periods ended June 30, 2017 and 2016.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$10,715	10,233	10,688	10,141
Provision for loan losses	—	—	—	—
Loan charge-offs	(20)	(191)	(45)	(193)
Loan recoveries	55	255	107	349
Balance, end of period	$10,750	10,297	10,750	10,297

The Company experienced net recoveries of $35,000 and $64,000 for the three months ended June 30, 2017 and 2016, respectively. The Company experienced net recoveries of $62,000 and $156,000 for the six months ended June 30, 2017 and 2016, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly decreasing to 0.31% as of June 30, 2017 as compared to 0.40% as of December 31, 2016. No provision expense for loan losses was recorded during the first six months of 2017 or the year 2016 primarily due to the net recoveries experienced.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three and six months ended June 30, 2017 and 2016 are presented below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Noninterest income:
Mortgage banking income	$4,289	4,187	7,897	7,362
Deposit service charges	998	897	1,856	1,759
Net loss on extinguishment of debt	—	(47)	—	(56)
Net gain on sale of securities	621	113	806	530
Fair value adjustments on interest rate swaps	(69)	(226)	(127)	(507)
Net increase in cash value life insurance	281	229	492	458
Mortgage loan servicing income	1,604	1,413	3,170	2,801
Other	1,081	623	1,941	1,118
Total noninterest income	$8,805	7,189	16,035	13,465

Noninterest income increased $1.6 million to $8.8 million for the three months ended June 30, 2017 from $7.2 million for the three months ended June 30, 2016. Noninterest income increased $2.5 million to $16.0 million for the six months ended June 30, 2017 from $13.5 million for the six months ended June 30, 2016. The increase in noninterest income for the three and six months ended June 30, 2017 primarily relates to the increase in mortgage banking income as a result of margin expansion experienced during the quarter, net gain on sale of securities, mortgage loan servicing income related to an increase in loans service for third parties and other noninterest income.

The following table provides a break out of mortgage banking income from our Bank’s retail mortgage team “Community banking” and Crescent Mortgage Company “Wholesale mortgage banking”.

	For the Three Months Ended June 30,
	Loan Originations		Mortgage Banking Income		Margin
	2017	2016	2017	2016	2017	2016
Additional segment information:
Community banking	$24,416	24,629	582	509	2.38%	2.07%
Wholesale mortgage banking	213,853	200,161	3,707	3,678	1.73%	1.84%
Total mortgage banking income	$238,269	224,790	4,289	4,187	1.80%	1.86%

	For the Six Months Ended June 30,
	Loan Originations		Mortgage Banking Income		Margin
	2017	2016	2017	2016	2017	2016
Additional segment information:
Community banking	$39,169	42,308	941	929	2.40%	2.20%
Wholesale mortgage banking	394,683	386,960	6,956	6,433	1.76%	1.66%
Total mortgage banking income	$433,852	429,268	7,897	7,362	1.82%	1.72%

During the three months ended June 30, 2017 and 2016, the Company recognized net gains on sale of available-for-sale securities of $621,000 and $113,000 respectively. During the six months ended June 30, 2017 and 2016, the Company recognized net gains on sale of available-for-sale securities of $806,000 and $530,000 respectively.

The fair value adjustment on interest rate swaps decreased noninterest income by $69,000 for the three months ended June 30, 2017 compared to a reduction in noninterest income of $226,000 for three months ended June 30, 2016. The fair value adjustment on interest rate swaps decreased noninterest income by $127,000 for the six months ended June 30, 2017 compared to a reduction in noninterest income of $507,000 for six months ended June 30, 2016. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The Company uses standalone interest rate swaps to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$9,255	7,675	17,864	14,825
Occupancy and equipment	2,439	1,927	4,621	3,769
Marketing and public relations	416	385	797	770
FDIC insurance	75	179	175	347
Recovery of mortgage loan repurchase losses	(225)	(250)	(450)	(500)
Legal expense	151	56	216	105
Other real estate expense, net	26	39	45	59
Mortgage subservicing expense	505	468	991	891
Amortization of mortgage servicing rights	665	541	1,335	1,073
Merger related expenses	279	2,799	1,599	2,985
Other	2,304	1,990	4,283	3,753
Total noninterest expense	$15,890	15,809	31,476	28,077
58

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased to $15.9 million for the three months ended June 30, 2017 from $15.8 million for the three months ended June 30, 2016. Noninterest expense increased to $31.5 million for the six months ended June 30, 2017 from $28.1 million for the six months ended June 30, 2016. The increase in noninterest expense is primarily the result of an increase in salaries and employee benefits and occupancy and equipment as well as merger related expense related to the acquisition of Greer during the first quarter of 2017. Merger related expenses totaled $0.3 million for the three months ended June 30, 2017 as compared to $2.8 million for the three months ended June 30, 2016. Merger related expenses totaled $1.6 million for the six months ended June 30, 2017 as compared to $3.0 million for the six months ended June 30, 2016.

Income Tax Expense

Our effective tax rate was 22.3% for three month period ended June 30, 2017, compared to 23.3% for the three month period ended June 30, 2016. Our effective tax rate was 24.7% for six month period ended June 30, 2017, compared to 27.9% for the six month period ended June 30, 2016. The decrease in the effective tax rate from period to period reflects an increase in interest income on municipal securities during 2017 and tax benefits related to excess stock-based compensation. Tax preferenced municipal securities interest comprised 5.4% and 4.0% of interest income for the quarter ended June 30, 2017 and 2016, respectively. Municipal securities interest comprised 5.0% and 4.2% of interest income for the six months ended June 30, 2017 and 2016, respectively. In addition, the Company recognized tax benefits related to excess stock-based compensation as discussed below.

The following table reflects the tax benefit, by applicable reporting period, by reporting segment related to excess stock-based compensation for the applicable reporting periods.

	For the Three Months Ended June 30, 2017
	Community	Mortgage
	Banking	Banking	Other	Eliminations	Total
Additional segment information (Non-GAAP):
Income tax benefit from excess stock-based compensation	$801	396	—	—	1,197

	For the Three Months Ended June 30, 2016
	Community	Mortgage
	Banking	Banking	Other	Eliminations	Total
Additional segment information (Non-GAAP):
Income tax benefit from excess stock-based compensation	$343	56	—	—	399

	For the Six Months Ended June 30, 2017
	Community	Mortgage
	Banking	Banking	Other	Eliminations	Total
Additional segment information (Non-GAAP):
Income tax benefit from excess stock-based compensation	$1,018	427	—	—	1,445

	For the Six Months Ended June 30, 2016
	Community	Mortgage
	Banking	Banking	Other	Eliminations	Total
Additional segment information (Non-GAAP):
Income tax benefit from excess stock-based compensation	$343	56	—	—	399
59

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

At June 30, 2017, our securities portfolio, excluding FHLB stock and other investments, was $495.8 million or approximately 22.6% of our assets. Our available-for-sale securities portfolio included US agency securities, municipal securities, collateralized loan obligations, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $500.3 million and an amortized cost of $495.8 million for a net unrealized gain of $4.5 million.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

The increase in securities from period to period is attributable to the securities acquired with the acquisition of Greer on March 18, 2017. Securities acquired in the acquisition of Greer were approximately $121.4 million on March 18, 2017. For additional information, see note 2 “Business Combinations” in the accompanying financial statements.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans receivable at June 30, 2017 and December 2016 were $1.4 billion and $1.2 billion, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of June 30, 2017, our loan portfolio included $1.2 billion, or 85.6%, of gross loans secured by real estate. As of December 31, 2016, our loan portfolio included $1.0 billion, or 85.6%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $257.2 million since December 31, 2016. The increase in loans receivable primarily relates to the loans acquired in the acquisition of Greer well as the Bank’s focus on growing residential mortgage and commercial lending. The recorded investment in loans acquired in the acquisition of Greer was $174.6 million as of June 30, 2017. For additional information, see the net interest margin discussion above as well as Note 2 “Business Combinations” in the accompanying financial statements. For additional information regarding acquired loans, see Note 5, “Loans Receivable, Net”.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At June 30,		At December 31,
	2017		2016
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$482,718	33.62%	$411,399	34.91%
Home equity	49,202	3.43%	36,026	3.06%
Commercial real estate	543,534	37.87%	445,344	37.80%
Construction and development	153,083	10.66%	115,682	9.82%
Consumer loans	8,996	0.63%	5,714	0.48%
Commercial business loans	197,887	13.79%	164,101	13.93%
Total gross loans receivable	1,435,420	100.00%	1,178,266	100.00%
Less:
Allowance for loan losses	10,750		10,688
Total loans receivable, net	$1,424,670		$1,167,578

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At June 30, 2017
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$19,500	58,520	404,698	482,718
Home equity	5,384	5,500	38,318	49,202
Commercial real estate	57,843	370,610	115,081	543,534
Construction and development	46,030	82,640	24,413	153,083
Consumer loans	1,572	6,354	1,070	8,996
Commercial business loans	19,939	92,270	85,678	197,887
Total gross loans receivable	$150,268	615,894	669,258	1,435,420

Loans maturing - after one year
Variable rate loans				$463,035
Fixed rate loans				822,117
				$1,285,152

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of June 30, 2017, the Company had $497,000 of PCI loans that were 90 days past due and accruing. At December 31 2016, we had no loans 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At June 30,	At December 31,
	2017	2016
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$1,153	1,227
Nonaccrual loans-other	4,306	4,398
Real estate acquired through foreclosure, net	1,417	1,179
Total Non-Performing Assets	$6,876	6,804

Problem Assets not included in Non-Performing Assets-
Accruing renegotiated loans outstanding	$5,543	5,216

At June 30, 2017, nonperforming assets were $6.9 million, or 0.31% of total assets. Comparatively, nonperforming assets were $6.8 million, or 0.40% of total assets, at December 31, 2016. Nonperforming loans were 0.38% and 0.48% of gross loans receivable at June 30, 2017 and December 31, 2016, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $5.5 million at June 30, 2017, compared to $5.2 million at December 31, 2016. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at June 30, 2017 and December 31, 2016 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on loans greater than $100,000 on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The allowance for loan losses was $10.8 million, or 0.93% of non-acquired loans, at June 30, 2017, compared to $10.7 million, or 1.01% of total non-acquired loans, at December 31, 2016. Loans acquired in business combinations were $278.3 million and $119.4 at June 30, 2017 and December 31, 2016, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. At June 30, 2017 and December 31, 2016, acquired non-credit impaired loans had a purchase discount remaining of $5.9 million and $3.2 million, respectively.

The table below shows a reconciliation of acquired and non-acquired loans and allowance for loan losses to non-acquired loans:

	At the Month Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
Acquired and non-acquired loans:
Acquired loans receivable	$278,275	303,244	119,422	129,505	130,228
Non-acquired loans receivable	1,157,145	1,113,766	1,058,844	1,003,724	937,028
Total loans receivable	$1,435,420	1,417,010	1,178,266	1,133,229	1,067,256
% Acquired	19.39%	21.40%	10.14%	11.43%	12.20%

Non-acquired loans	$1,157,145	1,113,766	1,058,844	1,003,724	937,028
Allowance for loan losses	10,750	10,715	10,688	10,340	10,297
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.93%	0.96%	1.01%	1.03%	1.10%

Total loans receivable	$1,435,420	1,417,010	1,178,266	1,133,229	1,067,256
Allowance for loan losses	10,750	10,715	10,688	10,340	10,297
Allowance for loan losses to total loans receivable	0.75%	0.76%	0.91%	0.91%	0.96%

The Company experienced net recoveries of $35,000 and $64,000 for the three months ended June 30, 2017 and 2016, respectively. The Company experienced net recoveries of $62,000 and $156,000 for the six months ended June 30, 2017 and 2016, respectively. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly decreasing to 0.31% as of June 30, 2017 as compared to 0.40% as of December 31, 2016. No provision expense for loan losses was recorded during 2017 or 2016 primarily due to the net recoveries experienced.

The following table summarizes the activity related to our allowance for loan losses for the three and six months ended June 30, 2017 and 2016.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$10,715	10,233	10,688	10,141
Provision for loan losses	—	—	—	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(19)	(45)	(35)	(45)
Consumer loans	(1)	(27)	(10)	(29)
Commercial business loans	—	(119)	—	(119)
Total loan charge-offs	(20)	(191)	(45)	(193)
Loan recoveries:
Loans secured by real estate:
One-to-four family	1	81	2	139
Commercial real estate	1	—	26	—
Construction and development	1	3	2	6
Consumer loans	8	9	11	15
Commercial business loans	44	162	66	189
Total loan recoveries	55	255	107	349
Net loan recoveries	35	64	62	156
Balance, end of period	$10,750	10,297	10,750	10,297
Allowance for loan losses as a percentage of loans receivable (end of period)	0.75%	0.96%	0.75%	0.96%
Net charge-offs (recoveries) to average loans receivable (annualized)	(0.01)%	(0.03)%	(0.01)%	(0.03)%

Mortgage Operations

Mortgage Activities and Servicing

Our wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans and is included in mortgage banking income in the accompanying consolidated statements of operations. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations is provided in “Results of Operations – Noninterest Income and Expense”. Additional segment information is provided in Note 10 “Supplemental Segment Information” in the accompanying financial statements.

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

The Company was servicing $2.4 billion loans for others at June 30, 2017 and $2.2 billion at December 31, 2016. Mortgage servicing rights asset had a balance of $16.7 million and $15.0 million at June 30, 2017 and December 31, 2016, respectively. The economic estimated fair value of the mortgage servicing rights was $22.2 million and $21.0 million at June 30, 2017 and December 31, 2016, respectively. Amortization expense related to the mortgage servicing rights was $665,000 and $541,000 during the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to the mortgage servicing rights was $1.3 million and $1.1 million during the six months ended June 30, 2017 and 2016, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three months ended June 30, 2017 and 2016.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands)
MSR beginning balance	$15,792	11,946	15,032	11,433
Amount capitalized	1,565	995	2,995	2,040
Amount amortized	(665)	(541)	(1,335)	(1,073)
MSR ending balance	$16,692	12,400	16,692	12,400
66

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

The following table demonstrates the activity for the reserve for mortgage repurchase losses for the three and six months ended June 30, 2017 and 2016.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Beginning Balance	$2,583	3,605	2,880	3,876
Losses paid	(4)	—	(76)	(21)
Recoveries	—	—	—	—
Provision for mortgage repurchase losses	(225)	(250)	(450)	(500)
Ending balance	$2,354	3,355	2,354	3,355

For the three months ended June 30, 2017 and 2016, the Company recorded a negative provision for mortgage repurchase losses of $225,000 and $250,000, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded a negative provision for mortgage repurchase losses of $450,000 and $500,000, respectively. The decline in the provision for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. Prior to 2012, there was no expiration date related to representations and warranties as long as the loan sold to the investor was outstanding. As a result, the Company received loan repurchase requests years after the loan was originated and sold to various third parties. In the latter part of 2012, the regulatory framework for certain GSEs changed where, under certain circumstances, the loan repurchase risk was limited for production beginning in January 2013. In addition, in May 2014, additional regulatory changes further limited loan repurchase risk.

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

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At June 30, 2017, deposits totaled $1.7 billion, an increase of $405.5 million from deposits of $1.3 billion at December 31, 2016. The increase in deposits since December 31, 2016 primarily relates to the $311.1 million in deposits assumed with the completion of the acquisition of Greer on March 18, 2017 as well as continued efforts to increase our core deposits through business development.

 The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Six Months
	Ended June 30,
	2017		2016
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$232,285	0.27%	124,377	0.15%
Money market accounts	341,719	0.41%	249,520	0.27%
Savings accounts	61,012	0.19%	41,966	0.13%
Certificates of deposit less than $100,000	278,896	0.90%	264,823	0.97%
Certificates of deposit of $100,000 or more	262,868	1.11%	209,802	1.08%
Total interest-bearing average deposits	1,176,780		890,488

Noninterest-bearing deposits	305,265		218,331
Total average deposits	$1,482,045		1,108,819

The maturity distribution of our time deposits of $100,000 or more is as follows:

At June 30, 2016
(In thousands)

Three months or less	$33,135
Over three through Nine Months	49,126
Over six through twelve months	68,161
Over twelve months	133,192
Total certificates of deposits	$283,614
68

Borrowings

The followings table outlines our various sources of short-term borrowed funds during the three and six months ended June 30, 2017 and 2016 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowings source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended June 30, 2017	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$149,000	0.83% - 2.28%	192,000	170,333	1.01%

Long-term borrowed funds
Long-term FHLB advances, due 2018 through 2020	52,000	1.00% - 2.71%	52,000	40,918	2.15%
Subordinated debentures, due 2032 through 2037	23,327	2.90% - 4.50%	23,327	23,316	4.76%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended June 30, 2016	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$97,500	0.38% - 0.95%	97,500	72,308	0.51%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	53,000	0.67% - 4.00%	63,000	62,728	2.69%
Subordinated debentures, due 2032 through 2034	15,465	3.68% - 4.00%	15,465	15,465	3.49%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the six months ended June 30, 2017	(Dollars in thousands)

Short-term borrowed funds
Short-term FHLB advances	$149,000	0.83% - 2.28%	214,500	175,238	0.89%

Long-term borrowed funds
Long-term FHLB advances, due 2018 through 2020	52,000	1.00% - 2.71%	52,000	25,597	3.06%
Subordinated debentures, due 2032 through 2037	23,327	2.90% - 4.50%	23,327	19,980	4.60%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the six months ended June 30, 2016	(Dollars in thousands)

Short-term borrowed funds
Short-term FHLB advances	$97,500	0.38% - 0.95%	115,000	82,637	0.48%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	53,000	0.67%-4.00%	88,000	74,295	2.39%
Subordinated debentures, due 2032 through 2034	15,465	3.68% - 4.00%	15,465	15,465	3.50%
69

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At June 30, 2017, the Company had FHLB advances of $201 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $194.7 million. Lines of credit with the FRB are based on collateral pledged.

Lines of credit with the FRB are based on collateral pledged. At June 30, 2017 the Company had lines available with the FRB for $183.8 million. At June 30, 2017 the Company had no FRB advances outstanding.

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

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at June 30, 2017 and December 31, 2016 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2017
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$235,281	14.89%	80,966	5.125%	110,587	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	258,144	16.34%	104,663	6.625%	134,285	8.500%	N/A	N/A
Total capital (to risk weighted assets)	268,894	17.02%	136,259	8.625%	165,881	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	258,144	12.14%	85,031	4.000%	85,031	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	252,945	16.01%	80,964	5.125%	110,586	7.000%	102,687	6.50%
Tier 1 capital (to risk weighted assets)	252,945	16.01%	104,661	6.625%	134,282	8.500%	126,383	8.00%
Total capital (to risk weighted assets)	263,695	16.69%	136,257	8.625%	165,878	10.500%	157,979	10.00%
Tier 1 capital (to total average assets)	252,945	11.90%	85,032	4.000%	85,032	4.000%	106,290	5.00%

December 31, 2016
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$157,876	12.87%	62,859	5.125%	85,857	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	172,876	14.09%	81,257	6.625%	104,254	8.500%	N/A	N/A
Total capital (to risk weighted assets)	183,564	14.97%	105,788	8.625%	128,785	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	172,876	10.49%	65,911	4.000%	65,911	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	169,222	13.81%	62,811	5.125%	85,791	7.000%	79,663	6.50%
Tier 1 capital (to risk weighted assets)	169,222	13.81%	81,195	6.625%	104,174	8.500%	98,046	8.00%
Total capital (to risk weighted assets)	179,910	14.68%	105,706	8.625%	128,686	10.500%	122,558	10.00%
Tier 1 capital (to total average assets)	169,222	10.30%	65,701	4.000%	65,701	4.000%	82,126	5.00%
71

The following table provides the amount of dividends and dividend payout ratios (dividends declared divided by net income) for the three and six months ended June 30, 2017 and 2016.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Dividends declared	$646	374	1,222	736
Dividend payout ratios	6.92%	13.19%	8.58%	11.36%

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

At June 30, 2017, we had issued commitments to extend credit and standby letters of credit of approximately $189.3 million through various types of lending arrangements.  There were 42 standby letters of credit included in the commitments for $2.7 million. Total fixed rate commitments were $43.0 million and variable rate commitments were $146.3 million.

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

As of June 30, 2017, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market condition.

		Annualized Hypothetical
Interest Rate Scenario		Percentage Change in
Change	Prime Rate	Net Interest Income

(1.00)%	3.25%	(4.20)%
0.00%	4.25%	0.00%
1.00%	5.25%	0.10%
2.00%	6.25%	(0.10)%
3.00%	7.25%	(0.30)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: August 9, 2017	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
76

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and between Carolina Financial Corporation, CBAC, Inc., and Congaree Bancshares, Inc., dated January 5, 2016.(1)

2.2	Agreement and Plan of Merger by and between Carolina Financial Corporation and Greer Bancshares Incorporated, dated November 7, 2016.(2)

2.3	Agreement and Plan of Merger and Reorganization by and between Carolina Financial Corporation and First South Bancorp, Inc., dated June 9, 2017.(3)

4.1	Restated Certificate of Incorporation.(4)

4.2	Amendment to the Restated Certificate of Incorporation.(4)

4.3	Amended and Restated Bylaws.(6)

4.4	Specimen Common Stock Certificate.(7)

4.5	See Exhibits 4.1, 4.2, and 4.3 for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws which define the rights of the stockholders.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 11, 2016.

(2)	Incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-3 filed on December 23, 2016.

(3)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2017.

(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on August 31, 2015.

(5)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016.

(6)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2016.

(7)	Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 10 filed on February 26, 2014.
77