Form 10-Q
period 2017-09-30
CAROLINA FINANCIAL CORP
filed 2017-11-09
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,060,395 shares of common stock, par value $0.01 per share, were issued and outstanding as of November 8, 2017.

2

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
CAROLINA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$14,046	9,761
Interest-bearing cash	31,198	14,591
Cash and cash equivalents	45,244	24,352
Securities available-for-sale (cost of $518,214 at September 30, 2017 and $338,214 at December 31, 2016)	523,744	335,352
Federal Home Loan Bank stock, at cost	10,970	11,072
Other investments	2,139	1,768
Derivative assets	2,332	2,219
Loans held for sale	26,786	31,569
Loans receivable, net of allowance for loan losses of $10,662 at September 30, 2017 and $10,688 at December 31, 2016	1,473,799	1,167,578
Premises and equipment, net	46,430	37,054
Accrued interest receivable	7,320	5,373
Real estate acquired through foreclosure, net	1,640	1,179
Deferred tax assets, net	7,668	8,341
Mortgage servicing rights	17,444	15,032
Cash value life insurance	38,317	28,984
Core deposit intangible	7,666	3,658
Goodwill	37,287	4,266
Other assets	7,953	5,939
Total assets	$2,256,739	1,683,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$333,267	229,905
Interest-bearing deposits	1,374,387	1,028,355
Total deposits	1,707,654	1,258,260
Short-term borrowed funds	180,000	203,000
Long-term debt	54,351	38,465
Derivative liabilities	201	342
Drafts outstanding	5,630	6,223
Advances from borrowers for insurance and taxes	3,163	1,058
Accrued interest payable	1,053	327
Reserve for mortgage repurchase losses	2,129	2,880
Dividends payable to stockholders	646	502
Accrued expenses and other liabilities	11,688	9,489
Total liabilities	1,966,515	1,520,546
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued or outstanding	—	—
Common stock, par value $.01; 25,000,000 shares authorized at September 30, 2017 and December 31, 2016; 16,159,309 and 12,548,328 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	162	125
Additional paid-in capital	168,919	66,156
Retained earnings	117,488	98,451
Accumulated other comprehensive income (loss), net of tax	3,655	(1,542)
Total stockholders’ equity	290,224	163,190
Total liabilities and stockholders’ equity	$2,256,739	1,683,736

See accompanying notes to consolidated financial statements.
3

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share data)
Interest income
Loans	$18,960	13,826	52,207	36,791
Investment securities	3,761	2,264	9,975	6,835
Dividends from Federal Home Loan Bank stock	135	83	351	288
Federal funds sold	—	3	7	5
Other interest income	70	32	178	92
Total interest income	22,926	16,208	62,718	44,011
Interest expense
Deposits	2,422	1,570	6,212	4,449
Short-term borrowed funds	441	124	1,225	320
Long-term debt	514	558	1,364	1,743
Total interest expense	3,377	2,252	8,801	6,512
Net interest income	19,549	13,956	53,917	37,499
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	19,549	13,956	53,917	37,499
Noninterest income
Mortgage banking income	3,625	5,605	11,522	12,967
Deposit service charges	1,072	953	2,928	2,712
Net loss on extinguishment of debt	—	(118)	—	(174)
Net gain on sale of securities	368	111	1,174	641
Fair value adjustments on interest rate swaps	90	99	(37)	(408)
Net increase in cash value life insurance	267	226	759	684
Mortgage loan servicing income	1,652	1,437	4,822	4,238
Other	801	560	2,742	1,728
Total noninterest income	7,875	8,873	23,910	22,388
Noninterest expense
Salaries and employee benefits	8,623	8,481	26,487	23,306
Occupancy and equipment	2,508	2,067	7,129	5,836
Marketing and public relations	385	374	1,182	1,144
FDIC insurance	205	180	380	527
Recovery of mortgage loan repurchase losses	(225)	(250)	(675)	(750)
Legal expense	157	80	373	185
Other real estate (income) expense, net	(5)	(96)	40	(37)
Mortgage subservicing expense	494	462	1,485	1,353
Amortization of mortgage servicing rights	748	586	2,083	1,659
Merger related expenses	311	—	1,910	2,985
Other	2,255	2,006	6,538	5,759
Total noninterest expense	15,456	13,890	46,932	41,967
Income before income taxes	11,968	8,939	30,895	17,920
Income tax expense	3,975	2,998	8,659	5,500
Net income	$7,993	5,941	22,236	12,420
Earnings per common share:
Basic	$0.50	0.48	1.48	1.04
Diluted	$0.49	0.47	1.47	1.02
Dividends per common share	$0.04	0.03	0.12	0.09
Weighted average common shares outstanding:
Basic	16,029,332	12,327,921	14,980,349	11,995,477
Diluted	16,187,869	12,535,551	15,146,972	12,201,721

See accompanying notes to consolidated financial statements.
4

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)

Net income	$7,993	5,941	22,236	12,420

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	1,387	(1,021)	9,511	1,678
Tax effect	(499)	368	(3,424)	(604)

Reclassification adjustment for gains included in earnings	(368)	(111)	(1,174)	(641)
Tax effect	132	40	423	231

Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	34	288	(217)	(1,963)
Tax effect	(12)	(104)	78	707

Transfer from held-to-maturity to available-for-sale securities	—	—	—	1,023
Tax effect	—	—	—	(368)
Other comprehensive income, net of tax	674	(540)	5,197	63

Comprehensive income	$8,667	5,401	27,433	12,483

See accompanying notes to consolidated financial statements.
5

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2015	12,023,557	$120	56,418	82,859	462	139,859
Stock awards	36,056	1	—	—	—	1
Vested stock awards surrendered in cashless exercise	(25,663)	(1)	(112)	(346)	—	(459)
Stock options exercised	3,360	—	27	—	—	27
Stock issued - Congaree Bancshares, Inc. merger	508,910	5	8,545	—	—	8,550
Excess tax benefit in connection with equity awards	—	—	15	—	—	15
Stock-based compensation expense, net	—	—	969	—	—	969
Net income	—	—	—	12,420	—	12,420
Dividends declared to stockholders	—	—	—	(1,114)	—	(1,114)
Other comprehensive income, net of tax	—	—	—	—	63	63
Balance, September 30, 2016	12,546,220	$125	65,862	93,819	525	160,331

Balance, December 31, 2016	12,548,328	$125	66,156	98,451	(1,542)	163,190
Issuance of common stock, net of offering expenses	1,807,143	18	47,653	—	—	47,671
Stock issued - Greer Bancshares Incorporated acquisition	1,789,523	18	54,205	—	—	54,223
Stock awards	71,385	1	108	—	—	109
Vested stock awards surrendered in cashless exercise	(57,670)	—	(383)	(1,330)	—	(1,713)
Stock options exercised	600	—	10	—	—	10
Stock-based compensation expense, net	—	—	1,170	—	—	1,170
Net income	—	—	—	22,236	—	22,236
Dividends declared to stockholders	—	—	—	(1,869)	—	(1,869)
Other comprehensive income, net of tax	—	—	—	—	5,197	5,197
Balance,September 30, 2017	16,159,309	$162	168,919	117,488	3,655	290,224

See accompanying notes to consolidated financial statements.
6

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$22,236	12,420
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned discount/premiums on investments, net	2,726	2,723
Accretion of deferred loan fees	(917)	(484)
Accretion of acquired loans	(2,052)	(471)
Amortization of core deposit intangibles	472	294
Gain on sale of available-for-sale securities, net	(1,174)	(641)
Mortgage banking income	(11,522)	(12,967)
Originations of loans held for sale	(671,103)	(713,675)
Proceeds from sale of loans held for sale	687,513	731,730
Loss on extinguishment of debt	—	174
Amortization of fair value adjustments on subordinated debentures	55	—
Recovery of mortgage loan repurchase losses	(675)	(750)
Mortgage repurchase loan losses paid, net of recoveries	(76)	4
Fair value adjustments on interest rate swaps	37	408
Stock-based compensation	1,170	969
Increase in cash surrender value of bank owned life insurance	(759)	(709)
Depreciation	1,881	1,457
Loss (gain) on disposals of premises and equipment	3	(1)
Gain on sale of real estate acquired through foreclosure	(33)	(48)
Originations of mortgage servicing rights	(4,495)	(3,782)
Amortization of mortgage servicing rights	2,083	1,659
Increase in:
Accrued interest receivable	(764)	(194)
Other assets	(2,868)	(2,375)
Increase (decrease) in:
Accrued interest payable	468	(9)
Dividends payable to stockholders	144	15
Accrued expenses and other liabilities	(5,461)	4,373
Cash flows provided by operating activities	16,889	20,120

		Continued
7

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	For the Nine Months
	Ended September 30,
	2017	2016
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(202,321)	(115,990)
Maturities, payments and calls	37,097	41,735
Proceeds from sales	103,451	69,896
Increase in other investments	(21)	(21)
Decrease in Federal Home Loan Bank stock	1,697	2,830
Increase in loans receivable, net	(109,649)	(135,637)
Purchase of premises and equipment	(3,101)	(1,231)
Proceeds from disposals of premises and equipment	—	1
Proceeds from sale of real estate acquired through foreclosure	661	1,925
Net cash received for acquisitions	37,764	3,668
Cash flows used in investing activities	(134,422)	(132,824)

Cash flows from financing activities:
Net increase in deposit accounts	138,328	191,423
Net decrease in Federal Home Loan Bank advances	(43,500)	(70,174)
Principal repayment of subordinated debt	(3,871)	—
Net (decrease) increase in drafts outstanding	(593)	1,811
Net increase in advances from borrowers for insurance and taxes	2,105	1,973
Cash dividends paid on common stock	(1,725)	(1,083)
Proceeds from issuance of common stock	47,671	—
Net increase in excess tax benefit in connection with equity awards	—	421
Proceeds from exercise of stock options	10	27
Cash flows provided by financing activities	138,425	124,398
Net increase in cash and cash equivalents	20,892	11,694
Cash and cash equivalents, beginning of period	24,352	26,627
Cash and cash equivalents, end of period	$45,244	38,321

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$8,075	6,499
Income taxes paid, net of refunds	7,889	3,795
Noncash investing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$1,047	886
Transfer of held-to-maturity securities to available-for-sale securities	—	16,955
Acquisitions:
Fair value of tangible assets acquired	$380,011	103,117
Other intangible assets acquired	4,480	1,104
Liabilities assumed	358,866	92,203
Net identifiable assets acquired over liabilities assumed	25,625	12,018
Common stock issued in acquisition	54,223	8,557
Goodwill	33,020	4,266

See accompanying notes to consolidated financial statements.
8

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

At September 30, 2017, statutory business trusts (“Trusts”) created or acquired by the Company had outstanding trust preferred securities with a balance of $23.3 million. The principal assets of the Trusts are the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $806,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10-K.

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

On October 18, 2017 the Company declared a $0.05 dividend per common share, payable on January 5, 2018, to stockholders of record on December 14, 2017.

Pursuant to an Agreement and Plan of Merger and Reorganization, dated as of June 9, 2017, by and between the Company and First South Bancorp, Inc. (“First South”), on November 1, 2017 First South merged with and into the Company, with the Company as the surviving corporation. Immediately thereafter, First South Bank, a wholly owned subsidiary of First South, merged with and into the Bank, with the Bank as the surviving Bank. Pursuant to the merger agreement, holders of First South common stock received 0.5064 shares of the common stock of the Company for each share of First South common stock held immediately prior to the effective time of the merger. The Company issued 4.8 million shares of common stock to the former shareholders of First South in the transaction.

Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on stockholders’ equity or the net income as previously reported.

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 amends the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350):  Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under Accounting Standards Codification ASC 350 and eliminating Step 2 from the goodwill impairment test.  As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The amendments should be adopted prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company has determined that this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”).  ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:  (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances.  For business entities, the effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 which is effective for interim and annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application.  The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company has evaluated ASU 2016-08 and 2014-09 and determined that this guidance is not expected to have a significant impact on its financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This update is intended to improve the recognition and measurement of financial instruments and it requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 also provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes and requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  For public business entities, the amendments in ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the ASU 2016-01.  Management is currently evaluating the provisions of ASU 2016-01 on the Company, however, management does not expect these changes to have a significant impact on the Company’s financial statements.

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

The assets acquired and liabilities assumed from Greer were recorded at their fair value as of the closing date of the merger. Fair values were preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values became available. Goodwill of $33.0 million was recorded at the time of the acquisition. The following table summarizes the consideration paid by the Company in the merger with Greer and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

March 18, 2017	As Reported by Greer	Fair Value Adjustments		As Recorded by the Company
	(In thousands)
Assets
Cash and cash equivalents	$42,187	—		42,187
Securities available for sale	121,374	—		121,374
Loans held for sale	105	—		105
Loans receivable	205,209	(10,559	)(a)	194,650
Allowance for loan losses	(3,198)	3,198	(b)	—
Premises and equipment	3,928	4,202	(c)	8,130
Foreclosed assets	42	—		42
Core deposit intangible	—	4,480	(d)	4,480
Deferred tax asset, net	3,831	(1,434	)(e)	2,397
Other assets	11,367	(241	)(f)	11,126
Total assets acquired	$384,845	(354)		384,491

Liabilities
Deposits	$310,866	200	(g)	311,066
Borrowings	43,712	(3,510	)(h)	40,202
Other liabilities	7,086	512	(i)	7,598
Total liabilities assumed	$361,664	(2,798)		358,866
Net identifiable assets acquired over liabilities assumed				25,625
Total consideration paid				58,645
Goodwill				$33,020

Explanation of fair value adjustments:
(a)	Adjustment represents the amount necessary to adjust loans to their fair value due to interest rate and credit factors.
(b)	Adjustment reflects the elimination of Greer’s historical allowance for loan losses.
(c)	Adjustment reflects fair value adjustments on acquired branch and administrative offices based on third party appraisals.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Company’s third party valuation report.
(e)	Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(f)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other assets.
(g)	Adjustment represents the fair value adjustment due to interest rate factors.
(h)	Adjustment represents the fair value adjustment due to interest rate factors.
(i)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.
14

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

	As Reported by Congaree	Fair Value Adjustments		As Recorded by the Company
Assets	(In thousands)
Cash and cash equivalents	$11,394	—		11,394
Securities	9,453	(59	)(a)	9,394
Loans receivable	78,712	(4,111	)(b)	74,601
Allowance for loan losses	(1,112)	1,112	(c)	—
Premises and equipment	2,712	38	(d)	2,750
Foreclosed assets	1,710	(250	)(e)	1,460
Core deposit intangible	—	1,104	(f)	1,104
Deferred tax asset, net	1,813	915	(g)	2,728
Other assets	942	(152	)(h)	790
Total assets acquired	$105,624	(1,403)		104,221

Liabilities
Deposits	$89,227	98	(i)	89,325
Borrowings	2,500	—		2,500
Other liabilities	378	—		378
Total liabilities assumed	$92,105	98		92,203
Net identifiable assets acquired over liabilities assumed				12,018
Total consideration paid				16,284
Goodwill				$4,266

Explanation of fair value adjustments:

(a)	Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b)	Adjustment represents the amount necessary to adjust loans to their fair value due to interest rate and credit factors.
(c)	Adjustment reflects the elimination of Congaree’s historical allowance for loan losses.
(d)	Adjustment reflects fair value adjustments on acquired branch and administrative offices based on third party appraisals.
(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the foreclosed assets.
(f)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Company’s third party valuation report.
(g)	Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(h)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other assets.
(i)	Adjustment reflects the fair value adjustment based on the Company’s third party evaluation report on deposits assumed.
16

NOTE 3 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available-for-sale at September 30, 2017 and December 31, 2016 follows:

	September 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$161,446	5,436	(275)	166,607	92,792	1,475	(1,055)	93,212
US government agencies	10,301	53	—	10,354	3,438	—	(52)	3,386
Collateralized loan obligations	111,478	681	(33)	112,126	76,202	138	(91)	76,249
Corporate securities	476	18	—	494	474	17	—	491
Mortgage-backed securities:
Agency	166,451	1,725	(285)	167,891	90,477	995	(486)	90,986
Non-agency	56,862	592	(125)	57,329	63,628	424	(188)	63,864
Total mortgage-backed securities	223,313	2,317	(410)	225,220	154,105	1,419	(674)	154,850
Trust preferred securities	11,200	1,019	(3,276)	8,943	11,203	545	(4,584)	7,164
Total	$518,214	9,524	(3,994)	523,744	338,214	3,594	(6,456)	335,352

The Company had no held-to-maturity securities as of September 30, 2017 or December 31, 2016. During the second quarter of 2016, the Company tainted its securities held-to-maturity portfolio as a result of a change in the intent to hold these securities until maturity to provide opportunities to maximize its asset utilization. As a result, the securities were moved to available-for-sale resulting in an increase to accumulated other comprehensive income of $655,000.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2017 follows:

	At September 30, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$298	299
One to five years	1,320	1,328
Six to ten years	108,513	109,913
After ten years	408,083	412,204
Total	$518,214	523,744

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Proceeds	$22,430	19,024	103,451	69,896

Realized gains	$368	111	1,388	758
Realized losses	—	—	(214)	(117)
Total investment securities gains, net	$368	111	1,174	641

At September 30, 2017, the Company had pledged securities with a market value of $6.7 million for Federal Home Loan Bank (“FHLB”) advances.

At September 30, 2017, the Company has pledged $79.6 million of securities to secure public agency funds.

The following tables summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At September 30, 2017
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$8,436	8,382	(54)	6,849	6,628	(221)	15,285	15,010	(275)
Collateralized loan obligations	21,000	20,968	(32)	5,000	4,999	(1)	26,000	25,967	(33)
Mortgage-backed securities:
Agency	22,605	22,445	(160)	16,627	16,502	(125)	39,232	38,947	(285)
Non-agency	3,083	3,057	(26)	10,585	10,486	(99)	13,668	13,543	(125)
Total mortgage-backed securities	25,688	25,502	(186)	27,212	26,988	(224)	52,900	52,490	(410)
Trust preferred securities	—	—	—	8,550	5,274	(3,276)	8,550	5,274	(3,276)
Total	$55,124	54,852	(272)	47,611	43,889	(3,722)	102,735	98,741	(3,994)
18

	At December 31, 2016
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$40,479	39,424	(1,055)	—	—	—	40,479	39,424	(1,055)
US government agencies	3,438	3,386	(52)	—	—	—	3,438	3,386	(52)
Collateralized loan obligations	16,792	16,748	(44)	8,500	8,453	(47)	25,292	25,201	(91)
Mortgage-backed securities:
Agency	33,323	32,960	(363)	10,125	10,002	(123)	43,448	42,962	(486)
Non-agency	9,357	9,240	(117)	8,801	8,730	(71)	18,158	17,970	(188)
Total mortgage-backed securities	42,680	42,200	(480)	18,926	18,732	(194)	61,606	60,932	(674)
Trust preferred securities	1,362	1,112	(250)	8,667	4,333	(4,334)	10,029	5,445	(4,584)
Total	$104,751	102,870	(1,881)	36,093	31,518	(4,575)	140,844	134,388	(6,456)

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

As of September 30, 2017, trust preferred securities had an amortized cost of $11.2 million and a fair value of $8.9 million. For each trust preferred security, impairment testing is performed on a quarterly basis using a detailed cash flow analysis. The major assumptions used during the quarterly impairment testing are described in the subsequent paragraph.

In 2009, the Company adopted a four year “burst” scenario for its modeled default rates (2010 - 2013) that replicated the default rates for the banking industry from the four peak years of the savings and loan crisis, which then reduced to 0.25% annually. The elevated default rate ended in 2013, and the constant default rate used by the Company is now 0.25% annually. All issuers that are currently in deferral were presumed to be in default. Additionally, all defaults are assumed to have a 15% recovery after two years and 1% of the pool is presumed to prepay annually. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis management performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current three-month LIBOR forward interest rate curve.

Based on the cash flow analysis performed at period end, management believes that there are no additional securities other-than-temporarily impaired at September 30, 2017.

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

At September 30, 2017 and December 31, 2016, the Company had 46 and 81, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, mortgage-backed securities (agency and non-agency), and trust preferred securities summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows testing as needed, and determined that no OTTI expense was necessary during 2017 or 2016.

Management believes that there are no additional securities other-than-temporarily impaired at September 30, 2017. The Company does not currently intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

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

The derivative positions of the Company at September 30, 2017 and December 31, 2016 are as follows:

	At September 30,		At December 31,
	2017		2016
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$205	30,000	421	30,000
Non-hedging derivatives:
Interest rate swaps	613	45,000	532	20,000
Mortgage loan interest rate lock commitments	913	121,805	1,113	117,439
Mortgage loan forward sales commitments	245	17,882	153	94,001
Mortgage-backed securities forward sales commitments	356	89,000	—	—
Total derivative assets	$2,332	303,687	2,219	261,440

Derivative liabilities:
Cash flow hedges:
Interest rate swaps	$1	15,000	—	—
Non-hedging derivatives:
Interest rate swaps	200	10,000	195	10,000
Mortgage-backed securities forward sales commitments	—	—	147	22,784
Total derivative liabilities	$201	25,000	342	32,784

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

Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry, and professional service areas. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. Equipment loans typically will be made for a term of 10 years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Generally, we limit the loan-to-value ratio on these loans to 75% of cost. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange will generally be handled through a correspondent bank as agent for the Bank.

The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company purchases nationally syndicated commercial and industrial loans. These loans typically have terms of seven years and are generally tied to a floating rate index such as LIBOR or prime. To effectively manage this line of business, the Company has an experienced senior lending executive with relevant experience to manage this area of this segment of the loan portfolio. In addition, the Company engaged a consulting firm that specializes in syndicated loans to assist in monitoring performance analytics. As of September 30, 2017 and December 31, 2016, there were approximately $83.5 million and $91.5 million in syndicated loans outstanding. Syndicated loans are grouped within commercial business loans below.

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

Loans receivable, net at September 30, 2017 and December 31, 2016 are summarized by category as follows:

	At September 30,		At December 31,
	2017		2016
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$475,949	32.06%	$411,399	34.91%
Home equity	46,162	3.11%	36,026	3.06%
Commercial real estate	575,200	38.75%	445,344	37.80%
Construction and development	175,799	11.84%	115,682	9.82%
Consumer loans	9,010	0.61%	5,714	0.48%
Commercial business loans	202,341	13.63%	164,101	13.93%
Total gross loans receivable	1,484,461	100.00%	1,178,266	100.00%
Less:
Allowance for loan losses	10,662		10,688
Total loans receivable, net	$1,473,799		$1,167,578
24

Loans receivable, net at September 30, 2017 and December 31, 2016 for acquired non-credit impaired loans and nonacquired loans are summarized by category as follows:

	At September 30,		At December 31,
	2017		2016
Acquired Non-Credit Impaired Loans		% of Total		% of Total
(ASC 310-20) and Nonacquired Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$470,357	32.13%	$411,399	34.91%
Home equity	46,111	3.15%	36,026	3.06%
Commercial real estate	563,996	38.53%	445,344	37.80%
Construction and development	172,983	11.82%	115,682	9.82%
Consumer loans	8,973	0.61%	5,714	0.48%
Commercial business loans	201,454	13.76%	164,101	13.93%
Total gross loans receivable	1,463,874	100.00%	1,178,266	100.00%
Less:
Allowance for loan losses	10,662		10,688
Total loans receivable, net	$1,453,212		$1,167,578

Loans receivable, net at September 30, 2017 for acquired credit impaired loans are summarized by category below. There were no acquired credit impaired loans at December 31, 2016.

	At September 30,
	2017
Acquired Credit Impaired		% of Total
Loans (ASC 310-30):	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$5,592	27.16%
Home equity	51	0.25%
Commercial real estate	11,204	54.42%
Construction and development	2,816	13.68%
Consumer loans	37	0.18%
Commercial business loans	887	4.31%
Total gross loans receivable	20,587	100.00%
Less:
Allowance for loan losses	—
Total loans receivable, net	$20,587

Included in the loan totals, net of purchase discount, were $252.8 million and $111.4 million in loans acquired through acquisitions at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the purchase discount on acquired non-credit impaired loans was $5.3 million and $3.2 million, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

At September 30, 2017, the outstanding balance and recorded investment of PCI loans was $27.5 million and $20.6 million, respectively. The Company had no PCI loans prior to 2017.

The following table presents changes in the value of PCI loans receivable for the three and nine months ended September 30, 2017:

	For the Three Months	For the Nine Months
	Ended September 30, 2017	Ended September 30, 2017
	(In thousands)	(In thousands)

Balance at beginning of period	$23,993	$—
Fair value of acquired loans	—	25,439
Net reductions for payments, foreclosures, and accretion	(3,406)	(4,852)
Change in the allowance for loan losses on acquired loans	—	—
Balance at end of period, net of allowance for loan losses on acquired loans	$20,587	$20,587
26

The following table presents changes in the value of the accretable yield for PCI loans for the three and nine months ended September 30, 2017 (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2017	Ended September 30, 2017
	(In thousands)	(In thousands)

Accretable yield, beginning of period	$4,542	$—
Additions	—	4,995
Accretion	(322)	(775)
Reclassification from nonaccretable balance, net	—	—
Other changes, net	—	—
Accretable yield, end of period	$4,220	$4,220

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At September 30,		At December 31,
	2017		2016
	(Dollars in thousands)

Variable rate loans	$579,895	39.06%	$455,589	38.67%
Fixed rate loans	904,566	60.94%	722,677	61.33%
Total loans outstanding	$1,484,461	100.00%	$1,178,266	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended September 30, 2017
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,725	218	3,331	948	101	2,901	526	10,750
Provision for loan losses	(125)	18	243	181	(36)	(342)	61	—
Charge-offs	(127)	—	—	—	(5)	—	—	(132)
Recoveries	2	—	—	—	16	26	—	44
Balance, end of period	$2,475	236	3,574	1,129	76	2,585	587	10,662

	For the Three Months Ended September 30, 2016
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,706	167	3,393	1,210	30	2,423	368	10,297
Provision for loan losses	(174)	21	189	(140)	(1)	43	62	—
Charge-offs	—	—	—	—	(2)	(2)	—	(4)
Recoveries	9	—	—	4	8	26	—	47
Balance, end of period	$2,541	188	3,582	1,074	35	2,490	430	10,340

Allowance for loan losses:	For the Nine Months Ended September 30, 2017
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,636	197	3,344	1,132	80	2,805	494	10,688
Provision for loan losses	(2)	39	204	(5)	(16)	(313)	93	—
Charge-offs	(162)	—	—	—	(16)	—	—	(178)
Recoveries	3	—	26	2	28	93	—	152
Balance, end of period	$2,475	236	3,574	1,129	76	2,585	587	10,662

	For the Nine Months Ended September 30, 2016
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,903	151	3,402	1,138	27	2,100	420	10,141
Provision for loan losses	(465)	37	180	(74)	16	296	10	—
Charge-offs	(45)	—	—	—	(31)	(121)	—	(197)
Recoveries	148	—	—	10	23	215	—	396
Balance, end of period	$2,541	188	3,582	1,074	35	2,490	430	10,340
28

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At September 30, 2017:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$98	54	—	—	—	15	—	167
Collectively evaluated for impairment	2,377	182	3,574	1,129	76	2,570	587	10,495
	$2,475	236	3,574	1,129	76	2,585	587	10,662

Loans receivable ending balances:
Individually evaluated for impairment	$4,145	623	4,805	391	16	206	—	10,186
Collectively evaluated for impairment	466,212	45,488	559,191	172,592	8,957	201,248	—	1,453,688
Purchased Credit-Impaired Loans	5,592	51	11,204	2,816	37	887	—	20,587
Total loans receivable	$475,949	46,162	575,200	175,799	9,010	202,341	—	1,484,461

At December 31, 2016:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$27	29	92	—	—	9	—	157
Collectively evaluated for impairment	2,609	168	3,252	1,132	80	2,796	494	10,531
	$2,636	197	3,344	1,132	80	2,805	494	10,688

Loans receivable ending balances:
Individually evaluated for impairment	$4,668	108	5,247	507	24	267	—	10,821
Collectively evaluated for impairment	406,731	35,918	440,097	115,175	5,690	163,834	—	1,167,445
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	—	1,178,266
29

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of September 30, 2017 and December 31, 2016. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At September 30, 2017			At December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,295	3,416	—	4,125	4,366	—
Home equity	353	353	—	—	—	—
Commercial real estate	3,350	3,350	—	4,011	4,011	—
Construction and development	391	391	—	507	507	—
Consumer loans	16	16	—	24	24	—
Commercial business loans	23	24	—	258	258	—
	7,428	7,550	—	8,925	9,166	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	850	850	98	543	543	27
Home equity	270	270	54	108	108	29
Commercial real estate	1,455	1,455	—	1,236	1,236	92
Construction and development	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial business loans	183	183	16	9	9	9
	2,758	2,758	168	1,896	1,896	157

Total:
Loans secured by real estate:
One-to-four family	4,145	4,266	98	4,668	4,909	27
Home equity	623	623	54	108	108	29
Commercial real estate	4,805	4,805	—	5,247	5,247	92
Construction and development	391	391	—	507	507	—
Consumer loans	16	16	—	24	24	—
Commercial business loans	206	207	15	267	267	9
	$10,186	10,308	167	10,821	11,062	157
30

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,686	13	2,218	9	2,757	34	2,445	32
Home equity	347	6	111	4	290	18	37	5
Commercial real estate	3,552	(13)	3,889	61	3,543	85	7,411	289
Construction and development	158	6	503	1	182	14	501	1
Consumer loans	19	—	20	9	19	—	29	8
Commercial business loans	32	—	286	4	32	1	465	56
	6,794	12	7,027	88	6,823	152	10,888	391

With an allowance recorded:
Loans secured by real estate:
One-to-four family	775	6	550	4	748	14	555	14
Home equity	274	—	55	2	246	(1)	18	2
Commercial real estate	1,472	62	1,256	—	1,472	62	1,274	—
Construction and development	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—
Commercial business loans	193	2	9	—	192	8	9	—
	2,714	70	1,870	6	2,658	83	1,856	16

Total:
Loans secured by real estate:
One-to-four family	3,461	19	2,768	13	3,505	48	3,000	46
Home equity	621	6	166	6	536	17	55	7
Commercial real estate	5,024	49	5,145	61	5,015	147	8,685	289
Construction and development	158	6	503	1	182	14	501	1
Consumer loans	19	—	20	9	19	—	29	8
Commercial business loans	225	2	295	4	224	9	474	56
	$9,508	82	8,897	94	9,481	235	12,744	407
31

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of September 30, 2017 and December 31, 2016.

	At September 30, 2017
Acquired Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$251	543	980	70	208	190	2,242
60-89 days past due	503	35	1,086	—	21	23	1,668
90 days or more past due	1,551	108	—	90	5	5	1,759
Total past due	2,305	686	2,066	160	234	218	5,669
Current	468,052	45,425	561,930	172,823	8,739	201,236	1,458,205
Total loans receivable	$470,357	46,111	563,996	172,983	8,973	201,454	1,463,874

	At September 30, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Acquired Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$298	—	—	—	—	—	298
60-89 days past due	25	—	—	—	—	—	25
90 days or more past due	427	—	—	1,261	—	—	1,688
Total past due	750	—	—	1,261	—	—	2,011
Current	4,842	51	11,204	1,555	37	887	18,576
Total loans receivable	$5,592	51	11,204	2,816	37	887	20,587
32

	At December 31, 2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$3,864	379	206	62	55	136	4,702
60-89 days past due	635	497	—	—	3	—	1,135
90 days or more past due	3,170	108	334	507	26	16	4,161
Total past due	7,669	984	540	569	84	152	9,998
Current	403,730	35,042	444,804	115,113	5,630	163,949	1,168,268
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

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

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at September 30, 2017 and December 31, 2016.

	At September 30,	At December 31,
	2017	2016
Loans secured by real estate:	(In thousands)
One-to-four family	$2,974	3,256
Home equity	270	108
Commercial real estate	1,360	1,703
Construction and development	124	507
Consumer loans	22	27
Commercial business loans	174	24
	$4,924	5,625

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

33

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of September 30, 2017 and December 31, 2016.

	At September 30, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$472,354	45,469	571,745	173,594	8,992	200,490	1,472,644
Special Mention	483	—	2,095	138	—	1,851	4,567
Substandard	3,112	693	1,360	2,067	18	—	7,250
Total loans receivable	$475,949	46,162	575,200	175,799	9,010	202,341	1,484,461

Performing	$472,548	45,892	573,840	174,414	8,988	202,167	1,477,849
Nonperforming:
90 days past due still accruing	427	—	—	1,261	—	—	1,688
Nonaccrual	2,974	270	1,360	124	22	174	4,924
Total nonperforming	3,401	270	1,360	1,385	22	174	6,612
Total loans receivable	$475,949	46,162	575,200	175,799	9,010	202,341	1,484,461
34

	At September 30, 2017
Acquired Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$467,245	45,418	561,387	172,439	8,955	199,854	1,455,298
Special Mention	188	—	1,249	74	—	1,600	3,111
Substandard	2,924	693	1,360	470	18	—	5,465
Total loans receivable	$470,357	46,111	563,996	172,983	8,973	201,454	1,463,874

Performing	$467,383	45,841	562,636	172,859	8,951	201,280	1,458,950
Nonperforming:
90 days past due still accruing	—	—	—	—	—	—	—
Nonaccrual	2,974	270	1,360	124	22	174	4,924
Total nonperforming	2,974	270	1,360	124	22	174	4,924
Total loans receivable	$470,357	46,111	563,996	172,983	8,973	201,454	1,463,874

	At September 30, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Acquired Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$5,109	51	10,358	1,155	37	636	17,346
Special Mention	295	—	846	64	—	251	1,456
Substandard	188	—	—	1,597	—	—	1,785
Total loans receivable	$5,592	51	11,204	2,816	37	887	20,587

Performing	$5,165	51	11,204	1,555	37	887	18,899
Nonperforming:
90 days past due still accruing	427	—	—	1,261	—	—	1,688
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	427	—	—	1,261	—	—	1,688
Total loans receivable	$5,592	51	11,204	2,816	37	887	20,587
35

	At December 31, 2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$407,612	35,903	442,323	114,751	5,683	162,235	1,168,507
Special Mention	438	15	1,318	424	19	1,849	4,063
Substandard	3,349	108	1,703	507	12	17	5,696
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

Performing	$408,143	35,918	443,641	115,175	5,687	164,077	1,172,641
Nonperforming:
Nonaccrual	3,256	108	1,703	507	27	24	5,625
Total nonperforming	3,256	108	1,703	507	27	24	5,625
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

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

Troubled Debt Restructurings

At September 30, 2017, there were $6.5 million in loans designated as troubled debt restructurings of which $5.5 million were accruing. At September 30, 2016, there were $6.3 million in loans designated as troubled debt restructurings of which $4.9 million were accruing. At December 31, 2016, there were $6.4 million in loans designated as troubled debt restructurings of which $5.2 million were accruing.

There were no loans identified as a troubled debt restructuring during the three months ended September 30, 2016 or 2017.

No loans previously restructured in the twelve months prior to September 30, 2017 and 2016 went into default during the three and nine months ended September 30, 2017 and 2016.

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in real estate acquired through foreclosure for the periods ended September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$1,179	2,374
Additions	1,089	2,630
Sales	(628)	(3,810)
Write downs	—	(15)
Balance at end of period	$1,640	1,179
36

A summary of the composition of real estate acquired through foreclosure follows:

	At September 30,	At December 31,
	2017	2016
	(In thousands)
Real estate loans:
One-to-four family	$291	—
Construction and development	1,349	1,179
	$1,640	1,179

NOTE 7 - DEPOSITS

Deposits outstanding by type of account at September 30, 2017 and December 31, 2016 are summarized as follows:

	At September 30,	At December 31,
	2017	2016
	(In thousands)
Noninterest-bearing demand accounts	$333,267	229,905
Interest-bearing demand accounts	309,241	191,851
Savings accounts	69,552	48,648
Money market accounts	377,754	292,639
Certificates of deposit:
Less than $250,000	567,483	467,937
$250,000 or more	50,357	27,280
Total certificates of deposit	617,840	495,217
Total deposits	$1,707,654	1,258,260

The aggregate amount of brokered certificates of deposit was $112.0 million and $98.3 million at September 30, 2017 and December 31, 2016, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $43.7 million and $44.3 million at September 30, 2017 and December 31, 2016, respectively.

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

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2017 and December 31, 2016 are as follows:

	At September 30, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$14,046	14,046	14,046	—	—
Interest-bearing cash	31,198	31,198	31,198	—	—
Securities available-for-sale	523,744	523,744	—	514,801	8,943
Federal Home Loan Bank stock	10,970	10,970	—	—	10,970
Other investments	2,139	2,139	—	—	2,139
Derivative assets	2,332	2,332	818	1,514	—
Loans held for sale	26,786	26,786	—	26,786	—
Loans receivable, net	1,473,799	1,472,666	—	—	1,472,666
Accrued interest receivable	7,320	7,320	—	7,320	—
Mortgage servicing rights	17,444	22,764	—	—	22,764
Cash value life insurance	38,317	38,317	—	38,317	—

Financial liabilities:
Deposits	1,707,654	1,705,605	—	1,705,605	—
Short-term borrowed funds	180,000	179,775	—	179,775	—
Long-term debt	54,351	54,165	—	54,165	—
Derivative liabilities	201	201	201	—	—
Accrued interest payable	1,053	1,053	—	1,053	—

	At December 31, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$9,761	9,761	9,761	—	—
Interest-bearing cash	14,591	14,591	14,591	—	—
Securities available-for-sale	335,352	335,352	—	328,188	7,164
Federal Home Loan Bank stock	11,072	11,072	—	—	11,072
Other investments	1,768	1,768	—	—	1,768
Derivative assets	2,219	2,219	953	1,266	—
Loans held for sale	31,569	31,569	—	31,569	—
Loans receivable, net	1,167,578	1,173,118	—	—	1,173,118
Cash value life insurance	28,984	28,984	—	28,984	—
Accrued interest receivable	5,373	5,373	—	5,373	—
Mortgage servicing rights	15,032	20,961	—	—	20,961

Financial liabilities:
Deposits	1,258,260	1,256,119	—	1,256,119	—
Short-term borrowed funds	203,000	202,455	—	202,455	—
Long-term debt	38,465	38,442	—	38,442	—
Derivative liabilities	342	342	195	147	—
Accrued interest payable	327	327	—	327	—
41

	At September 30, 2017		At December 31, 2016
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(In thousands)
Commitments to extend credit	$209,319	—	111,446	—
Standby letters of credit	3,272	—	2,248	—

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

Securities Available-for-Sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At September 30, 2017 and December 31, 2016, the Company’s investment securities available-for-sale are recurring Level 2 except for trust preferred securities which are determined to be Level 3.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2017 and December 31, 2016:

	Quoted market	Significant other	Significant other
	price in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2017
Available-for-sale investment securities:
Municipal securities	$—	166,607	—
US government agencies	—	10,354	—
Collateralized loan obligations	—	112,126	—
Corporate securities	—	494	—
Mortgage-backed securities:
Agency	—	167,891	—
Non-agency	—	57,329	—
Trust Preferred Securities	—	—	8,943
Loans held for sale	—	26,786	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	205	—	—
Non-hedging derivatives:
Interest rate swaps	613	—	—
Mortgage loan interest rate lock commitments	—	913	—
Mortgage loan forward sales commitments	—	245	—
Mortgage-backed securities forward sales commitments	—	356	—
Derivative liabilities:
Cash flow hedges:
Interest rate swaps	1	—	—
Non-hedging derivatives:
Interest rate swaps	200	—	—
Total	$1,019	543,101	8,943

December 31, 2016
Available-for-sale investment securities:
Municipal securities	$—	93,212	—
US government agencies	—	3,386	—
Collateralized loan obligations	—	76,249	—
Corporate securities	—	491	—
Mortgage-backed securities:
Agency	—	90,986	—
Non-agency	—	63,864	—
Trust preferred securities	—	—	7,164
Loans held for sale	—	31,569	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	421	—	—
Non-hedging derivatives:
Interest rate swaps	532	—	—
Mortgage loan interest rate lock commitments	—	1,113	—
Mortgage loan forward sales commitments	—	153	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	195	—	—
Mortgage-backed securities forward sales commitments	—	147	—
Total	$1,148	361,170	7,164
44

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2017 and December 31, 2016:

	Quoted market	Significant other	Significant other
	price in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2017
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,047
Home equity	—	—	569
Commercial real estate	—	—	4,805
Construction and development	—	—	391
Consumer loans	—	—	16
Commercial business loans	—	—	191
Real estate owned:
One-to-four family	—	—	291
Construction and development	—	—	1,349
Mortgage servicing rights	—	—	22,764
Total	$—	—	34,423

December 31, 2016
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,641
Home equity	—	—	79
Commercial real estate	—	—	5,155
Construction and development	—	—	507
Consumer loans	—	—	24
Commercial business loans	—	—	258
Real estate owned:
Construction and development	—	—	1,179
Mortgage servicing rights	—	—	20,961
Total	$—	—	32,804
45

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2017 and December 31, 2016
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
in each period presented
Prepayment rates averaging 7% - 8% - 2016
Prepayment rates averaging 9% -10% -2017

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

46

The following is a summary of the reconciliation of weighted average shares outstanding for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	16,029,332	16,029,332	12,327,921	12,327,921
Effect of dilutive securities	—	158,537	—	207,630
Weighted average shares outstanding	16,029,332	16,187,869	12,327,921	12,535,551

	For the Nine Months Ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	14,980,349	14,980,349	11,995,477	11,995,477
Effect of dilutive securities	—	166,623	—	206,244
Weighted average shares outstanding	14,980,349	15,146,972	11,995,477	12,201,721

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of September 30, 2017 and 2016 used to calculate book value per share:

	As of September 30,
	2017	2016

Issued and outstanding shares	16,159,309	12,546,220
Less nonvested restricted stock awards	(99,639)	(216,828)
Period end dilutive shares	16,059,670	12,329,392

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

47

The following tables present selected financial information for the Company’s reportable business segments for the three and nine months ended September 30, 2017 and 2016:

	Community	Mortgage
For the Three Months Ended September 30, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$22,460	480	8	(22)	22,926
Interest expense	3,086	65	291	(65)	3,377
Net interest income (expense)	19,374	415	(283)	43	19,549
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	3,097	4,778	—	—	7,875
Intersegment noninterest income	242	—	—	(242)	—
Noninterest expense	10,999	4,234	223	—	15,456
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	11,714	719	(508)	43	11,968
Income tax expense (benefit)	3,877	270	(188)	16	3,975
Net income (loss)	$7,837	449	(320)	27	7,993

	Community	Mortgage
For the Three Months Ended September 30, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$15,760	435	4	9	16,208
Interest expense	2,102	33	151	(34)	2,252
Net interest income (expense)	13,658	402	(147)	43	13,956
Provision for loan losses	(12)	12	—	—	—
Noninterest income from external customers	2,512	6,361	—	—	8,873
Intersegment noninterest income	242	(9)	—	(233)	—
Noninterest expense	9,448	4,254	188	—	13,890
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	6,976	2,248	(337)	52	8,939
Income tax expense (benefit)	2,242	846	(109)	19	2,998
Net income (loss)	$4,734	1,402	(228)	33	5,941

48

	Community	Mortgage
For the Nine Months Ended September 30, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$61,409	1,302	21	(14)	62,718
Interest expense	8,051	119	750	(119)	8,801
Net interest income (expense)	53,358	1,183	(729)	105	53,917
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	9,011	14,899	—	—	23,910
Intersegment noninterest income	725	64	—	(789)	—
Noninterest expense	33,773	12,448	711	—	46,932
Intersegment noninterest expense	—	720	5	(725)	—
Income (loss) before income taxes	29,321	2,978	(1,445)	41	30,895
Income tax expense (benefit)	8,533	645	(535)	16	8,659
Net income (loss)	$20,788	2,333	(910)	25	22,236

	Community	Mortgage
For the Nine Months September 30, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$42,790	1,133	13	75	44,011
Interest expense	6,066	42	447	(43)	6,512
Net interest income (expense)	36,724	1,091	(434)	118	37,499
Provision for loan losses	(12)	12	—	—	—
Noninterest income from external customers	6,773	15,615	—	—	22,388
Intersegment noninterest income	727	25	—	(752)	—
Noninterest expense	29,523	11,825	619	—	41,967
Intersegment noninterest expense	—	721	6	(727)	—
Income (loss) before income taxes	14,713	4,173	(1,059)	93	17,920
Income tax expense (benefit)	4,404	1,451	(390)	35	5,500
Net income (loss)	$10,309	2,722	(669)	58	12,420

The following tables present selected financial information for the Company’s reportable business segments for September 30, 2017 and December 31, 2016:

	Community	Mortgage
At September 30, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$2,255,640	76,579	310,281	(385,761)	2,256,739
Loans receivable, net	1,457,942	25,549	—	(9,692)	1,473,799
Loans held for sale	1,658	25,128	—	—	26,786
Deposits	1,715,798	—	—	(8,144)	1,707,654
Borrowed funds	211,000	9,163	23,351	(9,163)	234,351

	Community	Mortgage
At December 31, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$1,678,541	78,315	179,681	(252,801)	1,683,736
Loans receivable, net	1,151,704	27,433	—	(11,559)	1,167,578
Loans held for sale	2,159	29,410	—	—	31,569
Deposits	1,263,030	—	—	(4,770)	1,258,260
Borrowed funds	226,000	10,990	15,465	(10,990)	241,465
49

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 and assesses our financial condition as of September 30, 2017 as compared to December 31, 2016. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2016 included in our Form 10-K for that period. Results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

Cautionary Warning Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, the following:

•	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;
•	changes in economic conditions, either nationally or regionally and especially in our primary market areas, resulting in, among other things, a deterioration in credit quality;
•	changes in interest rates, or changes in regulatory environment resulting in a decline in our mortgage production and a decrease in the profitability of our mortgage banking operations;
•	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the South Carolina, eastern North Carolina and national real estate markets;
•	the rate of delinquencies and amount of loans charged-off;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	the rate of loan growth in recent or future years;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	significant increases in competitive pressure in the banking and financial services industries;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Act and regulations adopted thereunder, changes in federal or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking, mortgage banking, and financial service industries;
•	changes occurring in business conditions and inflation;
•	increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding;
•	our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations;
50

•	changes in deposit flows;
•	changes in technology;
•	changes in monetary and tax policies;
•	changes in accounting policies, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the FASB;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
•	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;
•	our anticipated capital expenditures and our estimates regarding our capital requirements;
•	our liquidity and working capital requirements;
•	competitive pressures among depository and other financial institutions;
•	the growth rates of the markets in which we compete;
•	our anticipated strategies for growth and sources of new operating revenues;
•	our current and future products, services, applications and functionality and plans to promote them;
•	anticipated trends and challenges in our business and in the markets in which we operate;
•	the evolution of technology affecting our products, services and markets;
•	our ability to retain and hire necessary employees and to staff our operations appropriately;
•	management compensation and the methodology for its determination;
•	our ability to compete in our industry and innovation by our competitors;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and
•	estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices and stock-based compensation.

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

Company Overview

 Carolina Financial Corporation is a Delaware corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Its primary business is to serve as the holding company to CresCom Bank, a South Carolina state-chartered bank. CresCom Bank operates Crescent Mortgage Company and Carolina Service Corporation of Charleston as wholly-owned subsidiaries of CresCom Bank. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

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

51

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

Pursuant to an Agreement and Plan of Merger and Reorganization, dated as of June 9, 2017, by and between the Company and First South Bancorp, Inc. (“First South”), on November 1, 2017 First South merged with and into the Company, with the Company as the surviving corporation. Immediately thereafter, First South Bank, a wholly owned subsidiary of First South, merged with and into the Bank, with the Bank as the surviving Bank. Pursuant to the merger agreement, holders of First South common stock received 0.5064 shares of the common stock of the Company for each share of First South common stock held immediately prior to the effective time of the merger. The Company issued 4.8 million shares of common stock to the former shareholders of First South in the transaction.

Executive Summary of Operating Results

The following is a summary of the Company’s financial highlights and significant events in third quarter of 2017:

•	Net income for the third quarter 2017 increased 34.5% to $8.0 million, or $0.49 per diluted share, from $5.9 million, or $0.47 per diluted share for the third quarter of 2016. Included in earnings are pretax merger related expenses of $0.3 million for the third quarter of 2017. There were no merger related expenses in the third quarter of 2016.
•	Operating earnings for the third quarter of 2017, which excludes certain non-operating income and expenses, increased 34.3% to $7.9 million, or $0.49 per diluted share, from $5.9 million, or $0.47 per diluted share, from the third quarter of 2016.
•	Performance ratios third quarter of 2017 compared to third quarter of 2016:
o	Return on average assets was 1.43% compared to 1.46%.
o	Operating return on average assets was 1.42% compared to 1.45%.
o	Return on average tangible equity was 13.24% compared to 15.93%.
o	Operating return on average tangible equity was 13.08% compared to 15.76%.
o	Average stockholders’ equity to average assets increased to 12.85% compared to 9.67%.
52

•	Loans receivable, excluding Greer loans acquired, grew at an annualized rate of 12.6%, or $111.5 million, since December 31, 2016.
•	Nonperforming assets to total assets were 0.29% at September 30, 2017 compared to 0.40% at December 31, 2016.
•	Total deposits, excluding Greer deposits acquired, increased $138.3 million since December 31, 2016. Core deposits, excluding Greer core deposits acquired, increased $78.0 million since December 31, 2016.

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

The following is a summary of the Company’s performance measures:

	At or for the Three		At or for the Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Performance Ratios (annualized):
Return on average equity	11.16%	15.11%	11.49%	11.18%
Return on average assets	1.43%	1.46%	1.44%	1.10%
Return on average tangible equity (Non-GAAP)	13.24%	15.93%	13.25%	11.41%
Average earning assets to average total assets	91.09%	92.94%	91.18%	93.63%
Average loans receivable to average deposits	85.59%	84.68%	87.53%	85.65%
Average stockholders’ equity to average assets	12.85%	9.67%	12.56%	9.87%
Net interest margin-tax equivalent (1)	3.94%	3.75%	3.97%	3.67%
Net charge-offs (recovery) to average loans receivable	0.02%	(0.02)%	0.00%	(0.03)%
Nonperforming assets to period end loans receivable	0.44%	0.62%	0.44%	0.62%
Nonperforming assets to total assets	0.29%	0.42%	0.29%	0.42%
Nonperforming loans to total loans	0.33%	0.37%	0.33%	0.37%
Allowance for loan losses as a percentage of loans receivable (end of period)	0.72%	0.91%	0.72%	0.91%
Allowance for loan losses as a percentage of non-acquired loans receivable (Non-GAAP)	0.87%	1.03%	0.87%	1.03%
Allowance for loan losses as a percentage of nonperforming loans	216.53%	247.72%	216.53%	247.72%

 (1) Net interest margin-tax equivalent reflects tax-exempt income on a tax-equivalent basis.

53

The following table presents a reconciliation of Non-GAAP performance measures for consolidated operating earnings and corresponding ratios:

Carolina Financial Corporation
Reconciliation of Non-GAAP Financial Measures - Consolidated
(Unaudited)
(In thousands, except share data)
	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Operating Earnings and Performance Ratios:	2017	2017	2017	2016	2016
Income before income taxes	$11,968	12,013	6,915	7,498	8,939
Gain on sale of securities	(368)	(621)	(185)	(65)	(111)
Net loss on extinguishment of debt	—	—	—	1,694	118
Fair value adjustments on interest rate swaps	(90)	69	58	(998)	(99)
Merger related expenses	311	279	1,319	260	—
Operating earnings before income taxes	11,821	11,740	8,107	8,389	8,847
Tax expense (1)	3,926	2,612	2,358	2,627	2,967
Operating earnings (Non-GAAP)	$7,895	9,128	5,749	5,762	5,880

Average equity	$286,524	277,708	210,071	160,991	157,311
Average assets	$2,230,586	2,166,803	1,768,323	1,651,653	1,626,717

Average Equity	$286,524	277,708	210,071	160,991	157,311
Less average intangible assets	(45,035)	(44,452)	(13,510)	(7,979)	(8,092)
Average tangible common equity (Non-GAAP)	$241,489	233,256	196,561	153,012	149,219

Operating return on average assets (Non-GAAP)	1.42%	1.69%	1.30%	1.40%	1.45%
Operating return on average equity (Non-GAAP)	11.02%	13.15%	10.95%	14.32%	14.95%
Operating return on average tangible equity (Non-GAAP)	13.08%	15.65%	11.70%	15.06%	15.76%

Weighted average common shares outstanding:
Basic	16,029,332	16,029,332	13,919,711	12,336,420	12,327,921
Diluted	16,187,869	16,180,171	14,139,241	12,585,518	12,535,551
Operating earnings per common share:
Basic (Non-GAAP)	$0.49	0.57	0.41	0.47	0.48
Diluted (Non-GAAP)	$0.49	0.56	0.41	0.46	0.47

As Reported:
Income before income taxes	$11,968	12,013	6,915	7,498	8,939
Tax expense	3,975	2,673	2,011	2,348	2,998
Net Income	$7,993	9,340	4,904	5,150	5,941

Average equity	$286,524	277,708	210,071	160,991	157,311
Average tangible equity (Non-GAAP)	$241,489	233,256	196,561	153,012	149,219
Average assets	$2,230,586	2,166,803	1,768,323	1,651,653	1,626,717
Return on average assets	1.43%	1.72%	1.11%	1.25%	1.46%
Return on average equity	11.16%	13.45%	9.34%	12.80%	15.11%
Return on average tangible equity (Non-GAAP)	13.24%	16.02%	9.98%	13.46%	15.93%

Weighted average common shares outstanding:
Basic	16,029,332	16,029,332	13,919,711	12,336,420	12,327,921
Diluted	16,187,869	16,180,171	14,139,241	12,585,518	12,535,551
Earnings per common share:
Basic	$0.50	0.58	0.35	0.42	0.48
Diluted	$0.49	0.58	0.35	0.41	0.47

(1) Tax expense is determined using the effective tax rate reflected in the accompanying income statement for the applicable reporting period.
54

Carolina Financial Corporation
Reconciliation of Non-GAAP Financial Measures - Consolidated
(Unaudited)
(In thousands, except share data)
	At the Month Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016

Core deposits:
Noninterest-bearing demand accounts	$333,267	$330,641	298,365	229,905	267,892
Interest-bearing demand accounts	309,241	298,123	309,961	191,851	195,792
Savings accounts	69,552	70,336	66,506	48,648	47,035
Money market accounts	377,754	380,108	363,600	292,639	299,960
Total core deposits (Non-GAAP)	1,089,814	1,079,208	1,038,432	763,043	810,679

Certificates of deposit:
Less than $250,000	567,483	539,177	524,836	467,937	476,744
$250,000 or more	50,357	45,344	44,452	27,280	24,853
Total certificates of deposit	617,840	584,521	569,288	495,217	501,597
Total deposits	$1,707,654	$1,663,729	1,607,720	1,258,260	1,312,276
55

	At the Month Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016

Tangible book value per share:
Total stockholders’ equity	$290,224	281,818	271,454	163,190	160,331
Less intangible assets	(44,953)	(45,123)	(45,292)	(7,924)	(8,037)
Tangible common equity (Non-GAAP)	$245,271	236,695	226,162	155,266	152,294

Issued and outstanding shares	16,159,309	16,156,943	16,185,408	12,548,328	12,546,220
Less nonvested restricted stock awards	(99,639)	(101,489)	(227,439)	(211,908)	(216,828)
Period end dilutive shares	16,059,670	16,055,454	15,957,969	12,336,420	12,329,392

Total stockholders equity	$290,224	281,818	271,454	163,190	160,331
Divided by period end dilutive shares	16,059,670	16,055,454	15,957,969	12,336,420	12,329,392
Common book value per share	$18.07	17.55	17.01	13.23	13.00

Tangible common equity (Non-GAAP)	$245,271	236,695	226,162	155,266	152,294
Divided by period end dilutive shares	16,059,670	16,055,454	15,957,969	12,336,420	12,329,392
Tangible common book value per share (Non-GAAP)	$15.27	14.74	14.17	12.59	12.35

	At the Month Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
Acquired and non-acquired loans:
Acquired loans receivable	$257,461	$278,275	303,244	119,422	129,505
Non-acquired loans receivable	1,227,000	1,157,145	1,113,766	1,058,844	1,003,724
Total loans receivable	$1,484,461	$1,435,420	1,417,010	1,178,266	1,133,229
% Acquired	17.34%	19.39%	21.40%	10.14%	11.43%

Non-acquired loans	$1,227,000	$1,157,145	1,113,766	1,058,844	1,003,724
Allowance for loan losses	10,662	10,750	10,715	10,688	10,340
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.87%	0.93%	0.96%	1.01%	1.03%

Total loans receivable	$1,484,461	$1,435,420	1,417,010	1,178,266	1,133,229
Allowance for loan losses	10,662	10,750	10,715	10,688	10,340
Allowance for loan losses to total loans receivable	0.72%	0.75%	0.76%	0.91%	0.91%

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2016 Annual Report on Form 10-K. Refer to the notes to our consolidated financial statements in our 2016 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations

Summary

The Company reported an increase in net income for the three months ended September 30, 2017 to $8.0 million, or $0.49 per diluted share, as compared to $5.9 million, or $0.47 per diluted share, for the three months ended September 30, 2016. Included in net income for the three months ended September 30, 2017 were pretax merger related expenses of $0.3 million. There were no merger related expenses for the three months ended September 30, 2016. The Company reported increased net income for the nine months ended September 30, 2017 of $22.2 million, or $1.47 per diluted share, as compared to $12.4 million, or $1.02 per diluted share, for the nine months ended September 30, 2016. Included in net income for the nine months ended September 30, 2017 and 2016 were pretax merger related expenses of $1.9 million and $3.0 million, respectively.

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

Net interest income increased to $19.5 million for the three months ended September 30, 2017 from $14.0 million for the three months ended September 30, 2016. Net interest income increased to $53.9 million for the nine months ended September 30, 2017 from $37.5 million for the nine months ended September 30, 2016. The increase in net interest income is a result of the increase in average interest-earning assets balances, as well as an increase in the net interest margin on a tax equivalent yield basis of 19 basis points over the comparable prior year quarter. The increase in average earnings assets for the three months ended September 30, 2017 is primarily the result of increased balances of securities available for sale and loans receivable.

The growth in loan balances was primarily the result of the following:

•	On June 11, 2016, the Company acquired approximately $74.6 million of loans, net of purchase accounting adjustments, as part of the acquisition of Congaree Bancshares, Inc. (“Congaree”). The recorded investment in loans acquired from the Congaree acquisition were $55.8 million as of September 30, 2017.
•	On March 18, 2017, the Company acquired approximately $194.7 million of loans, net of purchase accounting adjustments, as part of the acquisition of Greer. The recorded investment in loans acquired from the Greer acquisition were $159.5 million as of September 30, 2017. Loans that have been refinanced are not included below. The recorded investment as of September 30, 2017 for loans acquired in the acquisition of Greer are presented in the following table:
	At September 30, 2017
		% of Total
	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$42,006	26.33%
Home equity	14,484	9.08%
Commercial real estate	62,588	39.24%
Construction and development	17,542	11.00%
Consumer loans	3,128	1.96%
Commercial business loans	19,769	12.39%
Total loans receivable, net	159,517	100.00%

•	Residential mortgage – In addition to selling a portion of its production, the Company has retained a portion of its mortgage production. Due to management’s emphasis on growing the Company’s residential mortgage portfolio, loans receivable within the one-to-four family portfolio has increased $75.4 million since September 30, 2016. This growth includes loans acquired in the acquisition of Greer.
•	Commercial lending – The Company continues to expand its commercial lending team throughout its markets. As a result, gross loans receivable within commercial real estate and construction and development increased $204.5 million since September 30, 2016. This growth includes loans acquired in the acquisition of Greer.
57

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

	For The Three Months Ended September 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$27,282	269	3.91%	32,196	282	3.48%
Loans receivable, net (1)	1,463,771	18,691	5.07%	1,093,669	13,544	4.93%
Interest-bearing cash	16,533	52	1.25%	29,989	19	0.25%
Securities available for sale	511,564	3,757	2.87%	345,385	2,264	2.57%
Dividends from non-equitable securities	10,005	135	5.35%	7,477	83	4.42%
Other investments	2,629	22	3.32%	3,201	16	1.96%
Total interest-earning assets	2,031,784	22,926	4.48%	1,511,917	16,208	4.26%
Non-earning assets	198,802			114,800
Total assets	$2,230,586			1,626,717

Interest-bearing liabilities:
Demand accounts	297,163	228	0.30%	175,484	64	0.15%
Money market accounts	381,711	500	0.52%	298,961	233	0.31%
Savings accounts	69,233	36	0.21%	46,875	15	0.13%
Certificates of deposit	607,532	1,658	1.08%	504,492	1,258	0.99%
Short-term borrowed funds	146,670	441	1.19%	88,452	124	0.56%
Long-term debt	64,855	514	3.14%	68,282	558	3.25%
Total interest-bearing liabilities	1,567,164	3,377	0.85%	1,182,546	2,252	0.76%
Noninterest-bearing deposits	354,624			265,755
Other liabilities	22,274			21,105
Stockholders’ equity	286,524			157,311
Total liabilities and
Stockholders’ equity	$2,230,586			1,626,717
Net interest spread			3.63%			3.50%
Net interest margin	3.82%			3.67%

Net interest margin (tax-equivalent) (2)	3.94%			3.75%
Net interest income		$19,549			13,956

(1) Average balances of loans include nonaccrual loans.
(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.82%, or 3.94% on a tax-equivalent basis, for the three months ended September 30, 2017 compared to 3.67%, or 3.75% on a tax equivalent basis, for the three months ended September 30, 2016. The increase in margin from period to period is the result of an increase in yield on securities available for sale and loans receivable. The yield on loans receivable during the quarter ended September 30, 2017 and 2016 reflects accretion income of $601,000 and $399,000 respectively.

Our net interest spread, which is not on a tax-equivalent basis, was 3.63% for the three months ended September 30, 2017 as compared to 3.50% for the same period in 2016. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 13 basis point increase in net interest spread is a result of the 22 basis point increase in yield on interest-earning assets net of a 9 basis point increase in rates paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing as a result of the increases in the prime rate and the impact of accretion income from acquired loans.

	For The Nine Months Ended September 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$22,507	657	3.90%	27,388	717	3.50%
Loans receivable, net (1)	1,363,830	51,550	5.05%	1,000,780	36,074	4.81%
Interest-bearing cash	15,160	117	1.03%	29,222	55	0.25%
Securities available for sale	458,266	9,966	2.87%	327,860	6,618	2.65%
Securities held to maturity	—	—	—	9,452	217	3.02%
Dividends from non-equitable securities	10,342	351	4.54%	7,740	288	4.97%
Other investments	3,855	77	2.63%	2,772	42	1.99%
Total interest-earning assets	1,873,960	62,718	4.47%	1,405,214	44,011	4.18%
Non-earning assets	181,277			95,605

Total assets	$2,055,237			1,500,819

Interest-bearing liabilities:
Demand accounts	253,735	540	0.28%	140,092	157	0.15%
Money market accounts	355,049	1,202	0.45%	266,000	574	0.29%
Savings accounts	63,678	91	0.19%	43,602	43	0.13%
Certificates of deposit	563,688	4,379	1.04%	484,581	3,675	1.01%
Short-term borrowed funds	165,610	1,225	0.99%	84,590	320	0.51%
Long-term debt	52,108	1,364	3.51%	82,586	1,743	2.82%
Total interest-bearing liabilities	1,453,868	8,801	0.81%	1,101,451	6,512	0.79%
Noninterest-bearing deposits	321,894			234,243
Other liabilities	21,374			16,991
Stockholders’ equity	258,101			148,134

Total liabilities and
Stockholders’ equity	$2,055,237			1,500,819

Net interest spread			3.66%			3.39%
Net interest margin	3.85%			3.59%

Net interest margin (tax-equivalent) (2)	3.97%			3.67%
Net interest income		53,917			37,499

(1) Average balances of loans include nonaccrual loans.
(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.85%, or 3.97% on a tax-equivalent basis, for the nine months ended September 30, 2017 compared to 3.59%, or 3.67% on a tax equivalent basis, for the nine months ended September 30, 2016. The increase in margin from period to period is the result of a shift to higher yielding earning assets as well as an increase in yield on securities available for sale and loans receivable. Average loans receivable comprised 72.8% of earnings assets for the nine months ended September 30, 2017 compared to 71.2% for the nine months ended September 30, 2016. The yield on loans receivable during the nine months ended September 30, 2017 and 2016 reflects accretion income of $2.1 million and $471,000, respectively.

Our net interest spread, which is not on a tax-equivalent basis, was 3.66% for the nine months ended September 30, 2017 as compared to 3.39% for the same period in 2016. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 27 basis point increase in net interest spread is a result of the 29 basis point increase in yield on interest-earning assets as well as a two basis point increase in rates paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing as a result of the increases in the prime rate and the impact of accretion income from acquired loans.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended September 30, 2017 and 2016.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance, beginning of period	$10,750	10,297	10,688	10,141
Provision for loan losses	—	—	—	—
Loan charge-offs	(132)	(4)	(178)	(197)
Loan recoveries	44	47	152	396
Balance, end of period	$10,662	10,340	10,662	10,340

The Company experienced net charge-offs of $88,000 for the three months ended September 30, 2017 and net recoveries of $43,000 for the three months ended September 30, 2016. The Company experienced net charge-offs of $26,000 for the nine months ended September 30, 2017 and net recoveries of $199,000 for the nine months ended September 30, 2016. Asset quality has remained relatively consistent since December 31, 2016, with nonperforming assets to total assets decreasing to 0.29% as of September 30, 2017 as compared to 0.40% as of December 31, 2016. No provision expense for loan losses was recorded during the first nine months of 2017 or the year 2016 primarily due to the net recoveries experienced and asset quality.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three and nine months ended September 30, 2017 and 2016 are presented below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Noninterest income:
Mortgage banking income	$3,625	5,605	11,522	12,967
Deposit service charges	1,072	953	2,928	2,712
Net loss on extinguishment of debt	—	(118)	—	(174)
Net gain on sale of securities	368	111	1,174	641
Fair value adjustments on interest rate swaps	90	99	(37)	(408)
Net increase in cash value life insurance	267	226	759	684
Mortgage loan servicing income	1,652	1,437	4,822	4,238
Other	801	560	2,742	1,728
Total noninterest income	$7,875	8,873	23,910	22,388

Noninterest income decreased $1.0 million to $7.9 million for the three months ended September 30, 2017 from $8.9 million for the three months ended September 30, 2016. Noninterest income increased $1.5 million to $23.9 million for the nine months ended September 30, 2017 from $22.4 million for the nine months ended September 30, 2016. The decrease in noninterest income for the three months ended September 30, 2017 primarily relates to a decrease in mortgage banking income. The increase in noninterest income for the nine months ended September 30, 2017 primarily relates to net gain on sale of securities, mortgage loan servicing income related to an increase in loans service for third parties and other noninterest income.

The following table provides a break out of mortgage banking income from our Bank’s retail mortgage team “Community banking” and Crescent Mortgage Company “Wholesale mortgage banking”.

	For the Three Months Ended September 30,
	Loan Originations		Mortgage Banking Income		Margin
	2017	2016	2017	2016	2017	2016
Additional segment information:
Community banking	$20,342	25,633	500	680	2.46%	2.65%
Wholesale mortgage banking	217,014	253,485	3,125	4,925	1.44%	1.94%
Total	$237,356	279,118	3,625	5,605	1.53%	2.01%

	For the Nine Months Ended September 30,
	Loan Originations		Mortgage Banking Income		Margin
	2017	2016	2017	2016	2017	2016
Additional segment information:
Community banking	$59,511	68,263	1,441	1,586	2.42%	2.32%
Wholesale mortgage banking	611,597	645,412	10,081	11,381	1.65%	1.76%
Total	$671,108	713,675	11,522	12,967	1.72%	1.82%

During the three months ended September 30, 2017 and 2016, the Company recognized net gains on sale of available-for-sale securities of $368,000 and $111,000 respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized net gains on sale of available-for-sale securities of $1.2 million and $641,000 respectively.

The fair value adjustment on interest rate swaps increased noninterest income by $90,000 for the three months ended September 30, 2017 compared to an increase in noninterest income of $99,000 for three months ended September 30, 2016. The fair value adjustment on interest rate swaps decreased noninterest income by $37,000 for the nine months ended September 30, 2017 compared to a reduction in noninterest income of $408,000 for nine months ended September 30, 2016. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The Company uses standalone interest rate swaps to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$8,623	8,481	26,487	23,306
Occupancy and equipment	2,508	2,067	7,129	5,836
Marketing and public relations	385	374	1,182	1,144
FDIC insurance	205	180	380	527
Recovery of mortgage loan repurchase losses	(225)	(250)	(675)	(750)
Legal expense	157	80	373	185
Other real estate expense, net	(5)	(96)	40	(37)
Mortgage subservicing expense	494	462	1,485	1,353
Amortization of mortgage servicing rights	748	586	2,083	1,659
Merger related expenses	311	—	1,910	2,985
Other	2,255	2,006	6,538	5,759
Total noninterest expense	$15,456	13,890	46,932	41,967
62

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased to $15.5 million for the three months ended September 30, 2017 from $13.9 million for the three months ended September 30, 2016. Noninterest expense increased to $46.9 million for the nine months ended September 30, 2017 from $42.0 million for the nine months ended September 30, 2016. The increase in noninterest expense is primarily the result of an increase in salaries and employee benefits and occupancy and equipment as well as merger related expense related to the acquisition of Greer during the first quarter of 2017. Merger related expenses totaled $0.3 million for the three months ended September 30, 2017. There were no merger related expenses for the three months ended September 30, 2016. Merger related expenses totaled $1.9 million for the nine months ended September 30, 2017 as compared to $3.0 million for the nine months ended September 30, 2016.

Income Tax Expense

Our effective tax rate was 33.2% for three month period ended September 30, 2017, compared to 33.5% for the three month period ended September 30, 2016. Our effective tax rate was 28.0% for nine month period ended September 30, 2017, compared to 30.7% for the nine month period ended September 30, 2016. The decrease in the effective tax rate from period to period reflects an increase in interest income on municipal securities during 2017 and tax benefits related to excess stock-based compensation. Tax preferenced municipal securities interest comprised 5.3% and 3.7% of interest income for the quarter ended September 30, 2017 and 2016, respectively. Municipal securities interest comprised 5.1% and 4.0% of interest income for the nine months ended September 30, 2017 and 2016, respectively. In addition, the Company recognized tax benefits related to excess stock-based compensation of approximately $1.2 million and $400,000 for the nine months ended September 30, 2017 and 2016, respectively. The impact of tax benefits related to excess stock-based compensation for the three months ended September 30, 2017 and 2016 was not significant.

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

At September 30, 2017, our securities portfolio, excluding FHLB stock and other investments, was $523.7 million or approximately 23.2% of our assets. Our available-for-sale securities portfolio included US agency securities, municipal securities, collateralized loan obligations, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $523.7 million and an amortized cost of $518.2 million resulting in a net unrealized gain of $5.5 million.

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

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans receivable at September 30, 2017 and December 2016 were $1.5 billion and $1.2 billion, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of September 30, 2017, our loan portfolio included $1.3 billion, or 85.8%, of gross loans secured by real estate. As of December 31, 2016, our loan portfolio included $1.0 billion, or 85.6%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $306.2 million since December 31, 2016. The increase in loans receivable primarily relates to the loans acquired in the acquisition of Greer well as the Bank’s focus on growing residential mortgage and commercial lending. The recorded investment in loans acquired in the acquisition of Greer was $159.5 million as of September 30, 2017. For additional information, see the net interest margin discussion above as well as Note 2 “Business Combinations” in the accompanying financial statements. For additional information regarding acquired loans, see Note 5, “Loans Receivable, Net”.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At September 30,		At December 31,
	2017		2016
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$475,949	32.06%	$411,399	34.91%
Home equity	46,162	3.11%	36,026	3.06%
Commercial real estate	575,200	38.75%	445,344	37.80%
Construction and development	175,799	11.84%	115,682	9.82%
Consumer loans	9,010	0.61%	5,714	0.48%
Commercial business loans	202,341	13.63%	164,101	13.93%
Total gross loans receivable	1,484,461	100.00%	1,178,266	100.00%
Less:
Allowance for loan losses	10,662		10,688
Total loans receivable, net	$1,473,799		$1,167,578

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At September 30, 2017
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$19,256	57,015	399,678	475,949
Home equity	4,638	5,298	36,226	46,162
Commercial real estate	64,409	391,500	119,291	575,200
Construction and development	58,440	93,527	23,832	175,799
Consumer loans	1,459	6,085	1,466	9,010
Commercial business loans	28,535	83,557	90,249	202,341
Total gross loans receivable	$176,737	636,982	670,742	1,484,461

Loans maturing - after one year:
Variable rate loans				$479,706
Fixed rate loans				828,018
				$1,307,724

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of nine consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of September 30, 2017, the Company had $1.7 million of PCI loans that were 90 days past due and accruing. At December 31 2016, we had no loans 90 days past due and still accruing.

Troubled Debt Restructurings (“TDRs”)

The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider. Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accrual status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated repayment performance in accordance with the modified terms for a reasonable period of time, generally a minimum of nine months.

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At September 30,	At December 31,
	2017	2016
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$1,001	1,227
Nonaccrual loans-other	3,923	4,398
Real estate acquired through foreclosure, net	1,640	1,179
Total Non-Performing Assets	$6,564	6,804

Problem Assets not included in Non-Performing Assets-
Accruing renegotiated loans outstanding	$5,488	5,216

At September 30, 2017, nonperforming assets were $6.6 million, or 0.29% of total assets. Comparatively, nonperforming assets were $6.8 million, or 0.40% of total assets, at December 31, 2016. Nonperforming loans were 0.33% and 0.48% of gross loans receivable at September 30, 2017 and December 31, 2016, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $5.5 million at September 30, 2017, compared to $5.2 million at December 31, 2016. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at September 30, 2017 and December 31, 2016 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on loans greater than $100,000 on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. Impaired loans are evaluated for impairment using the discounted cash flow methodology or based on the net realizable value of the underlying collateral. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. See additional discussion in section “Nonperforming and Problem Assets.”

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

The allowance for loan losses was $10.7 million, or 0.87% of non-acquired loans, at September 30, 2017, compared to $10.7 million, or 1.01% of total non-acquired loans, at December 31, 2016. Loans acquired in business combinations were $257.3 million and $119.4 million at September 30, 2017 and December 31, 2016, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. At September 30, 2017 and December 31, 2016, acquired non-credit impaired loans had a purchase discount remaining of $5.3 million and $3.2 million, respectively.

The table below shows a reconciliation of acquired and non-acquired loans and allowance for loan losses to non-acquired loans:

	At the Month Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
Acquired and non-acquired loans:
Acquired loans receivable	$257,461	$278,275	303,244	119,422	129,505
Non-acquired loans receivable	1,227,000	1,157,145	1,113,766	1,058,844	1,003,724
Total loans receivable	$1,484,461	$1,435,420	1,417,010	1,178,266	1,133,229
% Acquired	17.34%	19.39%	21.40%	10.14%	11.43%

Non-acquired loans	$1,227,000	$1,157,145	1,113,766	1,058,844	1,003,724
Allowance for loan losses	10,662	10,750	10,715	10,688	10,340
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.87%	0.93%	0.96%	1.01%	1.03%

Total loans receivable	$1,484,461	$1,435,420	1,417,010	1,178,266	1,133,229
Allowance for loan losses	10,662	10,750	10,715	10,688	10,340
Allowance for loan losses to total loans receivable	0.72%	0.75%	0.76%	0.91%	0.91%

The Company experienced net charge-offs of $88,000 for the three months ended September 30, 2017 and net recoveries of $43,000 for the three months ended September 30, 2016. The Company experienced net charge-offs of $26,000 for the nine months ended September 30, 2017 and net recoveries of $199,000 for the nine months ended September 30, 2016. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly decreasing to 0.29% as of September 30, 2017 as compared to 0.40% as of December 31, 2016.

The following table summarizes the activity related to our allowance for loan losses for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$10,750	10,297	10,688	10,141
Provision for loan losses	—	—	—	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(127)	—	(162)	(45)
Consumer loans	(5)	(2)	(16)	(31)
Commercial business loans	—	(2)	—	(121)
Total loan charge-offs	(132)	(4)	(178)	(197)
Loan recoveries:
Loans secured by real estate:
One-to-four family	2	9	3	148
Commercial real estate	—	—	26	—
Construction and development	—	4	2	10
Consumer loans	16	8	28	23
Commercial business loans	26	26	93	215
Total loan recoveries	44	47	152	396
Net loan recoveries	(88)	43	(26)	199
Balance, end of period	$10,662	10,340	10,662	10,340

Allowance for loan losses as a percentage of loans receivable (end of period)	0.72%	0.91%	0.72%	0.91%
Net charge-offs (recoveries) to average loans receivable (annualized)	0.02%	(0.02)%	0.00%	(0.04)%

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

The Company was servicing $2.5 billion loans for others at September 30, 2017 and $2.2 billion at December 31, 2016. Mortgage servicing rights asset had a balance of $17.4 million and $15.0 million at September 30, 2017 and December 31, 2016, respectively. The economic estimated fair value of the mortgage servicing rights was $22.8 million and $21.0 million at September 30, 2017 and December 31, 2016, respectively. Amortization expense related to the mortgage servicing rights was $748,000 and $586,000 during the three months ended September 30, 2017 and 2016, respectively. Amortization expense related to the mortgage servicing rights was $2.1 million and $1.7 million during the nine months ended September 30, 2017 and 2016, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three months ended September 30, 2017 and 2016.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(In thousands)
MSR beginning balance	$16,692	12,400	15,032	11,433
Amount capitalized	1,500	1,743	4,495	3,782
Amount amortized	(748)	(587)	(2,083)	(1,659)
MSR ending balance	$17,444	13,556	17,444	13,556
70

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

The following table demonstrates the activity for the reserve for mortgage repurchase losses for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Beginning Balance	$2,354	3,355	2,880	3,876
Losses paid	—	—	(76)	(21)
Recoveries	—	25	—	25
Provision for mortgage repurchase losses	(225)	(250)	(675)	(750)
Ending balance	$2,129	3,130	2,129	3,130

For the three months ended September 30, 2017 and 2016, the Company recorded a recovery of mortgage repurchase losses of $225,000 and $250,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded a recovery of mortgage repurchase losses of $675,000 and $750,000, respectively. The decline in the provision for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. Prior to 2012, there was no expiration date related to representations and warranties as long as the loan sold to the investor was outstanding. As a result, the Company received loan repurchase requests years after the loan was originated and sold to various third parties. In the latter part of 2012, the regulatory framework for certain GSEs changed where, under certain circumstances, the loan repurchase risk was limited for production beginning in January 2013. In addition, in May 2014, additional regulatory changes further limited loan repurchase risk.

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

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At September 30, 2017, deposits totaled $1.7 billion, an increase of $449.4 million from deposits of $1.3 billion at December 31, 2016. The increase in deposits since December 31, 2016 primarily relates to the $311.1 million in deposits assumed with the completion of the acquisition of Greer on March 18, 2017 as well as continued efforts to increase our core deposits through business development.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Nine Months
	Ended September 30,
	2017		2016
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$253,735	0.28%	140,092	0.15%
Money market accounts	355,049	0.45%	266,000	0.29%
Savings accounts	63,678	0.19%	43,602	0.13%
Certificates of deposit less than $100,000	291,856	0.94%	268,385	0.95%
Certificates of deposit of $100,000 or more	271,832	1.14%	216,196	1.09%
Total interest-bearing average deposits	1,236,150		934,275

Noninterest-bearing deposits	321,894		234,243
Total average deposits	$1,558,044		1,168,518

The maturity distribution of our time deposits of $100,000 or more is as follows:

At September 30, 2017
(In thousands)

Three months or less	$52,139
Over three through six months	33,455
Over six through twelve months	97,555
Over twelve months	113,668
Total certificates of deposits	$296,817

Borrowings

The followings table outlines our various sources of short-term borrowed funds during the three and nine months ended September 30, 2017 and 2016 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowings source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended September 30, 2017	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$180,000	0.83% - 2.70%	180,000	146,670	1.19%

Long-term borrowed funds
Long-term FHLB advances, due 2018 through 2020	31,000	1.20% - 1.22%	52,000	41,516	2.14%
Subordinated debentures, due 2032 through 2037	23,351	3.04% - 4.75%	23,355	23,339	4.98%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended September 30, 2016	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$87,500	0.36% - 0.95%	117,500	88,452	0.56%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	53,000	0.83% - 4.00%	53,000	52,817	3.09%
Subordinated debentures, due 2032 through 2034	15,465	3.73% - 4.00%	15,465	15,465	3.87%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the nine months ended September 30, 2017	(Dollars in thousands)

Short-term borrowed funds
Short-term FHLB advances	$180,000	0.83% - 2.70%	214,500	165,610	0.99%

Long-term borrowed funds
Long-term FHLB advances, due 2018 through 2020	31,000	1.20% - 1.22%	52,000	31,008	2.64%
Subordinated debentures, due 2032 through 2037	23,351	3.04% - 4.75%	23,355	21,100	4.74%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the nine months ended September 30, 2016	(Dollars in thousands)

Short-term borrowed funds
Short-term FHLB advances	$87,500	0.36% - 0.95%	117,500	84,590	0.51%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	53,000	0.83% - 4.00%	88,000	67,121	2.58%
Subordinated debentures, due 2032 through 2034	15,465	3.73% - 4.00%	15,465	15,465	3.83%
73

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At September 30, 2017, the Company had FHLB advances of $211 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $281.3 million.

Lines of credit with the FRB are based on collateral pledged. At September 30, 2017 the Company had lines available with the FRB for $196.3 million. At September 30, 2017 the Company had no FRB advances outstanding.

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

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at September 30, 2017 and December 31, 2016 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2017
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$243,149	14.93%	83,446	5.125%	113,975	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	265,694	16.32%	107,869	6.625%	138,398	8.500%	N/A	N/A
Total capital (to risk weighted assets)	276,356	16.97%	140,433	8.625%	170,962	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	265,694	12.13%	87,334	4.000%	87,334	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	261,395	16.05%	83,445	5.125%	113,974	7.000%	105,833	6.50%
Tier 1 capital (to risk weighted assets)	261,395	16.05%	107,868	6.625%	138,397	8.500%	130,256	8.00%
Total capital (to risk weighted assets)	272,057	16.71%	140,433	8.625%	170,961	10.500%	162,820	10.00%
Tier 1 capital (to total average assets)	261,395	11.93%	87,639	4.000%	87,639	4.000%	109,549	5.00%

December 31, 2016
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$157,876	12.87%	62,859	5.125%	85,857	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	172,876	14.09%	81,257	6.625%	104,254	8.500%	N/A	N/A
Total capital (to risk weighted assets)	183,564	14.97%	105,788	8.625%	128,785	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	172,876	10.49%	65,911	4.000%	65,911	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	169,222	13.81%	62,811	5.125%	85,791	7.000%	79,663	6.50%
Tier 1 capital (to risk weighted assets)	169,222	13.81%	81,195	6.625%	104,174	8.500%	98,046	8.00%
Total capital (to risk weighted assets)	179,910	14.68%	105,706	8.625%	128,686	10.500%	122,558	10.00%
Tier 1 capital (to total average assets)	169,222	10.30%	65,701	4.000%	65,701	4.000%	82,126	5.00%
75

The following table provides the amount of dividends and dividend payout ratios (dividends declared divided by net income) for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Dividends declared	$646	376	1,869	1,114
Dividend payout ratios	8.08%	6.33%	8.41%	8.97%

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

At September 30, 2017, we had issued commitments to extend credit and standby letters of credit of approximately $212.6 million through various types of lending arrangements.  There were 39 standby letters of credit included in the commitments for $3.3 million. Total fixed rate commitments were $59.0 million and variable rate commitments were $153.6 million.

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

As of September 30, 2017, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market condition.

		Annualized Hypothetical
Interest Rate Scenario		Percentage Change in
Change	Prime Rate	Net Interest Income

(1.00)%	3.25%	(3.90)%
0.00%	4.25%	0.00%
1.00%	5.25%	0.20%
2.00%	6.25%	0.00%
3.00%	7.25%	(0.10)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: November 9, 2017	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
80

 INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and between Carolina Financial Corporation, CBAC, Inc., and Congaree Bancshares, Inc. dated January 5, 2016.(1)

2.2	Agreement and Plan of Merger by and between Carolina Financial Corporation and Greer Bancshares Incorporated, dated November 7, 2016.(2)

2.3	Agreement and Plan of Merger and Reorganization by and between Carolina Financial Corporation and First South Bancorp, Inc. dated June 9, 2017. (3)

4.1	Restated Certificate of Incorporation.(4)

4.2	Amendment to the Restated Certificate of Incorporation.(5)

4.3	Amendment and Restated Bylaws.(6)

4.4	Specimen Common Stock Certificate.(7)

4.5	See Exhibits 4.1, 4.2, and 4.3 for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws which define the rights of the stockholders.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10Q of Carolina Financial Corporation for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 11, 2016.
(2)	Incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-3 filed on December 23, 2016.
(3)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2017.
(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on August 31, 2015.
(5)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016.
(6)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2016.
(7)	Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 10 filed on February 26, 2014.
81