Form 10-K
period 2017-12-31
CAROLINA FINANCIAL CORP
filed 2018-03-16
CIK 870385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Yes ☒  No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

 The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $477,697,260 as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2018
Common Stock, $.01 par value per share	21,052,202 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on May 2, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information included or incorporated by reference, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under “Item 1A- Risk Factors” and the following:

•	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;
•	changes in economic conditions, either nationally or regionally and especially in our primary market areas, resulting in, among other things, a deterioration in credit quality;
•	changes in interest rates, or changes in regulatory environment resulting in a decline in our mortgage production and a decrease in the profitability of our mortgage banking operations;
•	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the South Carolina, southeastern North Carolina and national real estate markets;
•	the rate of delinquencies and amount of loans charged-off;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	the rate of loan growth in recent or future years;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	significant increases in competitive pressure in the banking and financial services industries, including consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but larger and stronger competitors;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Act and regulations adopted thereunder, changes in federal or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking, mortgage banking, and financial service industries;
•	changes occurring in business conditions and inflation;
•	increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding;
•	our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations;
•	changes in deposit flows;
•	changes in technology;
•	changes in monetary and tax policies;
1

•	changes in accounting policies, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board (the “FASB”);
•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
•	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;
•	our anticipated capital expenditures and our estimates regarding our capital requirements;
•	our liquidity and working capital requirements;
•	competitive pressures among depository and other financial institutions;
•	the growth rates of the markets in which we compete;
•	our anticipated strategies for growth and sources of new operating revenues;
•	our current and future products, services, applications and functionality and plans to promote them;
•	anticipated trends and challenges in our business and in the markets in which we operate;
•	the evolution of technology affecting our products, services and markets;
•	our ability to retain and hire necessary employees and to staff our operations appropriately;
•	management compensation and the methodology for its determination;
•	our ability to compete in our industry and innovation by our competitors;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and
•	estimates and related methodologies used in preparing our consolidated financial statements and determining option exercise prices and stock-based compensation.

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

PART I

Item 1.  Business

General Overview

Carolina Financial Corporation is a Delaware corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our primary business is to serve as the holding company for CresCom Bank, a South Carolina state-chartered commercial bank with 62 branches located throughout the Carolinas, in addition to two loan production offices in North and South Carolina. CresCom Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”), and providing commercial, mortgage and consumer loans to the general public. CresCom Bank operates Crescent Mortgage Company, a wholly-owned subsidiary of CresCom Bank based in Atlanta, Georgia, as a wholesale and correspondent mortgage lender for community banks throughout the United States. Crescent Mortgage Company lends in 47 states and the District of Columbia and has partnered with community banks, credit unions, and mortgage brokers. CresCom Bank is also the holding company for Carolina Services Corporation of Charleston, a Delaware financial services company that provides financial processing services to, and otherwise supports the operations of, CresCom Bank and Crescent Mortgage Company. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

In December 2002 and October 2003, respectively, the Company formed Carolina Financial Capital Trust I and Carolina Financial Capital Trust II, which are special purpose subsidiaries organized in Delaware for the sole purpose of issuing an aggregate of $15.5 million of trust preferred securities.

On June 11, 2016, the Company completed its acquisition of Congaree Bancshares, Inc. (“Congaree”), the holding company for Congaree State Bank. The Company issued 508,910 shares of its common stock, assumed and immediately redeemed $1.6 million in preferred stock and paid $5.7 million in cash to Congaree shareholders. In the transaction, the Company acquired $104.2 million of total assets, loans receivable of $74.6 million and deposits of $89.3 million.

On March 18, 2017, the Company completed its acquisition of Greer Bancshares Incorporated (“Greer”), the holding company for Greer State Bank. The Company issued 1,789,523 shares of its common stock and paid $4.4 million in cash to Greer shareholders. In the transaction, the Company acquired $384.5 million in total assets, loans receivable of $194.6 million and deposits of $311.1 million. In addition, the Company assumed aggregate subordinated debt principal of $11.3 million, which at the date of acquisition had a fair value of $7.5 million.

 On November 1, 2017, the Company closed its acquisition of First South Bancorp, Inc., the holding company for First South Bank (“First South”). In the transaction, the Company acquired $1.1 billion in total assets, loans receivable of $759.2 million and deposits of $952.6 million. The Company issued 4,822,540 shares of its common stock to First South shareholders. In addition, the Company assumed aggregate subordinated debt principal of $10.3 million, which at the date of acquisition had a fair value of $8.6 million.

As of December 31, 2017, the Company had total assets of $3.5 billion, loans receivable, net of $2.3 billion, total deposits of $2.6 billion, and total stockholders’ equity of $475.4 million.

Our main office is located at 288 Meeting Street, Charleston, South Carolina 29401.

Available Information

We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on our website at www.haveanicebank.com under the “Investor Relations” section. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with the Securities and Exchange Commission (the “SEC”). These filings are also accessible on the SEC’s website at www.sec.gov. In addition, we make available under the Investor Relations section on our website (www.haveanicebank.com) the following, among other things, (i) Code of Ethics and Whistleblower Policy and (ii) the charters of the Audit, Corporate Governance and Nominating and Compensation and Benefits Committees of our board of directors. These materials are available to the general public on our website free of charge. Printed copies of these materials are also available free of charge to shareholders who request them in writing. Please address your request to: Investor Relations, Attn: William A. Gehman III, Carolina Financial Corporation, 288 Meeting Street, Charleston, South Carolina 29401. Statements of beneficial ownership of equity securities filed by directors, officers, and 10% or greater stockholders under Section 16 of the Exchange Act are also available through our website, www.haveanicebank.com. The information on our website is not incorporated by reference into this report.

Our Market Area

Our primary market areas are the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Lexington County, and the Upstate (Greenville and Spartanburg Counties) market areas. Our primary market areas in North Carolina include Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties) and the surrounding southeastern coastal region of North Carolina (Bladen, Brunswick, and Columbus, Cumberland, Duplin and Robeson Counties).

The following table presents, for each of our above-described primary market areas, the number of branches of CresCom Bank, including the pro forma impact of the branches acquired in the First South acquisition, the approximate amount of deposits in the market areas as of June 30, 2017 and the approximate deposit market share in market area at June 30, 2017 (the latest date for which such data is available).

	Number of	Deposits	Market
Market Name	Branches	(in millions)	Share
Charleston	8	$600	4.5%
Myrtle Beach	8	$362	4.8%
Midlands South Carolina	3	$99	2.1%
Upstate South Carolina	5	$357	3.1%
Inland North Carolina	10	$300	5.1%
Coastal North Carolina	4	$123	6.2%
Wilmington	3	$53	0.8%
Raleigh/Durham	2	$62	0.2%
Eastern NC	19	$652	5.2%

Our markets in or near the Charleston, South Carolina are heavily influenced by the diverse economic mix of the Charleston region. The region is home to the Port of Charleston, one of the busiest container ports along the Southeast and Gulf Coasts, as well as a number of national and international manufacturers, including Boeing South Carolina and Robert Bosch LLC. The region also benefits from a thriving tourism industry. In addition, a number of academic institutions are located within the region, including the Medical University of South Carolina, The Citadel, The College of Charleston, Charleston Southern University, Trident Technical College and The Charleston School of Law. Charleston also hosts military installations for the U.S. Navy, Marine Corps, U.S. Air Force, U.S. Army and U.S. Coast Guard. Data obtained through SNL Financial LC projects population growth in the Charleston-North Charleston MSA of 8.5% from 2018 to 2023 as compared to a projection for national population growth of 3.8% during the same time period.

The Myrtle Beach area, also known as the Grand Strand, is a 60-mile stretch of beaches extending south from the South Carolina/North Carolina state line to Pawley’s Island and is consistently ranked as one of the top vacation destinations in the country. According to data published by the Myrtle Beach Area Chamber of Commerce, Myrtle Beach hosted an estimated 18.6 million visitors in 2016 with the economy of the region dominated by the tourism and retail industries. The Myrtle Beach-Conway-North Myrtle Beach MSA is also home to Coastal Carolina University in Conway and Webster University in Myrtle Beach. Data obtained through SNL Financial LC projects population growth in the Myrtle Beach-Conway-North Myrtle Beach MSA of 10.0% from 2018 to 2023.

Our Wilmington and other markets in southeastern North Carolina are contiguous to South Carolina and the Grand Strand. Wilmington has a diversified economy and is a major resort area and a center for light manufacturing. The city also serves as the retail and medical center for the region. Companies in the Wilmington area produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. According to data published by the Wilmington Chamber of Commerce, major employers in the area include General Electric, PPD, Inc., and Corning, Inc. The area also benefits from the presence of the University of North Carolina-Wilmington, which also a major employer for the market. Data obtained through SNL Financial LC projects population growth in the Wilmington MSA of 7.0% from 2018 to 2023.

The Upstate market includes five banking locations and one loan production office in the Greenville-Spartanburg market area. Major industries in the Upstate include the automobile industry, which is concentrated primarily along the corridor between Greenville and Spartanburg around the BMW manufacturing facility in Greer, South Carolina. The Greenville Health System and Bon Secours St. Francis Health System represent the healthcare and pharmaceuticals industry in the area. The Upstate is also home to significant private sector and university-based research including research and development facilities for Michelin, Fuji and General Electric and research centers to support the automotive, life sciences, plastics and photonics industries. The Upstate also benefits from being an academic center and is home to collegiate and university education facilities such as Clemson University, Furman University, Presbyterian College, University of South Carolina-Upstate, Anderson University, Lander University, Bob Jones University, Wofford College and Converse College, among others. Data obtained through SNL Financial LC projects population growth in the Greenville-Andersen-Mauldin MSA of 6.1% from 2018 to 2023.

The Midlands market has two branches in the Columbia, South Carolina market. Columbia, the state capital and largest city in South Carolina, is located within Richland County in the center of the state between the Upstate region and the coastal cities of Charleston and Myrtle Beach. Columbia’s central location has contributed greatly to its commercial appeal and growth, and the city benefits from a diverse economy composed of advanced manufacturing, healthcare, technology, shared services, logistics, and energy. The largest employers in the Columbia market area include the U.S. Army’s Fort Jackson, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield, and Lexington Medical Center. Data obtained through SNL Financial LC projects population growth in the Columbia MSA of 5.7% from 2018 to 2023.

The First South acquisition added 30 full service banking offices, a loan production office and an administrative office, expanding the footprint of CresCom Bank throughout eastern and central North Carolina.  The economy in this region is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities. There are a significant number of major employers, colleges and universities, hospitals and military bases located throughout the market area.

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

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions, such as SunTrust, Bank of America, Wells Fargo, PNC and BB&T.  These institutions offer some services, including extensive and established branch networks that we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Lending Activities

General. We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans, commercial leases, and consumer loans. Our customers are generally individuals and small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. We have focused our lending activities primarily on the professional market, including doctors, dentists, small business to medium-sized owners and commercial real estate developers.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval processes for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds the maximum senior officer’s lending authority, the loan request will be considered by the management loan committee, or MLC, which is comprised of five members, all of whom are part of the senior management team of the Bank. The MLC meets weekly to approve loans with total loan commitments exceeding $2.0 million. The loan authority of the MLC is equal to two-thirds of the legal lending limit of the Bank which is equivalent to the in-house loan limit. Total credit exposure above the in-house limit requires approval by the majority of the board of directors. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full Board of Directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2017, the maximum amount we could lend to one borrower is $53.0 million. However, our internal lending limit without board of director approval at December 31, 2017 is $35.3 million. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

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

These loans generally fall into one of two categories:

•	Residential Mortgage Loans and Home Equity Loans. We generally originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%. Loans over 80% LTV generally require private mortgage insurance. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend to build their home. The options available depend on whether the borrower intends to begin building within 12 months of the lot purchase or at an undetermined future date. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 10 years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.

•	Commercial Real Estate. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed 80%. We also generally require that a borrower’s cash flow exceed 120% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

Real Estate Construction and Development Loans. We offer fixed and adjustable rate residential and commercial construction loan financing to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. We believe that construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

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

Lease Receivables. The Bank began originating leases, primarily on equipment utilized for business purposes, as a result of the First South acquisition. Lease terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease.  Most leases provide 100% of the cost of the equipment and are secured by the leased equipment.  The Company requires the leased equipment to be insured and that we be listed as a loss payee and named as an additional insured on the insurance policy. We manage credit risk associated with our lease financing loan class based upon the dollar amount of the lease and the level of credit risk. We follow a formal review process which entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance.

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

Correspondent Lending. Our mortgage banking operations are conducted mainly through the Bank’s wholesale mortgage origination subsidiary, Crescent Mortgage Company, which is headquartered in Atlanta, Georgia. These operations consist of the purchase of mortgage loans and table funded originations as well as the sale and servicing of a variety of residential mortgage loan products. Crescent Mortgage Company lends in 47 states and the District of Columbia and has partnered with community banks, credit unions, and quality mortgage brokers throughout the United States. Crescent Mortgage Company focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (“FHA”), Veterans Affairs (“VA”) and Rural Development standards (“RD”). Loans originated that meet FHA standards qualify for the FHA’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies.

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

Deposit Products

We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit.  Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas.  In addition, we offer certain retirement accounts. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our branch infrastructure will assist us in obtaining deposits from local customers in the future. Our retail deposits represented $2.5 billion, or 96.6% of total deposits at December 31, 2017.

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an “emerging growth company,” we may take advantage of some or all of the reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•	reduced disclosure about our executive compensation arrangements;
•	no requirement that we solicit non-binding advisory votes on executive compensation or golden parachute arrangements; and
•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period and (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which would be December 2019. At this time, we expect to become a “large accelerated filer” as of June 30, 2018 and would, therefore, no longer qualify to be an “emerging growth company”.

Employees

As of March 10, 2018, we had approximately 770 total employees, including 730 full-time employees.

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

Recent Legislative and Regulatory Initiatives

Banking statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to the Company and its subsidiaries. Any change in the statutes, regulations and regulatory policies applicable to us, including changes in their interpretation or implementation, could have a material effect on our business and organization.

Both the scope of the laws and regulations and the intensity of supervision to which we are subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. President Trump has issued an executive order that sets forth principles for the reform of the federal financial regulatory framework, and Congress has also suggested an agenda for financial regulatory change. It is too early to assess whether there will be any major changes in the regulatory environment or merely a rebalancing of the post financial crisis framework. The Company expects that its business will remain subject to extensive regulation and supervision.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act which was signed into law in 2010 (the “Dodd-Frank Act”), among other things, changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The Dodd-Frank Act is focused in large part on the financial services industry, particularly bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that will affect us, including:

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

Deposit Insurance Modifications. The Dodd-Frank Act modified the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base equals our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Dodd-Frank Act also permanently raised the standard maximum insurance amount to $250,000.

Creation of New Governmental Authorities. The Dodd-Frank Act created various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the “CFPB”), an independent regulatory authority housed within the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

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

Executive Compensation and Corporate Governance Requirements. The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which stockholders may vote on the compensation of the company’s named executive officers. In addition, if such companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, stockholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the Dodd-Frank Act may impact our corporate governance. For instance, the Dodd-Frank Act requires the SEC to adopt rules:

•	prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and
•	requiring all exchange-traded companies to adopt claw-back policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

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

Regulatory Capital Requirements

Regulatory capital rules released by the federal bank regulatory agencies in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. We collectively refer to these organizations herein as “covered” banking organizations. In certain respects, the rules impose more stringent requirements on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rules began to phase in on January 1, 2014 for advanced approaches banking organizations, and on January 1, 2015 for other covered banking organizations, including the Company and the Bank. The requirements in the rules will be fully phased in by January 1, 2019.

The rules impose new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a new Common Equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirements); and
•	a leverage ratio of 4%; and

Under the rules, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital is now included only in Tier 2 capital. Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rules provided for a one-time opportunity at the end of the first quarter of 2015 for covered banking organization to opt-out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 common equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-based assets. As of January 1, 2018, we are required to hold a capital conservation buffer of 1.875%, increasing to 2.5% effective January 1, 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

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

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact us, including the following:

•	Tax Rate. The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it will decrease the value of our existing deferred tax assets. Generally accepted accounting principles ("GAAP") requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the Company’s net income for the year ended December 31, 2017 was reduced by approximately $239,000, primarily due to a lower valuation of deferred income taxes. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operations – Income Tax Expense.”

•	Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior to law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation that may be paid to our most highly compensated employees will now be limited.

•	Business Asset Expensing. The Tax Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

•	Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

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

In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017 (the “CHOICE Act”), which is intended to repeal or amend many of the provisions of the Dodd-Frank Act. The CHOICE Act contains a broad range of legislation that primarily affect larger banks. It also contains a range of provisions that would facilitate capital raising by community banks in both mutual and stock form, and simplify the regulation and examination of community banks and mutual holding companies.

Significant provisions of the CHOICE Act, as it relates to community banks, include the following: (i) a bank of any size that maintains a leverage capital ratio of at least 10% may elect to be regulated as a “qualifying banking organization,” and thereby would be exempt from laws and regulations that address capital and liquidity requirements, capital distributions to stockholders, and the enhanced prudential standards of the Dodd-Frank Act including mandatory stress testing, resolution plans and short-term debt and leverage limit requirements, as well as other laws and regulations (qualifying banking organizations would also be considered “well capitalized” for purposes of the prompt corrective action rules, restrictions on brokered deposits, restrictions on interstate branching and merger transactions, and other laws and regulations); (ii) the small bank holding company exemption would be increased from $1.0 billion to $10.0 billion; (iii) mutual and stock federal savings banks would be able to elect to exercise the same powers as national banks without converting charters; and (iv) the establishment of a safe-harbor from “ability to repay” requirements for mortgage loans held by a depository institution since their origination.

With respect to SEC and corporate governance compliance, the CHOICE Act reverses a number of changes required by the Dodd-Frank Act. These include: prohibiting universal proxy ballots in proxy contests; modernizing stockholder proposal thresholds; repealing the requirement that publicly traded companies disclose the ratio of median employee versus chief executive officer pay; and increasing the exemption from complying with an outside auditor’s attestation of a company’s internal financial controls to issuers with market capitalizations of up to $500 million.

Management believes that, if enacted, the CHOICE Act would provide substantial benefits to community banks and their holding companies. There can be no assurance, however, that the CHOICE Act or any of its provisions, will be enacted into law.

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

Permitted Activities. Under the BHCA, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks;
•	furnishing services to or performing services for our subsidiaries; and
•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities;
•	leasing personal or real property;
•	operating a non-bank depository institution, such as a savings association;
•	trust company functions;
•	financial and investment advisory activities;
•	conducting discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	providing specified management consulting and counseling activities;
•	performing selected data processing services and support services;
•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	performing selected insurance underwriting activities.
13

A bank holding company that meets specified conditions, including that its depository institutions subsidiaries are “well capitalized” and “well managed,” can opt to become a “financial holding company.” On June 20, 2017, an election submitted by the Company to become a financial holding company was declared effective by the Federal Reserve Bank of Richmond. As a financial holding company, we are now permitted to engage in a broader array of activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

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

Change in Control. Two statutes, the BHCA and the Change in Bank Control Act (the “CBCA”), together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the BHCA, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. In guidance issued in 2008, the Federal Reserve has stated that it would not expect control to exist if a person acquires, in aggregate, less than 33% of the total equity of a bank or bank holding company (voting and nonvoting equity), provided such person’s ownership does not include 15% or more of any class of voting securities. Prior Federal Reserve approval is necessary before an entity acquires sufficient control to become a bank holding company. Natural persons, certain non-business trusts, and other entities are not treated as companies (or bank holding companies), and their acquisitions are not subject to review under the BHCA. State laws generally, including South Carolina law, require state approval before an acquirer may become the holding company of a state bank.

Under the CBCA, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank's primary federal regulator must approve the change in control; at the bank level, only the bank's primary federal regulator is involved. Transactions subject to the BHCA are exempt from CBCA requirements. For state banks, state laws, including that of South Carolina, typically require approval by the state bank regulator as well.

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

14

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

The SCBFI and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

•	security devices and procedures;
•	adequacy of capitalization and loss reserves;
•	loans;
•	investments;
•	borrowings;
•	deposits;
•	mergers;
•	issuances of securities;
•	payment of dividends;
•	interest rates payable on deposits;
•	interest rates or fees chargeable on loans;
•	establishment of branches;
15

•	corporate reorganizations;
•	maintenance of books and records; and
•	adequacy of staff training to carry on safe lending and deposit gathering practices.

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

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;
•	information systems and audit systems;
•	loan documentation;
•	credit underwriting;
•	interest rate risk exposure; and
•	asset quality.

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
•	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a Common Equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.
•	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a Common Equity Tier 1 risk-based capital ratio of less than 4.5%, or (iv) has a leverage capital ratio of less than 4%.
•	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a Common Equity Tier 1 risk-based capital ratio of less than 3%, or (iv) has a leverage capital ratio of less than 3%.
•	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
16

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

As of December 31, 2017, the Bank was deemed to be “well capitalized.”

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

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;
•	information systems and audit systems;
•	loan documentation;
•	credit underwriting;
•	interest rate risk exposure; and
•	asset quality.

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

On June 15, 2015, the “as of” date of its most recent examination, the Bank received a “satisfactory” CRA rating.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Community Reinvestment Act, encourages banks to help meet the credit needs of their entire community, including low- and moderate-income areas consistent with safe and sound lending practices;
•	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	the Real Estate Settlement Procedures Act and Regulation X, which governs aspects of the settlement process for residential mortgage loans.
•	the Military Lending Act and Service Members Civil Relief Act both protect active duty members and their families from certain lending practices in consumer credit and provide meaningful benefits for Service Members.
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
19

The deposit operations of the Bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
•	the Expedited Funds Availability Act, Regulation CC, establishes time limits the bank must follow for making check deposits available for withdrawal or transfer; and
•	the Truth in Savings Act and Regulation DD, which requires depositary institutions to provide certain consumer disclosures.

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

The Office of Foreign Assets Control, or OFAC, which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify OFAC. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Recent cyber-attacks against banks and other institutions that resulted in unauthorized access to confidential customer information have prompted the Federal banking agencies to issue several warnings and extensive guidance on cyber security. The agencies are likely to devote more resources to this part of their safety and soundness examination than they have in the past.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. The Federal Open Market Committee raised the target range for the federal funds rate by 25 basis points each on December 15, 2016, March 16, 2017, June 15, 2017 and December 14, 2017 and indicated the potential for further gradual increases in the federal funds rate depending on the economic outlook.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more in the preceding three years or (ii) construction and land development loans exceed 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk.

Based on the Bank’s loan portfolio as of December 31, 2017, the Bank did not exceed the 300% or the 100% guidelines for commercial real estate loans.

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

Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range by 25 basis points each on December 15, 2016, March 16, 2017, June 15, 2017 and December 14, 2017 and indicated the potential for further gradual increases in the federal funds rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, give LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and other interest rates. In the event that a published LIBOR rate is unavailable after 2021, the dividend rate on the Company’s trust preferred subordinated debentures, which are currently based on the LIBOR rate, will be determined as set forth in the offering documents, and the value of the securities could be adversely affected. Currently, the manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, securities portfolio and business, is uncertain.

Our mortgage banking profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

Mortgage production, especially refinancing activity, typically declines in a rising interest rate environment. During 2009-2017, there was a period of historically low interest rates; however, the low interest rate environment likely will not continue indefinitely. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. As our level of mortgage production declines, the profitability from our mortgage operations will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

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

At December 31, 2017, the Company had 135 individual securities available-for-sale in an unrealized loss position. The Company believes, based on OTTI evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in these securities and interest rates.. There are three additional trust preferred securities classified as available-for-sale securities that had OTTI expense recorded in prior years, but did not incur OTTI expense during fiscal 2017, 2016, or 2015. Management believes that there are no other securities other-than-temporarily impaired at December 31, 2017. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

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

We calculate income taxes in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires the use of the asset and liability method. In accordance with this, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from reversals of deferred tax liabilities, potential utilization of net operating loss carrybacks, tax planning strategies and future taxable income. At December 31, 2017, our net deferred tax asset was $2.4 million. We recognized the deferred tax asset because management believes, based on earnings and detailed financial projections, that it is more likely than not that we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. There can be no assurance that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, this would require us to incur a charge to operations that would adversely affect our capital position. There is no assurance that we will be able to continue to recognize any, or all, of the deferred tax asset for regulatory capital purposes.

We may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

We act as servicer for approximately $2.9 billion of mortgage loans owned by third parties as of December 31, 2017. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination as servicer if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

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

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular customer;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	our historical loan loss experience;
•	evaluation of economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality; and
•	the amount and quality of collateral, including guarantees, securing the loans.

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

As of December 31, 2017, we had approximately $933.8 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 40.3% of our total loans outstanding as of that date. Approximately 21.9%, or $195.0 million, of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2017, commercial business loans comprised 13.6% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Further downturns or a slower recovery in the real estate markets in our primary market areas could significantly adversely impact our business.

Our primary market areas are the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Lexington County, and the Upstate (Greenville and Spartanburg Counties) market areas. Our primary market areas in North Carolina include Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties) and the surrounding southeastern coastal region of North Carolina (Bladen, Brunswick, and Columbus, Cumberland, Duplin and Robeson Counties).

The Company’s primary markets are heavily influenced the military, the medical industry, national and international industries, tourism, retirement living, retail and real estate. If economic conditions were to deteriorate in these markets, the industries in our markets could suffer which could impact our business. The real estate markets experienced a significant decline in these markets in recent years and, if these economic drivers were to experience further downturns or recover more slowly than expected, real estate in the Company’s markets may experience further declines. If real estate values in our markets decline, the collateral for these loans will provide less security. As a result, the borrower’s ability to pay, or the Company’s ability to recover on defaulted loans by selling the underlying collateral, would be diminished.

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

We rely on customer deposits, including brokered deposits, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve, and other borrowings to fund operations. Although the Company has historically been able to replace maturing deposits and advances, if desired, no assurance can be given that we would be able to replace such funds in the future if the financial condition of the FHLB or programs sponsored by the Federal Reserve, regulatory restrictions on brokered deposits or regulatory restrictions on the pricing of local deposits or other market conditions were to change. In addition, certain borrowing sources are on a secured basis. The FHLB has become more restrictive on the types of collateral it will accept and the amount of borrowings allowed on acceptable collateral. Due to changes applied by rating agencies on bonds, changes in collateral requirements or deteriorating loan quality, outstanding borrowings could be required to be repaid, incurring prepayment penalties. Our financial flexibility will be severely constrained if we are unable to maintain access to funding at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future operations, our revenues may not increase proportionally to cover these costs. In addition, Crescent Mortgage Company may fund mortgage loans held for sale through a purchase and sale agreement with the Bank. A decline in economic conditions could affect Crescent Mortgage Company’s ability to fund loans held for sale.

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

As of December 31, 2017, the Company serviced approximately $2.9 billion of loans. At that date, our mortgage loan servicing rights were recorded as an asset with a carrying value of approximately $21.0 million. We expect that our loan servicing portfolio will increase in the future. If interest rates decline and the actual and expected mortgage loan prepayment rates increase or other factors that cause a reduction of the valuation of our mortgage servicing asset, the Company could incur an impairment of its mortgage loan servicing asset.

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

Jerold L. Rexroad, the Company’s President and Chief Executive Officer, has extensive and long-standing ties within our primary markets. Mr. Rexroad has substantial experience in banking operations, wholesale mortgage operations, investment securities, and mergers and acquisitions. The services of Mr. Rexroad would be difficult to replace and our business and development could be materially and adversely affected.

David L. Morrow, the Bank’s President and Chief Executive Officer, also has extensive and long-standing ties within our primary markets and substantial commercial lending experience within our Charleston and Myrtle Beach markets. The services of Mr. Morrow would be difficult to replace and our business and development could be materially and adversely affected.

Fowler C. Williams, Crescent Mortgage Company’s President and Chief Executive Officer, has extensive knowledge and long-standing ties with the mortgage industry. The services of Mr. Williams would be difficult to replace and our wholesale mortgage company results could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced commercial and mortgage Loan officers, as well as other management personnel. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our business strategy and seriously harm our business, results of operations, and financial condition.

The Dodd-Frank Act may have a material adverse effect on our operations.

The Dodd-Frank Act imposes significant regulatory and compliance changes on banks and bank holding companies. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;
•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;
•	creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the CFPB, which develops and enforces rules for bank and non-bank providers of consumer financial products);
•	potential limitations on federal preemption;
•	changes to deposit insurance assessments;
•	regulation of debit interchange fees we earn;
•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and
•	changes in regulation of consumer mortgage loan origination and risk retention.

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

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1.  We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels that approximate the deduction thresholds through a combination of sales of portions of these assets from time to time either on a flowing basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sales from mortgage loans sold into securitizations must be deducted in full from CET1.

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

From time to time, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;
•	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and
•	the risk of loss of key employees and customers.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber-attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

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

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an “emerging growth company,” we may take advantage of some or all of the reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•	reduced disclosure about our executive compensation arrangements;
•	no requirement that we solicit non-binding advisory votes on executive compensation or golden parachute arrangements; and
•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period and (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which would be December 2019. At this time, we expect to become a “large accelerated filer” as of June 30, 2018 and would, therefore, no longer qualify to be an “emerging growth company”.

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

Our authorized capital stock includes 1,000,000 shares of preferred stock of which no preferred shares are issued and outstanding. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our certificate of incorporation, our board of directors is empowered to determine:

•	the designation of, and the number of, shares constituting each series of preferred stock;
•	the dividend rate for each series;
•	the terms and conditions of any voting, conversion and exchange rights for each series;
•	the amounts payable on each series on redemption or our liquidation, dissolution or winding-up;
•	the provisions of any sinking fund for the redemption or purchase of shares of any series; and
•	the preferences and the relative rights among the series of preferred stock.
36

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main office is located at 288 Meeting Street, Charleston, South Carolina 29401-1575.  Including our main office, the Bank operates 62 full service branches and 2 loan production offices located in South Carolina and North Carolina. In addition to our main office, branches, and loan production offices, we also operate the Bank’s retail mortgage division headquartered in Myrtle Beach, South Carolina, Crescent Mortgage Company, the Bank’s wholesale mortgage subsidiary, headquartered in Atlanta, Georgia, and Carolina Services Corporation of Charleston, located in Charleston, South Carolina.

The Bank owns 33 of the branch offices, plus eight additional branch offices for which the land is leased and the building is owned. The remaining offices are subject to leases. The Company also owns the building occupied by the Bank’s retail mortgage division. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 7—Premises and Equipment and Note 14—Commitments and Contingencies to our audited consolidated financial statements.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

As of March 9, 2018, there were approximately 1,950 stockholders of record of our common stock. Our common stock was listed on the NASDAQ Capital Market on July 1, 2014. The following table sets forth the high and low sales price information as reported by NASDAQ for each quarter of 2016 and 2017, and the dividends per share declared on our common stock in each quarter of 2016 and 2017. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2017
Quarter Ended December 31, 2017	$39.33	$35.39	$0.05
Quarter Ended September 30, 2017	35.88	31.75	0.04
Quarter Ended June 30, 2017	32.98	28.56	0.04
Quarter Ended March 31, 2017	31.48	28.35	0.04

2016
Quarter Ended December 31, 2016	$31.30	$21.82	$0.04
Quarter Ended September 30, 2016	22.59	18.17	0.03
Quarter Ended June 30, 2016	19.55	16.01	0.03
Quarter Ended March 31, 2016	18.85	15.26	0.03

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

Index	06/30/15	12/31/15	06/30/16	12/31/16	06/30/17	12/31/17
Carolina Financial Corporation	166.22	217.37	226.40	374.16	396.55	453.74
NASDAQ Composite Index	113.14	114.28	111.24	124.41	144.88	161.28
SNL Southeast Bank Index	109.91	107.12	92.61	142.20	147.18	175.90

Prepared by S&P Global Market Intelligence, a division of S&P Global Inc.

The performance graph above compares the Company’s cumulative total return from June 30, 2015 through December 31, 2017 with the NASDAQ Composite and the SNL Southeast Bank Index, a banking industry performance index for the Southeastern United States. The Company was listed on the NASDAQ exchange on July 1, 2014. Returns are shown on a total return basis, assuming the reinvestment of dividends and a beginning stock index value of $100 per share. The value of the Company’s common stock as shown in the graph is based on published prices for the transactions in the Company’s stock.

Item 6. Selected Financial Data

	For The Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data:	(In thousands)

Interest income	$95,087	60,914	49,604	37,656	32,948
Interest expense	13,253	8,753	6,604	5,602	5,718
Net interest income	81,834	52,161	43,000	32,054	27,230
Provision for (recovery of) loan losses	779	—	—	—	(860)
Net interest income after provision for loan losses	81,055	52,161	43,000	32,054	28,090
Noninterest income	33,916	29,297	27,679	21,148	44,086
Noninterest expense	73,445	56,040	49,199	41,443	45,972
Income before income taxes	41,526	25,418	21,480	11,759	26,204
Income tax expense	12,961	7,848	7,060	3,448	9,386
Net income	$28,565	17,570	14,420	8,311	16,818
39

	At December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:	(In thousands)

Total assets	$3,519,017	1,683,736	1,409,669	1,199,017	881,584
Interest-bearing cash	55,998	14,591	16,421	10,694	34,176
Securities available-for-sale	743,239	335,352	306,474	251,717	167,535
Securities held-to-maturity	—	—	17,053	25,544	24,554
Federal Home Loan Bank stock	19,065	11,072	9,919	5,405	4,103
Loans held for sale	35,292	31,569	41,774	40,912	36,897
Loans receivable, net	2,308,050	1,167,578	912,582	768,122	535,221
Allowance for loan losses	11,478	10,688	10,141	9,035	8,091
Deposits	2,604,929	1,258,260	1,031,528	964,190	697,581
Short-term borrowed funds	340,500	203,000	120,000	57,800	10,300
Long-term debt	72,259	38,465	103,465	61,740	74,540
Stockholders’ equity	475,381	163,190	139,859	93,700	82,227

	For The Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Average Balances:

Total assets	$2,306,667	1,537,654	1,303,402	990,773	889,851
Loans receivable	1,526,109	1,035,115	827,787	613,144	509,455
Deposits	1,761,087	1,197,688	1,012,659	777,622	696,784
Stockholders’ equity	280,877	151,285	101,896	88,474	76,322

Performance Ratios:

Return on average equity	10.17%	11.61%	14.15%	9.39%	22.04%
Return on average assets	1.24%	1.14%	1.11%	0.84%	1.89%
Average earning assets to average total assets	90.98%	93.56%	91.92%	91.43%	91.38%
Average loans receivable to average deposits	86.66%	86.43%	81.74%	78.85%	73.12%
Average equity to average assets	12.18%	9.84%	7.82%	8.93%	8.58%
Net interest margin	3.90%	3.63%	3.59%	3.54%	3.35%
Net interest margin - tax equivalent (1)	4.02%	3.71%	3.68%	3.62%	3.41%
Net (recovery) charge-offs to average loans receivable	0.00%	(0.05)%	(0.13)%	(0.15)%	0.11%
Non-performing assets to total loans receivable	0.30%	0.58%	0.72%	0.73%	3.19%
Non-performing assets to total assets	0.20%	0.40%	0.47%	0.47%	1.97%
Non-performing loans to total loans	0.17%	0.48%	0.47%	0.31%	2.04%
Allowance for loan losses as a percentage of loans receivable (end of period) (2)	0.49%	0.91%	1.10%	1.16%	1.49%
Allowance for loan losses as a percentage of nonperforming loans	291.84%	190.01%	235.73%	371.20%	73.03%

	At or For The Years Ended December 31,
	2017	2016	2015	2014	2013
Per Share Data:

Book value (end of period)	$22.76	13.23	11.92	10.02	8.91
Basic earnings (loss)	1.75	1.45	1.51	0.89	1.83
Diluted earnings (loss)	1.73	1.42	1.48	0.87	1.77

Average common shares - basic	16,317,501	12,080,128	9,537,358	9,314,048	9,218,952
Average common shares - diluted	16,550,357	12,352,246	9,718,356	9,507,425	9,500,987

Note: Book value is calculated using outstanding common shares less unvested restricted shares.

(1)     The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

(2)     Included in loans receivable are approximately $962.3 million and $119.4 million in acquired loans at December 31, 2017 and 2016, respectively.

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

Company Overview

Carolina Financial Corporation is a Delaware corporation that was organized in February 1997 to serve as a bank holding company. In 2017, it applied for, and received, financial holding company status from the Federal Reserve. The Company operates principally through its wholly-owned subsidiary, CresCom Bank, a South Carolina state-chartered bank. CresCom Bank operates Crescent Mortgage Company, Carolina Service Corporation of Charleston, CresCom Insurance, LLC, CresCom Leasing, LLC, and DTFS Inc., as wholly-owned subsidiaries of CresCom Bank. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is a wholesale mortgage company that provides mortgage banking services in 48 states and the District of Columbia and partners with community banks, credit unions and mortgage brokers.

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

Executive Summary of Operating Results

The Company reported net income available to common stockholders of approximately $28.6 million, or $1.73 per diluted share, for the year ended December 31, 2017, compared to $17.6 million, or $1.42 per diluted share for the year ended December 31, 2016. Our 2017 results include pretax merger related expenses of $8.3 million and $3.2 million, respectively. We expect to incur approximately $15 million of additional merger-related expenses when contracts are terminated in the first quarter of 2018. Return on average assets and return on average equity were 1.24% and 10.17%, respectively. The increase in earnings per share year over year was primarily a result of the following:

•	An increase in average earning assets, due to organic growth and the completion of two acquisitions during 2017;
•	Operating efficiencies realized from the two mergers, particularly related to systems and compensation.

Operating earnings, which exclude certain non-operating income and expenses, for the year ended December 31, 2017 increased 67.3% to $33.8 million, or $2.04 per diluted share, from $20.2 million, or $1.64 per diluted share, for the year ended December 31, 2016. Operating return on average assets and return on average equity (non-GAAP) were 1.47% and 12.04%, respectively.

Total assets increased $1.8 billion to $3.5 billion at December 31, 2017 compared to $1.7 billion at December 31, 2016. The largest components of our total assets are loans receivable, net and securities which were $2.3 billion and $743.2 million, respectively at December 31, 2017. Comparatively, our loans receivable and securities totaled $1.2 billion and $335.4 million, respectively, at December 31, 2016. At December 31, 2017, loans held for sale were $35.3 million compared to $31.6 million as of December 31, 2016. The increase in assets from period to period is primarily attributable to the organic loan growth experienced as well as loans acquired in the acquisitions of Greer and First South.

Asset quality remained steady, with nonperforming assets to total assets of 0.20% as of December 31, 2017 compared to 0.40% as of December 31, 2016. Nonperforming loans were $4.0 million as of December 31, 2017 as compared to $5.6 million at December 31, 2016.

The allowance for loan losses was $11.5 million, or 0.49% of total loans (0.84% of total non-acquired loans), at December 31, 2017, compared to $10.7 million, or 0.91% of total loans (1.01% of total non-acquired loans) at December 31, 2016. The Company experienced net recoveries of $11,000 during 2017 compared to net recoveries of $547,000 during 2016. Provision for loan loss during 2017 was $779,000. No provision expense was recorded during 2016.

Total deposits increased $1.3 billion, or 106.67%, from December 31, 2016, to $2.6 billion at December 31, 2017 due primarily to organic growth as well as deposits acquired in the Greer and First South acquisitions. Core deposits, defined as demand deposits, NOW, money market, and savings increased $979.8 million during 2017 and comprised 66.9% of total deposits at December 31, 2017.

At December 31, 2017, the Bank’s capital ratios exceeded “well capitalized” levels under applicable law. Stockholders’ equity totaled $475.4 million as of December 31, 2017, compared to $163.2 million at December 31, 2016. The Company reported book value per common share of $22.76 and $13.23 as of December 31, 2017 and December 31, 2016, respectively. Tangible book value per common share was $15.71 and $12.59 as of December 31, 2017 and December 31, 2016, respectively.

Operating earnings and related per share measures, as well as core deposits, tangible common equity and tangible book value per common share are non-GAAP financial measures. For reconciliations to the most comparable GAAP measures, see “Non-GAAP Financial Measures” below.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our consolidated financial statements within Item 8 “Financial Statements and Supplementary Data” elsewhere in this report.

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

The following table presents a reconciliation of Non-GAAP performance measures for operating earnings and corresponding ratios:

Reconciliation of Non-GAAP Financial Measures
(Unaudited)
(In thousands, except share data)

	For the Twelve Months Ended
	December 31,
	2017	2016	2015
As Reported:
Income before income taxes	$41,526	25,418	21,480
Tax expense	12,961	7,848	7,060
Net Income	$28,565	17,570	14,420

Average equity	$280,877	151,285	101,896
Average assets	$2,306,667	1,537,654	1,303,402
Return on average assets	1.24%	1.14%	1.11%
Return on average equity	10.17%	11.61%	14.15%

Weighted average common shares outstanding:
Basic	16,317,501	12,080,128	9,537,358
Diluted	16,550,357	12,352,246	9,718,356
Earnings per common share:
Basic	$1.75	1.45	1.51
Diluted	$1.73	1.42	1.48

Operating:
Income before income taxes	$41,526	25,418	21,480
Gain on sale of securities	(933)	(706)	(1,493)
Net loss on extinguishment of debt	—	1,868	1,251
Fair value adjustments on interest rate swaps	(382)	(590)	1,111
Merger related costs	8,301	3,245	—
Operating earnings before income taxes	48,512	29,235	22,349
Tax expense (1)	14,706	9,027	7,346
Operating earnings (Non-GAAP)	$33,806	$20,208	15,003

Average equity	$280,877	151,285	101,896
Average assets	$2,306,667	1,537,654	1,303,402
Operating return on average assets (Non-GAAP)	1.47%	1.31%	1.15%
Operating return on average equity (Non-GAAP)	12.04%	13.36%	14.72%

Weighted average common shares outstanding:
Basic	16,317,501	12,080,128	9,537,358
Diluted	16,550,357	12,352,246	9,718,356
Operating earnings per common share:
Basic (Non-GAAP)	$2.07	1.67	1.57
Diluted (Non-GAAP)	$2.04	1.64	1.54

(1)     Tax expense is determined using the effective tax rate reflected in the accompanying income statement for the applicable reporting period.

The following table presents a reconciliation of Non-GAAP performance measures of core deposits and tangible book value per share.

Reconciliation of Non-GAAP Financial Measures

(Unaudited)

(In thousands, except share data)

	At December 31,
	2017	2016

Core deposits:
Noninterest-bearing demand accounts	$525,615	$229,905
Interest-bearing demand accounts	551,308	191,851
Savings accounts	213,142	48,648
Money market accounts	452,734	292,639
Total core deposits (Non-GAAP)	1,742,799	763,043

Certificates of deposit:
Less than $250,000	755,887	467,937
$250,000 or more	106,243	27,280
Total certificates of deposit	862,130	495,217
Total deposits	$2,604,929	$1,258,260

	At December 31,
	2017	2016

Tangible book value per share:
Total stockholders' equity	$475,381	$163,190
Less intangible assets	(147,193)	(7,924)
Tangible common equity (Non-GAAP)	$328,188	$155,266

Issued and outstanding shares	21,022,202	12,548,328
Less nonvested restricted stock awards	(134,302)	(211,907)
Period end shares used for tangible book value	20,887,900	12,336,421

Total stockholders' equity	$475,381	$163,190
Divided by period end shares used for tangible book value	20,887,900	12,336,421
Common book value per share	$22.76	$13.23

Tangible common equity (Non-GAAP)	$328,188	$155,266
Divided by period end shares used for tangible book value	20,887,900	12,336,421
Tangible common book value per share (Non-GAAP)	$15.71	$12.59

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to the audited consolidated financial statements within Item 8 “Financial Statements and Supplementary Data.”

Results of Operations

Summary

2017 compared to 2016

The Company reported net income available to common stockholders of approximately $28.6 million, or $1.73 per diluted share, for the year ended December 31, 2017, compared to $17.6 million, or $1.42 per diluted share for the year ended December 31, 2016. Our 2017 and 2016 results include pretax merger related expenses of $8.3 million and $3.2 million, respectively. Operating earnings, which exclude certain non-operating income and expenses, for the year ended December 31, 2017 increased 67.3% to $33.8 million, or $2.04 per diluted share, from $20.2 million, or $1.64 per diluted share, for the year ended December 31, 2016. Operating earnings and related per share measures are non-GAAP financial measures. For a reconciliation to the most compared GAAP measure, see “Non-GAAP Financial Measures”.

2016 compared to 2015

The Company reported net income available to common stockholders of approximately $17.6 million, or $1.42 per diluted share, for the year ended December 31, 2016, compared to $14.4 million, or $1.48 per diluted share for the year ended December 31, 2015. Our 2016 results include pretax merger related expenses of $3.2 million. There were no merger related expenses in 2015. Operating earnings, which exclude certain non-operating income and expenses, for the year ended December 31, 2016 increased 34.7% to $20.2 million, or $1.64 per diluted share, from $15.0 million, or $1.54 per diluted share, for the year ended December 31, 2015.

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

2017 compared to 2016

For the years ended December 31, 2017 and 2016, our net interest income was $81.8 million and $52.2 million, respectively. The increase in net interest income is a result of the increase in average interest-earning assets balances. The increase in average earnings assets for the year ended December 31, 2017 is primarily the result of increased balances of loans receivable. Average loans receivable increased $491.0 million, or 47.4%, from 2016 to 2017.

The growth in average loan balances was primarily the result of the following:

•	Greer Acquisition – On March 18, 2017, the Company acquired approximately $194.6 million of loans, net of purchase accounting adjustments.

•	First South Acquisition - On November 1, 2017, the Company acquired approximately $759.2 million of loans, net of purchase accounting adjustments.

•	Organic loan growth, excluding acquired loans, was $187.5 million.
46

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

The growth in average loan balances was primarily the result of the following:

•	Congaree Acquisition – On June 11, 2016, the Company acquired approximately $74.6 million of loans, net of purchase accounting adjustments, as part of the acquisition of Congaree.

•	Residential mortgage – In addition to selling a portion of its production, the Company has retained a portion of the mortgage production. Due to the emphasis to grow the residential mortgage portfolio, gross loans receivable within the one-to-four family portfolio have increased $66.5 million since December 31, 2015. This growth includes $12.6 million in loans acquired in the acquisition of Congaree.

•	Commercial lending – The Company continues to expand its commercial lending team by hiring additional loan officers in its Charleston and Myrtle Beach markets of South Carolina. The Company also has opened a branch in the upstate of South Carolina, and two branches in Wilmington, North Carolina. As a result, gross loans receivable within commercial real estate increased $103.7 million since December 31, 2015. This growth includes $31.4 million in loans acquired in the acquisition of Congaree.

•	Syndicated loans – The Company’s primary markets are generally concentrated in real estate lending and have provided limited opportunities to develop a Commercial and Industrial (“C&I”) loan portfolio. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase C&I loans originated in other markets to retain in the loan portfolio. These loans typically have terms of seven years and generally are tied to a floating rate index such as LIBOR or prime. To effectively manage this line of lending business, the Company hired an experienced senior lending executive in 2014 with relevant experience to lead and manage this area of the loan portfolio and retained a consulting firm that specializes in syndicated loans. Syndicated loans have grown $7.9 million since December 31, 2015. As of December 31, 2016, the syndicated loan portfolio outstanding was $91.5 million and is grouped within commercial business loans. The Company’s policy currently limits the syndicated loan portfolio not to exceed 75% of the Bank’s Tier 1 regulatory capital. As of December 31, 2016, the Moody’s weighted average credit facility rating of the syndicated loan portfolio was Ba2, with no credit rated less than B2.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the years ended December 31, 2017, 2016 and 2015. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net capitalized loan costs and fees amortized into interest income on loans.

	For The Years Ended December 31,
	2017			2016			2015
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate	Balance	Earned	Rate	Balance	Earned	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$23,199	885	3.81%	28,779	1,000	3.47%	38,536	1,472	3.82%
Loans receivable (1)	1,526,109	78,415	5.14%	1,035,115	50,137	4.84%	827,787	39,548	4.78%
Interest-bearing cash	31,715	350	1.10%	29,644	75	0.25%	14,362	36	0.25%
Securities available-for-sale	504,555	14,836	2.90%	327,516	9,057	2.73%	286,812	7,621	2.62%
Securities held-to-maturity	—	—	0.00%	7,089	217	3.06%	19,513	555	2.84%
Federal Home Loan Bank stock	11,032	496	4.50%	7,884	374	4.74%	7,684	328	4.27%
Other investments	2,108	105	4.98%	2,657	54	2.03%	3,448	44	1.28%
Total interest-earning assets	2,098,718	95,087	4.53%	1,438,684	60,914	4.23%	1,198,142	49,604	4.14%
Non-earning assets	207,949			98,970			105,260

Total assets	$2,306,667			1,537,654			1,303,402

Interest-bearing liabilities:
Demand accounts	319,190	817	0.26%	151,704	235	0.15%	163,982	199	0.12%
Money market accounts	374,770	1,747	0.47%	274,774	808	0.29%	235,283	457	0.19%
Savings accounts	89,598	170	0.19%	44,646	59	0.13%	38,303	50	0.13%
Certificates of deposit	622,424	6,653	1.07%	485,942	4,870	1.00%	395,131	3,661	0.93%
Short-term borrowed funds	176,169	1,888	1.07%	92,332	509	0.55%	113,968	331	0.29%
Long-term debt	58,539	1,978	3.38%	77,210	2,272	2.94%	57,380	1,906	3.32%
Total interest-bearing liabilities	1,640,690	13,253	0.81%	1,126,608	8,753	0.78%	1,004,047	6,604	0.66%
Noninterest-bearing deposits	355,105			240,622			179,960
Other liabilities	29,995			19,139			17,499
Stockholders’ equity	280,877			151,285			101,896

Total liabilities and Stockholders’ equity	$2,306,667			1,537,654			1,303,402

Net interest spread			3.72%			3.45%			3.48%
Net interest margin	3.90%			3.63%			3.59%

Net interest margin (tax equivalent) (2)	4.02%			3.71%			3.68%
Net interest income		81,834			52,161			43,000

 (1) Average balances of loans include nonaccrual loans.

(2) The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

2017 compared to 2016

Our net interest margin was 3.90%, and 4.02% on a tax equivalent basis, for the twelve months ended December 31, 2017 compared to 3.63%, and 3.71% on a tax equivalent basis, for 2016. The increase in net interest margin during 2017 as compared to the prior year was driven primarily by an increase in yield on interest-earning assets due to a higher percentage of assets comprised of loans receivable as compared to the prior period. Average loans receivable comprised 72.7% of earnings assets for the year ended December 31, 2017 compared to 71.9% for the year ended December 31, 2016. In addition, accretion earned on acquired loans totaled $4.3 million in 2017 compared to $814,000 in 2016. Also, the Federal Reserve increased interest rates 25 basis points each on December 15, 2016, March 16, 2017, June 15, 2017, and December 14, 2017. At December 31, 2017 and 2016, variable rate loans comprised 34.8% and 38.7% of the loan portfolio, respectively. Our average interest-earning assets increased by $660.0 million during 2017 and our interest income increased $34.2 million. As previously stated, the increase in interest income is primarily related to the increase in loans receivable.

Our interest expense increased $4.5 million during 2017 as compared to the year ended 2016 while our average interest-bearing liabilities increased $514.1 million. The increase in interest expense is primarily related to the organic growth in average balances of deposits as well as deposits acquired with the acquisition of Greer and First South. In addition, as the Federal Reserve increased interest rates in during 2017, our interest costs related to borrowings and deposits also increased.

Our net interest spread was 3.72% for the year ended December 31, 2017 as compared to 3.45% for the same period in 2016. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 3 basis point increase in rate on our interest-bearing liabilities offset by the 30 basis point increase on yield of interest-earning assets, resulted in a 27 basis point increase in our net interest spread for the 2017 period.

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

	For The Years Ended December 31,
	2017 vs. 2016				2016 vs. 2015
	Increase (decrease)			Net	Increase (decrease)			Net
	due to		Rate/	Dollar	due to		Rate/	Dollar
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
	(In thousands)
Loans held for sale	$(213)	79	19	(115)	$(339)	(99)	(34)	(472)
Loans receivable, net	25,229	4,496	(1,447)	28,278	10,042	684	(137)	10,589
Interest-bearing cash	23	270	(18)	275	39	1	—	40
Securities available-for-sale	5,206	883	(310)	5,779	1,126	354	(44)	1,436
Securities held-to-maturity	—	—	(217)	(217)	(380)	15	27	(338)
FHLB stock	141	(27)	8	122	9	37	(1)	45
Other investments	(27)	62	16	51	(16)	20	6	10
Interest income	30,359	5,763	(1,949)	34,173	10,481	1,012	(183)	11,310

Demand accounts	$429	323	(169)	583	$(19)	51	4	36
Money market accounts	466	645	(172)	939	116	274	(39)	351
Savings accounts	85	52	(26)	111	8	1	—	9
Certificates of deposit	1,459	415	(91)	1,783	910	368	(69)	1,209
Short-term borrowed funds	898	917	(436)	1,379	(119)	241	56	178
Long-term debt	(631)	255	81	(295)	584	(293)	75	366
Interest expense	$2,706	2,607	(813)	4,500	$1,480	642	27	2,149
Net interest income				29,673				9,161
50

	For the Years Ended December 31,
	2015 vs. 2014
	Increase (decrease)			Net
	due to		Rate/	Dollar
	Volume	Rate	Volume	Change
	(In thousands)
Loans held for sale	$266	(58)	11	219
Loans receivable, net	10,255	(1,040)	269	9,484
Interest-bearing cash	(22)	2	1	(19)
Securities available-for-sale	2,121	417	(116)	2,422
Securities held-to-maturity	(137)	(154)	(38)	(329)
FHLB stock	117	82	(29)	170
Other investments	19	(33)	15	1
Interest income	12,619	(784)	113	11,948

Demand accounts	$60	(57)	17	20
Money market accounts	43	(65)	6	(16)
Savings accounts	18	(9)	3	12
Certificates of deposit	777	115	(24)	868
Short-term borrowed funds	211	39	(25)	225
Long-term debt	(373)	223	43	(107)
Interest expense	$736	246	20	1,002
Net interest income				10,946

Provision for Loan Loss

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our Statements of Operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

Following is a summary of the activity in the allowance for loan losses during the years ended December 31, 2017, 2016 and 2015.

	For the Years
	Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$10,688	10,141	9,035
Provision for loan losses	779	—	—
Loan charge-offs	(272)	(264)	(1,230)
Loan recoveries	283	811	2,336
Balance, end of period	$11,478	10,688	10,141

2017 compared to 2016

The allowance for loan losses was $11.5 million, or 0.49% of total loans (0.84% of total non-acquired loans), at December 31, 2017, compared to $10.7 million, or 0.91% of total loans (1.01% of total non-acquired loans) at December 31, 2016. The Company experienced net recoveries of $11,000 during 2017 compared to net recoveries of $547,000 during 2016. Asset quality remained steady, with nonperforming assets to total assets of 0.20% as of December 31, 2017 compared to 0.40% as of December 31, 2016. Provision for loan loss for 2017 was $779,000. No provision expense was recorded during 2016 due to the sustained low level of non-performing assets (“NPAs”) as well as the net recoveries experienced.

2016 compared to 2015

The allowance for loan losses was $10.7 million, or 0.91% of total loans (1.01% of total non-acquired loans), at December 31, 2016, compared to $10.1 million, or 1.10% of total loans (1.18% of total non-acquired loans) at December 31, 2015. The Company experienced net recoveries of $547,000 during 2016 compared to net recoveries of $1.1 million during 2015. Asset quality remained steady, with nonperforming assets to total assets of 0.40% as of December 31, 2016 compared to 0.47% as of December 31, 2015. No provision expense was recorded during 2016 or 2015 due to the sustained low level of NPAs as well as the net recoveries experienced.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2017, 2016, and 2015, noninterest income comprised 26.3%, 32.4% and 35.8%, respectively, of total interest and noninterest income. The major components of noninterest income for the Company are listed below:

	For the Years
	Ended December 31,
	2017	2016	2015
	(In thousands)
Noninterest income:
Mortgage banking income	$15,140	17,226	17,417
Deposit service charges	4,643	3,688	3,496
Net loss on extinguishment of debt	—	(1,868)	(1,251)
Net gain on sale of securities	933	706	1,493
Fair value adjustments on interest rate swaps	382	590	(1,111)
Net increase in cash value life insurance	1,116	902	726
Mortgage loan servicing income	6,790	5,748	5,313
Other	4,912	2,305	1,596
Total noninterest income	$33,916	29,297	27,679

2017 compared to 2016

Noninterest income increased $4.6 million to $33.9 million for the year ended December 31, 2017 compared to $29.3 million for the year ended December 31, 2016.

The following table provides a summary of mortgage banking income from the bank’s retail “Community banking” operation and Crescent Mortgage Company’s “Wholesale mortgage banking”. Mortgage banking income consists primarily of gain on sale of loans and related fees as well as fair value changes in derivatives related to the mortgage company.

	For the Year Ended December 31,
	Loan Originations		Mortgage Banking Income		Margin
	2017	2016	2017	2016	2017	2016
Additional segment information:
Community banking	$86,732	97,062	2,009	2,063	2.32%	2.13%
Wholesale mortgage banking	824,282	875,360	13,131	15,163	1.59%	1.73%
Total	$911,014	972,422	15,140	17,226	1.66%	1.77%

Originations for 2017 were comprised of approximately 74% in purchase transactions and 26% in refinance transactions. This compares to 67% originations from purchase transactions and 33% from refinance transactions for 2016.

Deposit service charge income increased $955,000 to $4.6 million for the year ended December 31, 2017 from $3.7 million for the year ended December 31, 2016. The slight increase in deposit service charge income is a result of the increase in deposits acquired with the acquisitions Greer and Congaree as well as the Company’s sustained efforts to grow checking accounts.

For the year ended December 31, 2016, the Company incurred a $1.9 million loss on extinguishment of debt primarily as a result of the prepayment of a FHLB borrowing. During the fourth quarter of 2016, the Company repaid a $20.0 million advance with a 4% fixed interest rate and a remaining term of approximately 4.1 years.

During the year ended December 31, 2017, the Company recognized net gain on sale of available-for-sale securities of $933,000 compared to gain on sale of securities during year ended December 31, 2016 of $706,000.

The fair value adjustment on interest rate swaps increased noninterest income by $382,000 for the year ended December 31, 2017 compared to an increase in noninterest income of $590,000 for the year ended December 31, 2016. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The Company uses standalone interest rate swaps to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches.

Other noninterest income increased $2.6 million to $4.9 million for the year ended December 31, 2017 compared to $2.3 million for the year ended December 31, 2016. The increase in other non-interest income is primarily related to an increase in debit card and ATM surcharge income resulting from the increase in checking accounts from organic growth and acquisitions.

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

	For the Year Ended December 31,
	Loan Originations		Mortgage Banking Income		Margin
	2016	2015	2016	2015	2016	2015
Additional segment information:
Community banking	$97,062	73,591	2,063	1,656	2.13%	2.25%
Wholesale mortgage banking	875,360	986,650	15,163	15,761	1.73%	1.60%
Total	$972,422	1,060,241	17,226	17,417	1.77%	1.64%

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

During the year ended December 31, 2016, the Company recognized net gain on sale of available-for-sale securities of $706,000 compared to gain on sale of securities during year ended December 31, 2015 of $1.5 million.

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

Other noninterest income increased $709,000 to $2.3 million for the year ended December 31, 2016 compared to $1.6 million for the year ended December 31, 2015. The increase in other non-interest income is primarily related to in an increase in debit card and ATM surcharge income resulting from the increase in checking accounts from organic growth and acquisitions.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$37,827	31,475	28,629
Occupancy and equipment	10,347	7,942	7,228
Marketing and public relations	1,417	1,428	1,434
FDIC insurance	721	702	698
Recovery of mortgage loan repurchase losses	(900)	(1,000)	(1,000)
Legal expense	507	306	407
Other real estate (income) expense, net	54	(20)	138
Mortgage subservicing expense	1,986	1,857	1,634
Amortization of mortgage servicing rights	2,966	2,312	1,986
Merger related expenses	8,301	3,245	—
Other	10,219	7,793	8,045
Total noninterest expense	$73,445	56,040	49,199

2017 compared to 2016

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased $17.4 million to $73.4 million for the year ended December 31, 2017 compared to $56.0 million for the year ended December 31, 2016. The increase in noninterest expense for 2017 compared to the prior periods is primarily a result of the increase in salaries and employee benefits paid as well as merger related expenses incurred as a result of the acquisitions of Greer and First South.

Salaries and employee benefits increased $6.3 million to $37.8 million for the year ended December 31, 2017 compared to $31.5 million for the year ended December 31, 2016. Occupancy and equipment increased $2.4 million to $10.3 million for the year ended December 31, 2017 compared to $7.9 million for the year ended December 31, 2016.

The increase in salaries and employee benefits as well as occupancy and equipment from year to year are primarily a result of the personnel and occupancy costs associated with the acquisitions of Greer and First South.

Merger related expenses totaled $8.3 million for the year ended December 31, 2017 and were primarily related to the acquisitions of Greer and First South.

Other noninterest expense increased $2.4 million to $10.2 million for the year ended December 31, 2017. Included in noninterest expense is core deposit intangible amortization of $1.0 million and $407,000, respectively for the years ended December 31, 2017 and 2016.

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

Salaries and employee benefits increased $2.9 million to $31.5 million for the year ended December 31, 2016 compared to $28.6 million for the year ended December 31, 2015. Occupancy and equipment increased $714,000 to $7.9 million for the year ended December 31, 2016 compared to $7.2 million for the year ended December 31, 2015.

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

Offsetting the increase in noninterest expense was a decline in expenses associated with other real estate as well as a negative provision for mortgage loan repurchase losses. Other real estate expenses, net declined as a result of the reduction in other real estate balances and write-downs in 2017 compared to 2016. The negative provision for mortgage loan repurchase losses is the result of continued low repurchase request as well as a change a change in the regulatory framework concerning repurchase requests. For further discussion regarding the provision for mortgage loan repurchase losses, see the “Reserve For Mortgage Repurchase Losses”.

Income Tax Expense

2017 compared to 2016

Our effective tax rate increased to 31.2% for the year ended December 31, 2017 compared to 30.9% for the year ended December 31, 2016.

The 2017 Tax Cuts and Jobs Act (“2017 Tax Act’) was signed into law by the President on Friday, December 22, 2017. The changes that most affect businesses include the reduction in the corporate tax rate, change in business deductions, and many international provisions. Generally accepted accounting principles require the effect of a change in tax law or rates be recognized as of the date of enactment. The Company’s net income for the year ended December 31, 2017 was reduced by approximately $239,000, primarily due to a lower valuation of deferred income taxes.

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

At December 31, 2017, the $743.2 million in our investment securities portfolio, excluding FHLB stock and other investments, represented approximately 21.1% of our assets. Our available-for-sale investment portfolio primarily included US agency securities, municipal securities, mortgage-backed securities (agency and non-agency), collateralized loan obligations and trust preferred securities with a fair value of $743.2 million and an amortized cost of $737.0 million for an unrealized gain of $6.2 million.

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

The amortized costs and the fair value of our investments are as follows:

	At December 31,
	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$240,904	247,350	92,792	93,212	60,603	62,475
US government agencies	11,983	12,008	3,438	3,386	7,015	7,096
Collateralized loan obligations	128,080	128,643	76,202	76,249	38,957	38,758
Corporate securities	6,891	7,006	474	491	—	—
Mortgage-backed securities:
Agency	243,075	243,595	90,477	90,986	112,608	113,855
Non-agency	94,834	95,125	63,628	63,864	75,415	75,536
Total mortgage-backed securities	337,909	338,720	154,105	154,850	188,023	189,391
Trust preferred securities	11,208	9,512	11,203	7,164	11,374	8,754
Total securities available-for-sale	$736,975	743,239	338,214	335,352	305,972	306,474

Securities held-to-maturity:
Municipal securities	$—	—	—	—	17,053	17,965
Trust preferred securities	—	—	—	—	—	—
Total securities held-to- maturity	$—	—	—	—	17,053	17,965

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

	At December 31, 2017
	Less than 12 Months		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale:
Municipal securities	$2,349	2.61%	2,114	1.75%	45,805	2.56%	197,082	2.96%	247,350	2.88%
US government agencies	—	0.00%	1,001	2.07%	11,007	1.48%	—	0.00%	12,008	1.53%
Collateralized loan obligations	—	0.00%	—	—	32,347	3.24%	96,296	3.07%	128,643	3.11%
Corporate securities	—	0.00%	1,982	3.23%	5,024	4.24%	—	0.00%	7,006	3.95%
Mortgage-backed securities:
Agency	—	0.00%	9,255	2.30%	27,971	2.57%	206,369	2.91%	243,595	2.85%
Non-agency	—	0.00%	84	4.15%	—	0.00%	95,041	3.35%	95,125	3.35%
Total mortgage-backed securities	—	0.00%	9,339	2.32%	27,971	2.57%	301,410	3.05%	338,720	2.99%
Trust preferred securities	—	0.00%	—	—	—	—	9,512	1.28%	9,512	1.28%
Total securities available-for-sale	$2,349	2.61%	14,436	2.34%	122,154	2.71%	604,300	3.00%	743,239	2.94%

For disclosures related to the Company’s evaluation of securities for OTTI, see Note 4 “Securities” within Item 8. “Financial Statements and Supplementary Data.”

Non-marketable investments are comprised of the following and are recorded at cost which approximates fair value since no readily available market exists for these securities.

	At December 31,
	2017	2016
	(In thousands)
Community Reinvestment Act fund	$2,330	1,303
Investment in Statutory Business Trusts	1,116	465
Total other investments	3,446	1,768

Federal Home Loan Bank stock	19,065	11,072
Total non-marketable investments	$22,511	12,840

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Before allowance for loan losses, loans outstanding at December 31, 2017 and 2016 were $2.3 billion and $1.2 billion, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of December 31, 2017, our loan portfolio included $2.0 billion, or 85.6%, of total loans secured by real estate. As of December 31, 2016, our loan portfolio included $1.0 billion, or 85.6%, of total loans secured by real estate. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. The Bank’s primary markets are generally concentrated in real estate lending. In order to diversify our lending portfolio, the Bank began a syndicated loan program during 2014. Broadly syndicated loan balances were $75.0  million and $91.5 million as of December 31, 2017 and 2016, respectively, and are grouped within commercial business loans in the table below.

As shown in the table below, loans excluding the allowance for loan losses, increased $1.1 billion to $2.3 billion at December 31, 2017 from $1.2 billion at December 31, 2016. The increase in loans receivable primarily relates to the Bank’s focus on growing residential mortgage, commercial lending, and syndicated loans as well as the loans acquired in the acquisitions of Greer and First South. See additional discussion regarding the increase in loans during 2017 in “Results of Operations – Net Interest Income and Margin”.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At December 31,
	2017		2016		2015
		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$665,774	28.70%	411,399	34.91%	344,928	37.38%
Home equity	90,141	3.89%	36,026	3.06%	23,256	2.52%
Commercial real estate	933,820	40.26%	445,344	37.80%	341,658	37.03%
Construction and development	294,793	12.71%	115,682	9.82%	91,362	9.90%
Consumer loans	19,990	0.86%	5,714	0.48%	5,179	0.56%
Commercial business loans	315,010	13.58%	164,101	13.93%	116,340	12.61%
Total gross loans receivable	2,319,528	100.00%	1,178,266	100.00%	922,723	100.00%
Less:
Allowance for loan losses	11,478		10,688		10,141
Total loans receivable, net	$2,308,050		1,167,578		912,582
	At December 31,
	2014		2013
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$253,364	32.59%	183,638	33.80%
Home equity	27,399	3.53%	23,342	4.30%
Commercial real estate	317,162	40.81%	247,867	45.62%
Construction and development	91,531	11.78%	60,104	11.06%
Consumer loans	5,650	0.73%	2,815	0.52%
Commercial business loans	82,051	10.56%	25,546	4.70%
Total gross loans receivable	777,157	100.00%	543,312	100.00%
Less:
Allowance for loan losses	9,035		8,091
Total loans receivable, net	$768,122		535,221

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At December 31, 2017
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$21,081	122,079	522,614	665,774
Home equity	9,438	16,962	63,741	90,141
Commercial real estate	95,651	576,559	261,610	933,820
Construction and development	105,761	146,429	42,603	294,793
Consumer loans	3,135	14,517	2,338	19,990
Commercial business loans	64,900	157,377	92,733	315,010
Total gross loans receivable	$299,966	1,033,923	985,639	2,319,528

Loans maturing - after one year:
Variable rate loans				$616,487
Fixed rate loans				1,403,075
				$2,019,562

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2017 and 2016, we had no acquired non-credit impaired loans or nonacquired loans 90 days past due and still accruing.

Loans under ASC 310-30 are considered performing and are not included in nonperforming assets in the table above. At December 31, 2017, we had $1.9 million of credit impaired loans under ASC 310-30 that were 90 days past due and still accruing. At December 31 2016, there were no credit impaired loans under ASC 310-30 that were 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets, excluding purchased credit impaired loans, at the end of the periods indicated.

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$1,140	1,227	1,136	58	7,641
Nonaccrual loans-other	2,793	4,398	3,166	2,376	3,438
Accruing loans 90 days or more delinquent	—	—	—	—	—
Real estate acquired through foreclosure, net	3,106	1,179	2,374	3,239	6,273
Total Non-Performing Assets	$7,039	6,804	6,676	5,673	17,352

Problem Assets not included in Non-Performing Assets-
Accruing renegotiated loans outstanding	$5,324	5,216	13,212	14,251	16,367

At December 31, 2017, nonperforming assets were $7.0 million, or 0.20% of total assets, and nonperforming loans were $3.9 million, or 0.17% of gross loans. Comparatively, at December 31, 2016, nonperforming assets were $6.8 million, or 0.40% of total assets, and nonperforming loans were $5.6 million, or 0.48% of gross loans. Nonaccrual loans decreased to $3.9 million at December 31, 2017 from $5.6 million at December 31, 2016.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $5.3 million, or 0.23% of total gross loans at December 31, 2017, compared to $5.2 million, or 0.44% of gross loans at December 31, 2016. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans for fiscal 2017 and 2016 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The allowance for loan losses was $11.5 million, or 0.49% of total loans (.84% of total non-acquired loans), at December 31, 2017, compared to $10.7 million, or .91% of total loans (1.01% of total non-acquired loans) at December 31, 2016. Loans acquired in business combinations totaled $962.3 million and $119.4 million at December 31, 2017 and 2016, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk as discussed above.

The table below shows a reconciliation of acquired and non-acquired loans and allowance for loan losses to non-acquired loans:

	At December 31,
	2017	2016
Acquired and non-acquired loans:
Acquired loans receivable	$952,220	119,422
Non-acquired loans receivable	1,367,308	1,058,844
Total loans receivable	$2,319,528	1,178,266
% Acquired	41.05%	10.14%

Non-acquired loans	$1,367,308	1,058,844
Allowance for loan losses	$11,478	10,688
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.84%	1.01%

Total loans receivable	$2,319,528	1,178,266
Allowance for loan losses	$11,478	10,688
Allowance for loan losses to total loans receivable	0.49%	0.91%
61

The Company experienced net recoveries of $11,000 during 2017 compared to net recoveries of $547,000 during 2016. Asset quality remained steady, with nonperforming assets to total assets of 0.20% as of December 31, 2017 compared to 0.40% at December 31, 2016. Provision expense for 2017 was $779,000. No provision for loan loss was recorded in 2016 due to the sustained low level of NPAs as well as the net recoveries experienced.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2017.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$10,688	10,141	9,035	8,091	9,520
Provision for loan losses	779	—	—	—	(860)
Loan charge-offs:
Loans secured by real estate:
One-to-four family	253	(84)	(1,050)	(80)	(168)
Home equity	—	—	—	—	(28)
Commercial real estate	—	—	—	(28)	(269)
Construction and development	—	—	(90)	(172)	(765)
Consumer loans	19	(53)	(20)	(24)	(35)
Commercial business loans	—	(127)	(70)	(59)	(410)
Total loan charge-offs	272	(264)	(1,230)	(363)	(1,675)
Loan recoveries:
Loans secured by real estate:
One-to-four family	4	464	576	158	438
Home equity	3	—	150	—	1
Commercial real estate	31	—	350	100	126
Construction and development	81	76	479	457	110
Consumer loans	45	24	38	71	53
Commercial business loans	119	247	743	521	378
Total loan recoveries	283	811	2,336	1,307	1,106
Net loan recoveries (charge-offs)	11	547	1,106	944	(569)
Balance, end of period	$11,478	10,688	10,141	9,035	8,091

Allowance for loan losses as a percentage of loans receivable (end of period)	0.49%	0.91%	1.10%	1.16%	1.49%
Net (recoveries) charge-offs to average loans receivable	0.00%	(0.05)%	(0.13)%	(0.15)%	0.11%
62

The following table summarizes an allocation of the allowance for loan losses and the related percentage of loans outstanding in each category for the five years ended December 31, 2017.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loans receivable:
One-to-four family	$2,719	28.70%	2,636	34.91%	2,903	37.23%	2,888	32.48%	2,472	33.81%
Home equity	168	3.89%	197	3.06%	151	2.52%	221	3.54%	231	4.30%
Commercial real estate	3,986	40.26%	3,344	37.80%	3,402	37.10%	3,283	40.85%	2,855	45.61%
Construction and development	1,201	12.71%	1,132	9.82%	1,138	9.94%	1,069	11.82%	1,418	11.06%
Consumer loans	79	0.86%	80	0.48%	27	0.56%	30	0.73%	42	0.52%
Commercial business loans	2,840	13.58%	2,805	13.93%	2,100	12.65%	1,430	10.58%	339	4.70%
Unallocated	485	—	494	—	420	—	114	—	734	—
Total	$11,478	100.00%	10,688	100.00%	10,141	100.00%	9,035	100.00%	8,091	100.00%

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

At December 31, 2017, the Company was servicing $2.9 billion of loans for others, an increase from $2.2 billion at December 31, 2016.

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

In aggregate, the net servicing asset had a balance of $21.0 million and $15.0 million at December 31, 2017 and 2016, respectively. The economic estimated fair value of the mortgage servicing rights was $26.0 million and $21.0 million at December 31, 2017 and 2016, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the years ended December 31, 2017 and 2016 respectively:

	December 31,
	2017	2016
	(In thousands)
MSR beginning balance	$15,032	11,433
Amount capitalized	6,061	5,911
Amount acquired	2,876	—
Amount amortized	(2,966)	(2,312)
MSR ending balance	$21,003	15,032

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

The following table demonstrates the activity for the mortgage repurchase reserve for the years ended December 31, 2017, 2016, and 2015:

	December 31,
	2017	2016	2015
	(In thousands)
Beginning Balance	$2,880	3,876	4,999
Losses paid	(88)	(21)	(165)
Recoveries	—	25	42
Recovery for mortgage repurchase losses	(900)	(1,000)	(1,000)
Ending balance	$1,892	2,880	3,876

The Company recorded a negative provision for mortgage repurchases losses of $900,000 for the year ended December 31, 2017. For the years ended December 31, 2016 and December 31, 2015, the Company recorded a negative provision for mortgage repurchase losses of $1 million.

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

Deposits and Other Interest-Bearing Liabilities

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At December 31, 2017, deposits totaled $2.6 billion, an increase of $1.3 billion from deposits of $1.3 billion at December 31, 2016. The increase in deposits is a result of the Company’s continued efforts to organically grow our retail branches as well as the acquired deposits associated with the acquisitions with Greer and First South. As of December 31, 2017, the deposits associated with the Greer and First South acquisitions totaled $151.3 million and $687.5 million respectively.

The Company established a deposit relationship with its mortgage subservicing provider whereby the subservicer deposited funds. As of December 31, 2017 and 2016, these funds were $25.7 million and $21.8 million, respectively. These funds are included in interest-bearing demand accounts within deposits.

Our retail deposits represented $2.5 billion, or 95.1% of total deposits at December 31, 2017, while our out-of-market, or brokered deposits and institutional certificate of deposits, represented $126.6 million, or 4.9% of our total deposits. At December 31, 2016, retail deposits represented $1.1 billion, or 88.7% of total deposits at December 31, 2016, while our out-of-market, or brokered deposits and institutional certificate of deposits, represented $142.6 million, or 11.3% of our total deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Years Ended December 31,
	2017		2016		2015
		Average		Average		Average
	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$319,190	0.26%	151,704	0.15%	163,982	0.12%
Money market accounts	374,770	0.47%	274,774	0.29%	235,283	0.19%
Savings accounts	89,598	0.19%	44,646	0.13%	38,303	0.13%
Certificates of deposit less than $100,000	220,742	0.92%	266,808	0.92%	236,461	0.89%
Certificates of deposit of $100,000 or more	401,682	1.10%	219,134	1.10%	158,670	0.98%
Total interest-bearing average deposits	1,405,982	0.67%	957,066	0.62%	832,699	0.52%

Noninterest-bearing deposits	355,105		240,622		179,960
Total average deposits	$1,761,087		1,197,688		1,012,659

The maturity distribution of our time deposits of $100,000 or more is as follows:

	At December 31,
	2017	2016
	(In thousands)

Three months or less	$52,139	29,031
Over three through six months	33,455	15,523
Over six through twelve months	97,555	57,539
Over twelve months	113,668	124,327
Total certificates of deposits	$296,817	226,420

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the years ended December 31, 2017, 2016, and 2015, and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

		Stated	Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the year ended December 31, 2017	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$340,500	0.87%-2.71%	338,000	176,169	1.07%

Long-term borrowed funds
Long-term FHLB advances, due 2019 through 2020	40,000	1.05%-1.98%	52,000	35,357	2.33%
Subordinated debentures, due 2032 through 2037	32,259	3.11%-4.75%	32,259	23,182	4.97%

		Stated	Maximum
		Period	Month	Average for the
	Ending	End	End	Period
	Balance	Rate	Balance	Balance	Rate
At or for the year ended December 31, 2016	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$203,000	0.49%-1.20%	203,000	92,332	0.55%

Long-term borrowed funds
Long-term FHLB advances, due 2018 through 2019	23,000	1.11%-1.32%	88,000	61,745	2.70%
Subordinated debentures, due 2032 through 2034	15,465	3.93%-4.00%	15,465	15,465	3.90%

		Stated	Maximum
		Period	Month	Average for the
	Ending	End	End	Period
At or for the year ended December 31, 2015	Balance	Rate	Balance	Balance	Rate
	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$120,000	0.28%-0.64%	147,500	113,840	0.29%
Subordinated debenture, due 2015	—	—	300	125	2.71%
Other short-term borrowings	—	—	—	3	0.73%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	88,000	0.35%-4.00%	88,000	41,276	3.26%
Subordinated debentures, due 2017 through 2020	—	—	1,275	639	2.54%
Subordinated debentures, due 2032 through 2034	15,465	3.38%-3.75%	15,465	15,465	3.53%

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

Lines of credit with the FHLB are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At December 31, 2017 the Company had FHLB advances of $380.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $328.6 million. No securities were pledged for these advances at December 31, 2017.

Lines of credit with the Federal Reserve Bank of Richmond (“FRB”) are based on collateral pledged. The Company has pledged approximately $334.5 million of certain non-mortgage commercial, acquisition and development, and lot loan portfolios under blanket lien agreements to the FRB. At December 31, 2017, the Company had lines available with the FRB for $199.4 million. At December 31, 2017 and 2016, the Company had no FRB advances outstanding.

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

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at December 31, 2017 and 2016 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2017
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$328,511	12.42%	152,145	5.750%	185,220	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	359,654	13.59%	191,835	7.250%	224,910	8.500%	N/A	N/A
Total capital (to risk weighted assets)	371,133	14.03%	244,755	9.250%	277,830	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	359,654	12.38%	116,198	4.000%	116,198	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	355,024	13.43%	152,035	5.750%	185,086	7.000%	171,865	6.50%
Tier 1 capital (to risk weighted assets)	355,024	13.43%	191,696	7.250%	224,747	8.500%	211,527	8.00%
Total capital (to risk weighted assets)	366,503	13.86%	244,578	9.250%	277,629	10.500%	264,408	10.00%
Tier 1 capital (to total average assets)	355,024	12.21%	116,312	4.000%	116,312	4.000%	145,390	5.00%

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2016
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$157,876	12.87%	62,859	5.125%	85,857	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	172,876	14.09%	81,257	6.625%	104,254	8.500%	N/A	N/A
Total capital (to risk weighted assets)	183,564	14.97%	105,788	8.625%	128,785	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	172,876	10.49%	65,911	4.000%	65,911	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	169,222	13.81%	62,811	5.125%	85,791	7.000%	79,663	6.50%
Tier 1 capital (to risk weighted assets)	169,222	13.81%	81,195	6.625%	104,174	8.500%	98,046	8.00%
Total capital (to risk weighted assets)	179,910	14.68%	105,706	8.625%	128,686	10.500%	122,558	10.00%
Tier 1 capital (to total average assets)	169,222	10.30%	65,701	4.000%	65,701	4.000%	82,126	5.00%

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2017, 2016, and 2015.

	For the Years Ended December 31,
	2017	2016	2015

Return on average assets	1.24%	1.14%	1.11%
Return on average equity	10.17%	11.61%	14.15%
Average equity to average assets ratio	12.18%	9.84%	7.82%

The following table provides the amount of dividends and payout ratios (dividends declared divided by net income) for the years ended December 31, 2017, 2016, and 2015.

	For the Years Ended December 31,
	2017	2016	2015

Shareholder dividends declared	$2,920,000	$1,616,000	$1,142,000
Dividend payout ratios	10.22%	9.20%	10.29%

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

At December 31, 2017, we had issued commitments to extend credit of approximately $422.1 million through various types of lending arrangements. There were 52 standby letters of credit included in the commitments for $4.4 million. Fixed rate commitments were $136.5 million and variable rate commitments were $289.5 million.

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

As of December 31, 2017, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Downward movements do not appear to be applicable due to the low interest rate environment experienced during 2016 and 2017. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest Rate Scenario		Annualized Hypothetical Percentage
Change	Prime Rate	Change in Net Interest Income
-2.00%	2.50%	-9.30%
-1.00%	3.50%	-3.70%
0.00%	4.50%	0.00%
1.00%	5.50%	0.40%
2.00%	6.50%	0.70%
3.00%	7.50%	0.90%

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

The derivative positions of the Company at December 31, 2017 and 2016 are as follows:

	At December 31,
	2017		2016
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$644	45,000	421	30,000
Non-hedging derivatives:
Interest rate swaps	964	50,000	532	20,000
Mortgage loan interest rate lock commitments	890	98,584	1,113	117,439
Mortgage loan forward sales commitments	305	23,401	153	94,001
Total derivative assets	$2,803	216,985	2,219	261,440

Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	$95	5,000	195	10,000
Mortgage-backed securities forward sales commitments	61	75,000	147	22,784
Total derivative liabilities	$156	80,000	342	32,784

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

As of December 31, 2017, the Company had three outstanding interest rate derivatives with a notional value of $45.0 million that were designated as cash flow hedges of interest rate risk with a weighted average remaining term of 6.43 years.

In the event that the forecasted transaction was no longer be probable, the Company would recognize a gain of $644,000 directly into earnings, the current fair value, as of December 31, 2017.

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2017. Operating lease obligations of $28.2 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 14 of the audited consolidated financial statements. Trust Preferred subordinated debentures reflect the contractual principal owed excluding purchase accounting fair value adjustments.

		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Advances from FHLB	$226,000	203,000	23,000	—	—
Interest rate swap - cash flow hedge derivative	45,000	—	—	15,000	30,000
Interest rate swap - non-hedging derivative	55,000	—	30,000	10,000	15,000
Subordinated debentures issued to
Carolina Financial Capital Trust I, due 2032	5,155	—	—	—	5,155
Subordinated debentures issued to
Carolina Financial Capital Trust II, due 2034	10,310	—	—	—	10,310
Subordinated debentures issued to
Greer Capital Trust I, due 2034	6,186	—	—	—	6,186
Subordinated debentures issued to
Greer Capital Trust II, due 2037	5,155	—	—	—	5,155
Subordinated debentures issued to
FSB Preferred Trust I, due 2033	10,310	—	—	—	10,310
Operating lease obligations	28,218	2,327	4,500	3,581	17,810
Total	$391,334	205,327	57,500	28,581	99,926

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Carolina Financial Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carolina Financial Corporation and its subsidiary (the "Company") as of December 31, 2017, and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedules (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting under PCAOB standards. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2010.

Greenville, South Carolina

March 16, 2018

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2017	2016
ASSETS	(In thousands)
Cash and due from banks	$25,254	$9,761
Interest-bearing cash	55,998	14,591
Cash and cash equivalents	81,252	24,352
Securities available-for-sale (cost of $736,975 at December 31, 2017 and $338,214 at December 31, 2016)	743,239	335,352
Federal Home Loan Bank stock, at cost	19,065	11,072
Other investments	3,446	1,768
Derivative assets	2,803	2,219
Loans held for sale	35,292	31,569
Loans receivable, net of allowance for loan losses of $11,478 at December 31, 2017 and $10,688 at December 31, 2016	2,308,050	1,167,578
Premises and equipment, net	61,407	37,054
Accrued interest receivable	11,992	5,373
Real estate acquired through foreclosure, net	3,106	1,179
Deferred tax assets, net	2,436	8,341
Mortgage servicing rights	21,003	15,032
Cash value life insurance	57,195	28,984
Core deposit intangible	19,601	3,658
Goodwill	127,592	4,266
Other assets	21,538	5,939
Total assets	$3,519,017	$1,683,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$525,615	$229,905
Interest-bearing deposits	2,079,314	1,028,355
Total deposits	2,604,929	1,258,260
Short-term borrowed funds	340,500	203,000
Long-term debt	72,259	38,465
Derivative liabilities	156	342
Drafts outstanding	7,324	6,223
Advances from borrowers for insurance and taxes	3,005	1,058
Accrued interest payable	1,126	327
Reserve for mortgage repurchase losses	1,892	2,880
Dividends payable to stockholders	1,051	502
Accrued expenses and other liabilities	11,394	9,489
Total liabilities	3,043,636	1,520,546
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 authorized at December 31, 2017 and December 31, 2016; no shares issued or outstanding	—	—
Common stock, par value $.01; 25,000,000 shares authorized at December 31, 2017 and December 31, 2016; 21,022,202 and 12,548,328 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	210	125
Additional paid-in capital	348,037	66,156
Retained earnings	123,537	98,451
Accumulated other comprehensive income (loss)	3,597	(1,542)
Total stockholders’ equity	475,381	163,190
Total liabilities and stockholders’ equity	$3,519,017	$1,683,736

See accompanying notes to consolidated financial statements.
75

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2017	2016	2015
	(In thousands, except share data)
Interest income
Loans	$79,300	51,137	41,020
Investment securities	14,941	9,274	8,176
Dividends from Federal Home Loan Bank stock	496	374	328
Federal Funds sold	7	5	—
Other interest income	343	124	80
Total interest income	95,087	60,914	49,604
Interest expense
Deposits	9,387	5,972	4,367
Short-term borrowed funds	1,888	509	331
Long-term debt	1,978	2,272	1,906
Total interest expense	13,253	8,753	6,604
Net interest income	81,834	52,161	43,000
Provision for loan losses	779	—	—
Net interest income after provision for loan losses	81,055	52,161	43,000
Noninterest income
Mortgage banking income	15,140	17,226	17,417
Deposit service charges	4,643	3,688	3,496
Net loss on extinguishment of debt	—	(1,868)	(1,251)
Net gain on sale of securities	933	706	1,493
Fair value adjustments on interest rate swaps	382	590	(1,111)
Net increase in cash value life insurance	1,116	902	726
Mortgage loan servicing income	6,790	5,748	5,313
Other	4,912	2,305	1,596
Total noninterest income	33,916	29,297	27,679

Noninterest expense
Salaries and employee benefits	37,827	31,475	28,629
Occupancy and equipment	10,347	7,942	7,228
Marketing and public relations	1,417	1,428	1,434
FDIC insurance	721	702	698
Recovery of mortgage loan repurchase losses	(900)	(1,000)	(1,000)
Legal expense	507	306	407
Other real estate (income) expense, net	54	(20)	138
Mortgage subservicing expense	1,986	1,857	1,634
Amortization of mortgage servicing rights	2,966	2,312	1,986
Merger related expenses	8,301	3,245	—
Other	10,219	7,793	8,045
Total noninterest expense	73,445	56,040	49,199
Income before income taxes	41,526	25,418	21,480
Income tax expense	12,961	7,848	7,060
Net income	$28,565	17,570	14,420
Earnings per common share:
Basic	$1.75	1.45	1.51
Diluted	$1.73	1.42	1.48
Average common shares outstanding:
Basic	16,317,501	12,080,128	9,537,358
Diluted	16,550,357	12,352,246	9,718,356

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years
	Ended December 31,
	2017	2016	2015
	(In thousands)

Net income	$28,565	17,570	14,420

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	10,047	(3,681)	(939)
Tax effect	(3,620)	1,322	338

Reclassification adjustment for gains included in earnings	(933)	(706)	(1,493)
Tax effect	334	252	537

Unrealized gains on interest rate swaps designated as cash flow hedges	223	241	180
Tax effect	(80)	(87)	(65)

Transfer from held-to-maturity to available-for-sale securities	—	1,023	1,604
Tax effect	—	(368)	(580)

Accretion of unrealized losses on held-to-maturity securities previously recognized in other comprehensive income	—	—	151
Tax effect	—	—	(55)
Other comprehensive loss, net of tax	5,971	(2,004)	(322)

Comprehensive income	$34,536	15,566	14,098

See accompanying notes to consolidated financial statements.
77

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2014	9,717,043	$97	23,194	69,625	784	93,700
Issuance of common stock, net of offering expenses	2,262,296	23	32,133	—	—	32,156
Stock awards	37,491	—	—	—	—	—
Vested stock awards surrendered in cashless exercise	(7,289)	—	(42)	(44)	—	(86)
Stock options exercised	14,016	—	70	—	—	70
Excess tax benefit in connection with equity awards	—	—	189	—	—	189
Stock-based compensation expense, net	—	—	874	—	—	874
Net income	—	—	—	14,420	—	14,420
Dividends declared to stockholders	—	—	—	(1,142)	—	(1,142)
Other comprehensive income, net of tax	—	—	—	—	(322)	(322)
Balance, December 31, 2015	12,023,557	120	56,418	82,859	462	139,859
Stock awards	39,056	—	—	—	—	—
Vested stock awards surrendered in cashless exercise	(26,555)	—	(120)	(362)	—	(482)
Stock options exercised	3,360	—	27	—	—	27
Stock issued - Congaree Bancshares, Inc. merger	508,910	5	8,545	—	—	8,550
Excess tax benefit in connection with equity awards	—	—	15	—	—	15
Stock-based compensation expense, net	—	—	1,271	—	—	1,271
Net income	—	—	—	17,570	—	17,570
Dividends declared to stockholders	—	—	—	(1,616)	—	(1,616)
Other comprehensive loss, net of tax	—	—	—	—	(2,004)	(2,004)
Balance, December 31, 2016	12,548,328	125	66,156	98,451	(1,542)	163,190
Issuance of common stock, net of offering expenses	1,807,143	18	47,653	—	—	47,671
Stock awards	113,768	1	107	—	—	108
Vested stock awards surrendered in cashless exercise	(59,700)	—	(398)	(1,391)	—	(1,789)
Stock options exercised	600	—	10	—	—	10
Stock issued - Greer Bancshares, Inc. merger	1,789,523	18	54,205	—	—	54,223
Stock issued - First South Bancorp, Inc. merger	4,822,540	48	178,646	—	—	178,694
Stock-based compensation expense, net	—	—	1,658	—	—	1,658
Net income	—	—	—	28,565	—	28,565
Dividends declared to stockholders	—	—	—	(2,920)	—	(2,920)
Other comprehensive loss, net of tax	—	—	—	—	5,971	5,971
Reclassification of AOCI due to statutory tax rate change	—	—	—	832	(832)	—
Balance, December 31, 2017	21,022,202	$210	348,037	123,537	3,597	475,381

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$28,565	17,570	14,420
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	779	—	—
Deferred income tax expense (benefit)	8,226	800	(307)
Amortization of unearned discount/premiums on investments, net	3,856	3,039	3,416
Accretion of deferred loan fees	(1,279)	(674)	(955)
Accretion of acquired loans	(4,286)	(814)	—
Amortization of core deposit intangibles	1,037	407	343
Gain on sale of available-for-sale securities, net	(933)	(706)	(1,493)
Mortgage banking income	(15,140)	(17,226)	(17,417)
Originations of loans held for sale	(909,627)	(972,422)	(1,060,241)
Proceeds from sale of loans held for sale	922,431	999,853	1,076,796
Loss on extinquishment of debt	—	1,868	1,251
Provision for mortgage loan repurchase losses	(900)	(1,000)	(1,000)
Mortgage loan losses paid, net of recoveries	(88)	4	(123)
Fair value adjustments on interest rate swaps	(382)	(590)	1,111
Stock-based compensation	1,658	1,271	874
Increase in cash surrender value of bank owned life insurance	(1,116)	(902)	(726)
Depreciation	2,756	1,972	1,778
(Gain) loss on disposals of premises and equipment	23	(1)	11
Gain on sale of real estate acquired through foreclosure	(33)	(88)	(10)
Write-down of real estate acquired through foreclosure	—	15	—
Originations of mortgage servicing assets	(6,061)	(5,911)	(3,238)
Amortization of mortgage servicing rights	2,966	2,312	1,986
(Increase) decrease in:
Accrued interest receivable	(6,619)	(754)	(705)
Other assets	(29,271)	(1,737)	416
Increase (decrease) in:
Accrued interest payable	799	(28)	21
Dividends payable to stockholders	549	141	118
Accrued expenses and other liabilities	(6,588)	2,365	(5,224)
Cash flows (used in) provided by operating activities	(8,678)	28,764	11,102

			Continued
79

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years
	Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(345,778)	(165,510)	(207,316)
Maturities, payments and calls	77,781	57,909	52,906
Proceeds from sales	173,727	99,113	105,840
Activity in held-to-maturity securities:
Purchases	—	—	(497)
Maturities, payments and calls	—	—	199
Increase in other investments	(37)	(29)	(973)
Increase in Federal Home Loan Bank stock	(6,400)	(804)	(4,514)
Increase in loans receivable, net	(182,467)	(180,077)	(144,812)
Purchase of premises and equipment	(7,002)	(3,714)	(3,329)
Proceeds from disposals of premises and equipment	—	1	34
Proceeds from sale of real estate acquired through foreclosure	660	3,898	2,182
Purchase of bank owned life insurance	(25)	(25)	(6,025)
Distribution of bank owned life insurance	—	—	175
Net cash received for acquisitions	122,320	3,668	—
Cash flows used in investing activities	(167,221)	(185,570)	(206,130)
Cash flows from financing activities:
Net increase in deposit accounts	83,230	137,407	67,338
Net increase in Federal Home Loan Bank advances	100,772	13,632	104,249
Principal repayment of subordinated debt	—	—	(1,575)
Net increase (decrease) in drafts outstanding	1,101	4,069	(1,166)
Net increase in advances from borrowers for insurance and taxes	1,947	417	28
Cash dividends paid on common stock	(2,371)	(1,475)	(781)
Proceeds from issuance of common stock	47,671	—	32,156
Net increase in excess tax benefit in connection with equity awards	439	454	189
Proceeds from exercise of stock options	10	27	70
Cash flows provided by financing activities	232,799	154,531	200,508
Net (decrease) increase in cash and cash equivalents	56,900	(2,275)	5,480
Cash and cash equivalents, beginning of year	24,352	26,627	21,147
Cash and cash equivalents, end of year	$81,252	24,352	26,627
Supplemental disclosure
Cash paid for:
Interest on deposits and borrowed funds	$12,454	8,759	6,583
Income taxes paid, net of refunds	11,521	7,101	7,160
Transfer of loans receivable to real estate acquired through foreclosure	2,554	2,630	1,307
Transfer of held-to-maturity securities to available-for-sale securities	—	16,955	12,652
Acquisitions:
Assets acquired, net of cash	$1,356,242	100,554	—
Liabilities assumed	1,345,119	92,203	—
Net (liabilities) assets	11,123	8,351	—
Goodwill and fair value acquisition adjustments	123,325	4,266	—

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Carolina Financial Corporation (“Carolina Financial” or the “Company”), incorporated under the laws of the State of Delaware, is a financial holding company with one wholly-owned subsidiary, CresCom Bank (the “Bank”). CresCom Bank operates five wholly-owned subsidiaries, Crescent Mortgage Company, Carolina Services Corporation of Charleston (“Carolina Services”), DTFS, Inc., CresCom Insurance, LLC and CresCom Leasing, LLC. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In consolidation, all material intercompany accounts and transactions have been eliminated. The results of operations of the businesses acquired in transactions accounted for as purchases are included only from the dates of acquisition. All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with the Company.

At December 31, 2017, statutory business trusts (“Trusts”) created or acquired by the Company had outstanding trust preferred securities with an aggregate par value of $36,000,000. The principal assets of the Trusts are $37,116,000 of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $1,116,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

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

On January 24, 2018, the Company declared a quarterly cash dividend of $0.05 per share payable on its common stock. The cash dividend will be payable on April 6, 2018 to stockholders of record as of March 16, 2018.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and due from banks and interest-bearing cash with banks. Substantially all of the interest-bearing cash at December 31, 2017 and 2016 consists of Federal Reserve Bank of Richmond (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) overnight deposits. Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. The Bank is required to maintain average balances on hand or with the FRB. There were no reserve requirements at December 31, 2017 or December 31, 2016.

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

Loans Held for Sale

The Company’s residential mortgage lending activities for sale in the secondary market are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgage loans and selling mortgage loans to investors under pre-existing commitments. Loans held for sale are recorded at fair value. Origination fees and costs are recognized in earnings at the time of origination for loans held for sale that are recorded at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as mortgage banking income in the Consolidated Statements of Operations.

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

To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as fair value hedges, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. If derivative instruments are designated as cash flow hedges, fair value adjustments related to the effective portion are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of cash flow hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income.

For additional discussion related to the determination of fair value related to derivative instruments, see Note 5.

Loans Receivable, Net

Loans that management has originated and has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any unearned income, charge-offs, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. The net amount of nonrefundable loan origination fees, commitment fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods that approximate a level yield or noninterest income when the loan is sold. Discounts and premiums on purchased loans are recognized in interest income over the estimated life of the loans using methods that approximate a level yield, or noninterest income when the loan is sold. Commercial loans and substantially all installment loans accrue interest on the unpaid balance of the loans.

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

Acquired credit impaired loans are initially recorded at a discount to recognize the difference in the fair value of the loans and the contractual balance. The discount includes a component to recognize the absolute difference between the contractual value and the amount expected to be collected (total cash flow) as well as a component to recognize the net present value of that future amount to be collected. The net present value component is accretable into income and, therefore, generates a yield on all acquired credit impaired loans, regardless of past due status. Therefore, acquired credit impaired loans are considered to be accruing. Acquired credit impaired loans that are greater than 90 days past due are placed into the greater than 90 days past due and still accruing category when analyzing the aging status of the loan portfolio. See Note 6 – Loans Receivable, Net for further detail.

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

In determining the Day 1 Fair Values of acquired loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carryover of any previously recorded allowance for loan losses and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment will be accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

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

Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial estimates are reclassified from nonaccretable difference to accretable yield and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses.

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

Guarantees

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, under the contractual terms of the agreement, if the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2017 and 2016, the Company had recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.

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

Positions taken by the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. The benefits of uncertain tax positions are initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain tax positions have been recorded. The Company’s federal income tax returns were not examined.

Interest and penalties on income tax uncertainties are classified within income tax expense in the statement of operations. There were no significant interest and penalties paid on income tax uncertainties during 2017 or 2016.

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

The following table presents activity in the reserve for mortgage loan repurchase losses:

	December 31,
	2017	2016	2015
	(In thousands)
Beginning Balance	$2,880	3,876	4,999
Losses paid	(88)	(21)	(165)
Recoveries	—	25	42
Recovery for mortgage repurchase losses	(900)	(1,000)	(1,000)
Ending balance	$1,892	2,880	3,876

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

Recently Issued Accounting Pronouncements

In May 2014 and August 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company’s revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of our revenues will not be affected. The Company is currently assessing our revenue contracts related to revenue streams that are within the scope of the standard. Our accounting policies will not change materially since the principles of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by our businesses. We have not identified material changes to the timing or amount of revenue recognition. Based on the updated guidance, we do anticipate changes in our disclosures associated with our revenues. We will provide qualitative disclosures of our performance obligations related to our revenue recognition and we continue to evaluate disaggregation for significant categories of revenue in the scope of the guidance. The Company will apply the guidance during the first quarter of 2018 using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

We expect to adopt the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have started an initial evaluation of our leasing contracts and activities. We have also started developing our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments (the December 31, 2017 future minimum lease payments were $28.2 million). We do not expect a material change to the timing of expense recognition, but we are early in the implementation process and will continue to evaluate the impact. We are evaluating our existing disclosures and may need to provide additional information as a result of adoption of the ASU.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018.

The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, we do not expect to elect that option. We are evaluating the impact of the ASU on our consolidated financial statements. We expect the ASU will result in an increase in the recorded allowance for loan losses given the change to estimated losses over the contractual life of the loans adjusted for expected prepayments. The majority of the increase results from longer duration portfolios. In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

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

In January 2017, the FASB issued guidance to clarify the definition of a business in the Business Combinations topic of the Accounting Standards Codification with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect this amendment to have a material effect of the financial statements.

In January 2017, the FASB amended the Goodwill and Other Intangibles topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removed Step 2 of the goodwill impairment test. The amount of goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirement for the technical corrections will be effect for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this amendment to have a material effect on its financial statements.

In March 2017, the FASB amended the requirements in the Compensation – Retirement Benefits topic of the Accounting Standards Codification related to the income statement presentation of the components of net period benefit cost for an entities sponsored defined benefit pension or other postretirement plans. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2017, the FASB amended the requirements in the Receivable – Nonrefundable Fees and Other Costs topic of the Accounting Standards Codification related to the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. The amendments will effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2017, the FASB amended the requirements in the Compensation – Stock Compensation topic of the Accounting Standards Codification related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2018, the FASB issued guidance related to the Income Statement – Reporting Comprehensive Income topic, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017. The guidance will be effective for all annual and interim periods beginning January 1, 2019, with early adoption permitted. The Company chose to early adopt the new standard for the year ended December 31, 2017, as allowed under the new standard. The amount of the reclassification for the Company was $832,000, as shown in the Consolidated Statements of Changes in Stockholders’ Equity.

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

NOTE 2 – BUSINESS COMBINATIONS

Acquisition of First South

On November 1, 2017, the Company acquired all of the common stock of First South Bancorp, Inc., the holding company for First South Bank, (“First South”). Under the terms of the merger agreement, each share of First South common stock was converted into 0.5064 shares of the Company's common stock.

The following table presents a summary of total consideration paid by the Company at the acquisition date (dollars in thousand).

Common stock issued (4,822,540 shares at $36.85 per share)	$177,711
Cash in lieu of fractional shares and fair value of stock options	983
Total consideration paid	$178,694

The assets acquired and liabilities assumed from First South were recorded at their fair value as of the closing date of the merger. Fair values were preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values became available. Goodwill of $90.3 million was recorded at the time of the acquisition. The following table summarizes the consideration paid by the Company in the merger with First South and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

November 1, 2017	As Reported by First South	Fair Value Adjustments		As Recorded by the Company
	(In thousands)
Assets
Cash and cash equivalents	$66,109	—		66,109
Securities available-for-sale	186,038	—		186,038
Federal Home Loan Bank stock	1,593	—		1,593
Loans held for sale	1,282	—		1,282
Loans receivable	783,779	(24,620	)(a)	759,159
Allowance for loan losses	(9,495)	9,495	(b)	—
Premises and equipment	10,761	1,500	(c)	12,261
Foreclosed assets	1,922	(556	)(d)	1,366
Core deposit intangible	1,410	11,090	(e)	12,500
Deferred tax asset, net	3,961	238	(f)	4,199
Other assets	33,552	(3,417	)(g)	30,135
Total assets acquired	$1,080,912	(6,270)		1,074,642

Liabilities
Deposits	$952,573	78	(h)	952,651
Borrowings	26,810	(1,439	)(i)	25,371
Other liabilities	8,515	(284	)(j)	8,231
Total liabilities assumed	$987,898	(1,645)		986,253
Net identifiable assets acquired over liabilities assumed				88,389
Total consideration paid				178,694
Goodwill				$90,305

Explanation of fair value adjustments:
(a)	Adjustment represents the amount necessary to adjust loans to their fair value due to interest rate and credit factors.
(b)	Adjustment reflects the elimination of First South’s historical allowance for loan losses.
(c)	Adjustment reflects fair value adjustments on acquired branch and administrative offices based from the Company’s assessment.
(d)	Adjustment reflects the impact of acquisition accounting fair value adjustments.
(e)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Company’s assessment.
(f)	Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(g)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other assets.
(h)	Adjustment represents the fair value adjustment due to interest rate factors.
(i)	Adjustment represents the fair value adjustment due to interest rate factors.
(j)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.

The table below summarizes the total contractually required principal and interest payments, management’s estimate of expected total cash payments and fair value of loans as of November 1, 2017 for purchased credit impaired (“PCI”) loans. Contractually required principal and interest payments have been adjusted for estimated payments.

Contractual principal and interest at acquisition	$70,031
Nonaccretable difference	6,226
Expected cash flows at acquisition	63,805
Accretable yield	2,513
Basis in PCI loans at acquisition - estimated fair value	$61,292

Acquisition of Greer Bancshares Incorporated

On March 18, 2017, the Company completed its acquisition of Greer Bancshares Incorporated (“Greer”), the holding company for Greer State Bank, pursuant to the Agreement and Plan of Merger, dated as of November 7, 2016. Under the terms of the merger agreement, each share of Greer common stock was converted into the right to receive $18.00 in cash or 0.782 shares of the Company's common stock, or a combination thereof, subject to certain limitations.

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

March 18, 2017	As Reported by Greer	Fair Value Adjustments		As Recorded by the Company
Assets	(In thousands)
Cash and cash equivalents	$42,187	—		42,187
Securities available-for-sale	121,374	—		121,374
Loans held for sale	105	—		105
Loans receivable	205,209	(10,559	)(a)	194,650
Allowance for loan losses	(3,198)	3,198	(b)	—
Premises and equipment	3,928	4,202	(c)	8,130
Foreclosed assets	42	—		42
Core deposit intangible	—	4,480	(d)	4,480
Deferred tax asset, net	3,831	(1,434	)(e)	2,397
Other assets	11,367	(241	)(f)	11,126
Total assets acquired	$384,845	(354)		384,491

Liabilities
Deposits	$310,866	200	(g)	311,066
Borrowings	43,712	(3,510	)(h)	40,202
Other liabilities	7,086	512	(i)	7,598
Total liabilities assumed	$361,664	(2,798)		358,866
Net identifiable assets acquired over liabilities assumed				25,625
Total consideration paid				58,645
Goodwill				$33,020

Explanation of fair value adjustments:
(a)	Adjustment represents the amount necessary to adjust loans to their fair value due to interest rate and credit factors.
(b)	Adjustment reflects the elimination of Greer’s historical allowance for loan losses.
(c)	Adjustment reflects fair value adjustments on acquired branch and administrative offices based on the Company’s assessment.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Company’s assessment.
(e)	Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(f)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other assets.
(g)	Adjustment represents the fair value adjustment due to interest rate factors.
(h)	Adjustment represents the fair value adjustment due to interest rate factors.
(i)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.

The following table presents additional information related to PCI loans acquired at March 18, 2017 (in thousands):

Contractual principal and interest at acquisition	$32,061
Nonaccretable difference	5,291
Expected cash flows at acquisition	26,770
Accretable yield	1,330
Basis in PCI loans at acquisition - estimated fair value	$25,440

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

	As Reported by Congaree	Fair Value Adjustments		As Recorded by the Company
Assets	(In thousands)
Cash and cash equivalents	$11,394	—		11,394
Securities available-for-sale	9,453	(59	)(a)	9,394
Loans	78,712	(4,111	)(b)	74,601
Allowance for loan losses	(1,112)	1,112	(c)	—
Premises and equipment	2,712	38	(d)	2,750
Foreclosed assets	1,710	(250	)(e)	1,460
Core deposit intangible	—	1,104	(f)	1,104
Deferred tax asset	1,813	915	(g)	2,728
Other assets	942	(152	)(h)	790
Total assets acquired	$105,624	(1,403)		104,221

Liabilities
Deposits	$89,227	98	(i)	89,325
Borrowings	2,500	—		2,500
Other liabilities	378	—		378
Total liabilities assumed	$92,105	98		92,203
Net assets acquired				12,018
Total consideration paid				16,284
Goodwill				$4,266

Explanation of fair value adjustments:
(a)	Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b)	Adjustment reflects the fair value adjustment based on the Company’s assessment.
(c)	Adjustment reflects the elimination of Congaree’s historical allowance for loan losses.
(d)	Adjustment reflects fair value adjustments on acquired branch and administrative offices based on the Company’s assessment.
(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the foreclosed assets.
(f)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Company’s assessment.
(g)	Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(h)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired other assets.
(i)	Adjustment reflects the fair value adjustment based on the Company’s assessment.

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

Supplemental Pro Forma Information

The operating results of the Company include the operating results of the acquired assets and assumed liabilities since the date of acquisitions of First South, Greer and Congaree. The disclosures regarding results of operations for First South, Greer and Congaree subsequent to their respective acquisition dates are omitted as this information is not practical to obtain. The Company converted Greer and Congaree in the quarter following the acquisition date. The First South conversion is expected to occur during the first quarter of 2018.

The table below presents unaudited supplemental pro forma information as if the First South, Greer and Congaree acquisitions had occurred at the beginning of the earliest period presented, which was January 1, 2015 and were included for all periods presented, except for Congaree which is already included in historical information for 2017. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $8.3 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively, are included in the Company’s Consolidated Statements of Operations and are not included in the pro forma statements below. There were no merger-related costs for the year ended December 31, 2015.

	For The Year Ended December 31,
	2017	2016	2015
	(In thousands, except share data)

Net interest income (a)	$122,739	$108,519	$98,455
Net income (a)	$43,435	$36,336	$29,124

Weighted average shares outstanding:
Basic (b)	20,724,990	18,917,650	16,658,791
Diluted (b)	20,957,846	19,189,768	16,839,789

Earnings per common share:
Basic	$2.10	$1.92	$1.75
Diluted	$2.07	$1.89	$1.73

(a)  Supplemental pro forma net income includes the impact of certain fair value adjustments. Supplemental pro forma net income does not include assumptions on cost saves or impact of merger related expenses.

(b) Weighted average shares outstanding include the full effect of the common stock issued in connection with the acquisitions as of the earliest reporting date.

In addition to the pre-tax merger-related costs included in the accompanying Consolidated Statements of Operations, the Company anticipates that it will incur an additional $15 million of merger-related expense in fiscal 2018 related to the First South merger related to employment agreements and vendor agreement terminations.

The Company may refine its valuations of acquired First South and Greer assets and liabilities for up to one year following the merger date. As of December 31, 2017, there have been no measurement period adjustments recognized during the reporting period.

NOTE 3 - CORE DEPOSIT INTANGIBLES

In connection with business combinations, the Company records core deposit intangibles, representing the value of the acquired core deposit base. As of December 31, 2017 and 2016, core deposit intangible was $19.6 million and $3.7 million, respectively. The estimated future amortization is subject to change to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful life of the core deposit intangibles.

Amortization expense (in thousands) for core deposit intangible is expected to be as follows.

Year 1	$3,139
Year 2	2,910
Year 3	2,682
Year 4	2,432
Year 5	2,200
Thereafter	6,088
Total	$19,451

Amortization expense of $1.0 million, $407,000, and $343,000 related to the core deposit intangible was recognized in 2017, 2016, and 2015 respectively.

NOTE 4 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments securities available-for-sale at December 31, 2017 and 2016 follows:

	At December 31,
	2017				2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$240,904	6,790	(344)	247,350	92,792	1,475	(1,055)	93,212
US government agencies	11,983	34	(9)	12,008	3,438	—	(52)	3,386
Collateralized loan obligations	128,080	581	(18)	128,643	76,202	138	(91)	76,249
Corporate securities	6,891	115	—	7,006	474	17	—	491
Mortgage-backed securities:
Agency	243,075	1,234	(714)	243,595	90,477	995	(486)	90,986
Non-agency	94,834	551	(260)	95,125	63,628	424	(188)	63,864
Total mortgage-backed securities	337,909	1,785	(974)	338,720	154,105	1,419	(674)	154,850
Trust preferred securities	11,208	1,132	(2,828)	9,512	11,203	545	(4,584)	7,164
Total	$736,975	10,437	(4,173)	743,239	338,214	3,594	(6,456)	335,352

During the second quarter of 2016, the Company tainted its securities held-to-maturity portfolio as a result of a change in the intent to hold these securities until maturity to provide opportunities to maximize its asset utilization. As a result, the securities were moved to available-for-sale resulting in an increase to accumulated other comprehensive income of $655,000 during 2016.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2017 follows:

	2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
One to five years	$16,790	16,785
Six to ten years	120,881	122,154
After ten years	599,304	604,300
Total	$736,975	743,239

The contractual maturity dates of the securities were used for this table. No estimates were made to anticipate principal repayments.

Sales of investment securities available-for-sale for the years ended December 31, 2017 and 2016 are as follows.

	For the Years
	Ended December 31,
	2017	2016
	(In thousands)
Proceeds	$173,727	99,113

Realized gains	1,519	1,003
Realized losses	(586)	(297)
Total investment securities gains, net	$933	706

At December 31, 2017, the Company has no securities pledged for FHLB advances.

At December 31, 2017, the Company has pledged securities with a market value of $178.2 million to secure public agency funds.

The gross unrealized losses and fair value of the Company’s investments available-for-sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 are as follows:

	At December 31, 2017
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$23,849	23,631	(218)	3,606	3,480	(126)	27,455	27,111	(344)
US government agencies	1,681	1,672	(9)	—	—	—	1,681	1,672	(9)
Collateralized loan obligations	23,000	22,982	(18)	—	—	—	23,000	22,982	(18)
Mortgage-backed securities:
Agency	107,501	107,011	(490)	17,484	17,260	(224)	124,985	124,271	(714)
Non-agency	21,874	21,704	(170)	9,889	9,799	(90)	31,763	31,503	(260)
Total mortgage-backed securities	129,375	128,715	(660)	27,373	27,059	(314)	156,748	155,774	(974)
Trust preferred securities	—	—	—	8,516	5,688	(2,828)	8,516	5,688	(2,828)
Total	$177,905	177,000	(905)	39,495	36,227	(3,268)	217,400	213,227	(4,173)

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

As of December 31, 2017, trust preferred securities had an amortized cost of $11.2 million and a fair value of $9.5 million. For each trust preferred security, impairment testing is performed on a quarterly basis using a detailed cash flow analysis.

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

As of December 31, 2017, $1.0 million of the pooled trust preferred securities were investment grade, $6.6 million were below investment grade, and $1.9 million were split-rated. As of December 31, 2016, $0.8 million of the pooled trust preferred securities were investment grade, $5.0 million were below investment grade and $1.4 million were split-rated. In terms of risk-based capital calculation, the Company allocates additional risk-based capital to the below investment grade securities.

At December 31, 2017 and 2016, the Company had 135 and 81, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, mortgage-backed securities (agency and non-agency), and trust preferred securities summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows as needed, and determined that no OTTI expense was necessary during 2017, 2016, or 2015.

Management believes that there are no additional securities other-than-temporarily impaired at December 31, 2017. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

The following table presents detail of non-marketable investments at December 31, 2017 and 2016.

	At December 31,
	2017	2016
	(In thousands)
Community Reinvestment Act fund	$2,330	1,303
Investment in Statutory Business Trusts	1,116	465
Total other investments	3,446	1,768

Federal Home Loan Bank stock	19,065	11,072
Total non-marketable investments	$22,511	12,840

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

The derivative positions of the Company at December 31, 2017 and December 31, 2016 are as follows:

	At December 31,
	2017		2016
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$644	45,000	421	30,000
Non-hedging derivatives:
Interest rate swaps	964	50,000	532	20,000
Mortgage loan interest rate lock commitments	890	98,584	1,113	117,439
Mortgage loan forward sales commitments	305	23,401	153	94,001
Total derivative assets	$2,803	216,985	2,219	261,440

Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	$95	5,000	195	10,000
Mortgage-backed securities forward sales commitments	61	75,000	147	22,784
Total derivative liabilities	$156	80,000	342	32,784

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

Interest Rate Swaps

The Company enters into interest rate swaps that do not meet the hedge accounting requirements and are recorded at fair value as a derivative asset or liability. Interest rate swaps that are not designated as hedges are primarily used to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches. Fair value changes are recognized in noninterest income as “fair value adjustment on interest rate swaps”. As of December 31, 2017, the Company had six outstanding stand-alone interest rate derivatives with a notional value of $55.0 million and a weighted average remaining term of 3.91 years.

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

As of December 31, 2017, the Company had three outstanding interest rate derivatives with a notional value of $45.0 million that were designated as cash flow hedges of interest rate risk with a weighted average remaining term of 6.43 years.

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

NOTE 6 - LOANS RECEIVABLE, NET

We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans, commercial leases, and consumer loans. Our customers are generally individuals and small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. We have focused our lending activities primarily on the professional market, including doctors, dentists, small business to medium-sized owners and commercial real estate developers.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval processes for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds the maximum senior officer’s lending authority, the loan request will be considered by the management loan committee, or MLC, which is comprised of five members, all of whom are part of the senior management team of the Bank. The MLC meets weekly to approve loans with total loan commitments exceeding $2.0 million. The loan authority of the MLC is equal to two-thirds of the legal lending limit of the Bank which is equivalent to the in-house loan limit. Total credit exposure above the in-house limit requires approval by the majority of the board of directors. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full Board of Directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

The following is a description of the risk characteristics of the material loan portfolio segments:

Residential Mortgage Loans and Home Equity Loans. We generally originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%. Loans over 80% LTV generally require private mortgage insurance. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend to build their home. The options available depend on whether the borrower intends to begin building within 12 months of the lot purchase or at an undetermined future date. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 10 years or less.

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

Our primary markets have provided limited opportunities for us to develop a commercial and industrial loan portfolio. The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company began a syndicated loan program in 2014 to purchase nationally syndicated commercial and industrial loans. These loans typically have terms of seven years and are generally tied to a floating rate index such as LIBOR or prime. To effectively manage this line of business, the Company hired an experienced senior lending executive with relevant experience to lead and manage this area of the loan portfolio. In addition, the Company engaged a consulting firm that specializes in syndicated loans to assist in monitoring performance analytics. As of December 31, 2017, there were approximately $75.0 million in broadly syndicated loans outstanding. Syndicated loans are grouped within commercial business loans below. The Bank began originating leases, primarily on equipment utilized for business purposes, as a result of the First South acquisition. Lease terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease.  Most leases provide 100% of the cost of the equipment and are secured by the leased equipment.  The Company requires the leased equipment to be insured and that we be listed as a loss payee and named as an additional insured on the insurance policy. We manage credit risk associated with our lease financing loan class based upon the dollar amount of the lease and the level of credit risk. We follow a formal review process which entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance. As of December 31, 2017, there were approximately $24.0  million in lease receivables outstanding. Lease receivables are grouped within commercial business loans below.

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

Loans receivable, net at December 31, 2017 and 2016 are summarized by category as follows:

	At December 31,		At December 31,
	2017		2016
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$665,774	28.70%	$411,399	34.91%
Home equity	90,141	3.89%	36,026	3.06%
Commercial real estate	933,820	40.26%	445,344	37.80%
Construction and development	294,793	12.71%	115,682	9.82%
Consumer loans	19,990	0.86%	5,714	0.48%
Commercial business loans	315,010	13.58%	164,101	13.93%
Total gross loans receivable	2,319,528	100.00%	1,178,266	100.00%
Less:
Allowance for loan losses	11,478		10,688
Total loans receivable, net	$2,308,050		$1,167,578
104

Loans receivable, net at December 31, 2017 and 2016 for purchased non-credit impaired loans and nonacquired loans are summarized by category as follows:

	At December 31,		At December 31,
	2017		2016
Purchased Non-Credit Impaired Loans		% of Total		% of Total
(ASC 310-20) and Nonacquired Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$654,597	29.21%	$405,807	35.05%
Home equity	89,961	4.01%	35,975	3.11%
Commercial real estate	891,469	39.77%	434,140	37.50%
Construction and development	287,437	12.83%	112,866	9.75%
Consumer loans	19,895	0.89%	5,677	0.49%
Commercial business loans	297,754	13.29%	163,214	14.10%
Total gross loans receivable	2,241,113	100.00%	1,157,679	100.00%
Less:
Allowance for loan losses	11,478		10,688
Total loans receivable, net	$2,229,635		$1,146,991

Loans receivable, net at December 31, 2017 and 2016 for purchased credit impaired loans are summarized by category as follows:

	At December 31,		At December 31,
	2017		2016
Purchased Credit Impaired		% of Total		% of Total
Loans (ASC 310-30):	Amount	Loans	Amount	Loans
	(Dollars in thousands)		(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$11,177	14.25%	$5,592	27.16%
Home equity	180	0.23%	51	0.25%
Commercial real estate	42,351	54.01%	11,204	54.42%
Construction and development	7,356	9.38%	2,816	13.68%
Consumer loans	95	0.12%	37	0.18%
Commercial business loans	17,256	22.01%	887	4.31%
Total gross loans receivable	78,415	100.00%	20,587	100.00%
Less:
Allowance for loan losses	—		—
Total loans receivable, net	$78,415		$20,587

Included in the loan totals at December 31, 2017 and 2016 were $962.3 million and $119.4 million, respectively, in purchased loans. No allowance for loan losses related to the purchased loans is recorded on the acquisition date because the fair value of the loans purchased incorporates assumptions regarding credit risk. Subsequent to the purchase date and after any credit discounts have been fully used, the methods utilized to estimate the required allowance for loan losses are the same as originated loans.

There are two methods to account for purchased loans as part of a business combination. Purchased loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds in accordance with ASC 310-30 and are considered purchased credit impaired (“PCI”) loans. All other purchased loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value in accordance with ASC 310-20.

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

At December 31, 2017, the outstanding balance and recorded investment of PCI loans was $93.8 million and $78.4 million, respectively. The Company had no PCI loans prior to 2017.

The table below presents changes in the value of PCI loans for the year ended December 31, 2017.

At December 31,
2017
(In thousands)

Balance at beginning of period	$—
Fair value of PCI loans	86,732
Net reductions for payments, foreclosures, and accretion	(8,317)
Change in the allowance for loan losses on PCI loans	—
Balance at end of period, net of allowance for loan losses on PCI loans	$78,415

The table below presents changes in the value of the accretable yield for PCI loans for the year ended December 31, 2017.

At December 31,
2017
(In thousands)

Accretable yield, beginning of period	$—
Additions	14,472
Accretion	(1,936)
Reclassification from nonaccretable balance, net	—
Other changes, net	—
Accretable yield, end of period	$12,536

 The composition of gross loans outstanding by rate type is as follows:

	At December 31,		At December 31,
	2017		2016
	(Dollars in thousands)

Variable rate loans	$807,748	34.82%	$455,589	38.67%
Fixed rate loans	1,511,780	65.18%	722,677	61.33%
Total gross loans outstanding	$2,319,528	100.00%	$1,178,266	100.00%

The following table presents activity in the allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	At December 31, 2017
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2017	$2,636	197	3,344	1,132	80	2,805	494	10,688
Provision for loan losses	332	(32)	611	(12)	(27)	(84)	(9)	779
Charge-offs	(253)	—	—	—	(19)	—	—	(272)
Recoveries	4	3	31	81	45	119	—	283
Balance at December 31, 2017	$2,719	168	3,986	1,201	79	2,840	485	11,478

	At December 31, 2016
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2016	$2,903	151	3,402	1,138	27	2,100	420	10,141
Provision for loan losses	(647)	46	(58)	(82)	82	585	74	—
Charge-offs	(84)	—	—	—	(53)	(127)	—	(264)
Recoveries	464	—	—	76	24	247	—	811
Balance at December 31, 2016	$2,636	197	3,344	1,132	80	2,805	494	10,688

	At December 31, 2015
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2015	$2,888	221	3,283	1,069	30	1,430	114	9,035
Provision for loan losses	489	(220)	(231)	(320)	(21)	(3)	306	—
Charge-offs	(1,050)	—	—	(90)	(20)	(70)	—	(1,230)
Recoveries	576	150	350	479	38	743	—	2,336
Balance at December 31, 2015	$2,903	151	3,402	1,138	27	2,100	420	10,141

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At December 31, 2017:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$64	29	—	—	—	16	—	109
Collectively evaluated for impairment	2,655	139	3,986	1,201	79	2,824	485	11,369
	$2,719	168	3,986	1,201	79	2,840	485	11,478

Loans receivable ending balances:
Individually evaluated for impairment	$3,435	108	4,811	318	26	285	—	8,983
Collectively evaluated for impairment	651,162	89,853	886,658	287,119	19,869	297,469	—	2,232,130
Purchased Credit-Impaired Loans	11,177	180	42,351	7,356	95	17,256	—	78,415
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	—	2,319,528

At December 31, 2016:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$27	29	92	—	—	9	—	157
Collectively evaluated for impairment	2,609	168	3,252	1,132	80	2,796	494	10,531
	$2,636	197	3,344	1,132	80	2,805	494	10,688

Loans receivable ending balances:
Individually evaluated for impairment	$4,668	108	5,247	507	24	267	—	10,821
Collectively evaluated for impairment	406,731	35,918	440,097	115,175	5,690	163,834	—	1,167,445
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	—	1,178,266

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories as of December 31, 2017 and 2016. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At and for the Year Ended December 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,725	2,846	—	2,134	80
Home equity	—	—	—	—	—
Commercial real estate	3,370	3,370	—	3,355	111
Construction and development	318	318	—	202	17
Consumer loans	26	26	—	18	1
Commercial business loans	113	114	—	41	4
	6,552	6,674	—	5,750	213

With an allowance recorded:
Loans secured by real estate:
One-to-four family	710	710	64	650	22
Home equity	108	108	29	108	—
Commercial real estate	1,441	1,441	—	1,466	82
Construction and development	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial business loans	172	172	16	188	10
	2,431	2,431	109	2,412	114

Total:
Loans secured by real estate:
One-to-four family	3,435	3,556	64	2,784	102
Home equity	108	108	29	108	—
Commercial real estate	4,811	4,811	—	4,821	193
Construction and development	318	318	—	202	17
Consumer loans	26	26	—	18	1
Commercial business loans	285	286	16	229	14
	$8,983	9,105	109	8,162	327
109

	At and for the Year Ended December 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$4,125	4,366	—	2,241	100
Home equity	—	—	—	—	—
Commercial real estate	4,011	4,011	—	3,896	217
Construction and development	507	507	—	496	1
Consumer loans	24	24	—	18	2
Commercial business loans	258	258	—	292	9
	8,925	9,166	—	6,943	329

With an allowance recorded:
Loans secured by real estate:
One-to-four family	543	543	27	553	19
Home equity	108	108	29	41	2
Commercial real estate	1,236	1,236	92	1,266	—
Construction and development	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial business loans	9	9	9	9	—
	1,896	1,896	157	1,869	21

Total:
Loans secured by real estate:
One-to-four family	4,668	4,909	27	2,794	119
Home equity	108	108	29	41	2
Commercial real estate	5,247	5,247	92	5,162	217
Construction and development	507	507	—	496	1
Consumer loans	24	24	—	18	2
Commercial business loans	267	267	9	301	9
	$10,821	11,062	157	8,812	350

	At and for the Year Ended December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,175	5,572	—	3,106	225
Home equity	—	28	—	59	32
Commercial real estate	10,681	11,226	—	11,003	698
Construction and development	25	1,863	—	225	1
Consumer loans	65	362	—	181	40
Commercial business loans	473	1,668	—	1,304	208
	14,419	20,719	—	15,878	1,204

With an allowance recorded:
Loans secured by real estate:
One-to-four family	793	793	15	522	25
Home equity	—	—	—	—	—
Commercial real estate	1,818	1,818	343	838	24
Construction and development	475	475	120	245	12
Consumer loans	—	—	—	—	—
Commercial business loans	9	9	9	66	3
	3,095	3,095	487	1,671	64

Total:
Loans secured by real estate:
One-to-four family	3,968	6,365	15	3,628	250
Home equity	—	28	—	59	32
Commercial real estate	12,499	13,044	343	11,841	722
Construction and development	500	2,338	120	470	13
Consumer loans	65	362	—	181	40
Commercial business loans	482	1,677	9	1,370	211
	$17,514	23,814	487	17,549	1,268

The Company was not committed to advance additional funds in connection with impaired loans as of December 31, 2017 or 2016.

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of December 31, 2017 and 2016.

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$8,139	1,350	1,358	2,328	108	366	13,649
60-89 days past due	1,025	109	421	—	129	185	1,869
90 days or more past due	2,580	117	689	2,482	21	59	5,948
Total past due	11,744	1,576	2,468	4,810	258	610	21,466
Current	654,030	88,565	931,352	289,983	19,732	314,400	2,298,062
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

	At December 31, 2017
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$7,874	1,319	1,112	2,315	108	366	13,094
60-89 days past due	1,000	109	421	—	129	185	1,844
90 days or more past due	1,894	108	689	1,297	21	59	4,068
Total past due	10,768	1,536	2,222	3,612	258	610	19,006
Current	643,829	88,425	889,247	283,825	19,637	297,144	2,222,107
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$265	31	246	13	—	—	555
60-89 days past due	25	—	—	—	—	—	25
90 days or more past due	686	9	—	1,185	—	—	1,880
Total past due	976	40	246	1,198	—	—	2,460
Current	10,201	140	42,105	6,158	95	17,256	75,955
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415
112

	At December 31, 2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$3,864	379	206	62	55	136	4,702
60-89 days past due	635	497	—	—	3	—	1,135
90 days or more past due	3,170	108	334	507	26	16	4,161
Total past due	7,669	984	540	569	84	152	9,998
Current	403,730	35,042	444,804	115,113	5,630	163,949	1,168,268
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

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

The following is a schedule of non-PCI loans receivable, by portfolio segment, on nonaccrual at December 31, 2017 and 2016.

	At December 31,	At December 31,
	2017	2016
Loans secured by real estate:	(In thousands)
One-to-four family	$1,927	3,256
Home equity	108	108
Commercial real estate	1,540	1,703
Construction and development	51	507
Consumer loans	22	27
Commercial business loans	313	24
	$3,961	5,625

There were no non-PCI loans past due 90 days or more and still accruing at December 31, 2017 or 2016.

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of December 31, 2017 and 2016.

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$658,031	89,919	898,328	287,491	19,817	296,038	2,249,624
Special Mention	4,086	30	28,670	4,201	35	12,339	49,361
Substandard	3,657	192	6,822	3,101	138	6,633	20,543
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

Performing	$663,161	90,024	932,280	293,557	19,968	314,697	2,313,687
Nonperforming:
90 days past due still accruing	686	9	—	1,185	—	—	1,880
Nonaccrual	1,927	108	1,540	51	22	313	3,961
Total nonperforming	2,613	117	1,540	1,236	22	313	5,841
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

	At December 31, 2017
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$652,508	89,853	887,458	286,857	19,785	295,470	2,231,931
Special Mention	—	—	2,526	79	—	2,067	4,672
Substandard	2,089	108	1,485	501	110	217	4,510
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113

Performing	$652,670	89,853	889,929	287,386	19,873	297,441	2,237,152
Nonperforming:
90 days past due still accruing	—	—	—	—	—	—	—
Nonaccrual	1,927	108	1,540	51	22	313	3,961
Total nonperforming	1,927	108	1,540	51	22	313	3,961
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113
114

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$5,523	66	10,870	634	32	568	17,693
Special Mention	4,086	30	26,144	4,122	35	10,272	44,689
Substandard	1,568	84	5,337	2,600	28	6,416	16,033
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415

Performing	$10,491	171	42,351	6,171	95	17,256	76,535
Nonperforming:
90 days past due still accruing	686	9	—	1,185	—	—	1,880
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	686	9	—	1,185	—	—	1,880
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415

	At December 31, 2016
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$407,612	35,903	442,323	114,751	5,683	162,235	1,168,507
Special Mention	438	15	1,318	424	19	1,849	4,063
Substandard	3,349	108	1,703	507	12	17	5,696
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

Performing	$408,143	35,918	443,641	115,175	5,687	164,077	1,172,641
Nonperforming:
Nonaccrual	3,256	108	1,703	507	27	24	5,625
Total nonperforming	3,256	108	1,703	507	27	24	5,625
Total loans receivable	$411,399	36,026	445,344	115,682	5,714	164,101	1,178,266

There were no purchased credit impaired loans under ASC 310-30 at December 31, 2016.

Activity in loans to officers, directors and other related parties for the years ended December 31, 2017 and 2016 is summarized as follows:

	At December 31,
	2017	2016
	(In thousands)

Balance at beginning of year	$14,034	11,867
New loans	11,066	15,062
Repayments	(12,198)	(12,895)
Balance at end of year	$12,902	14,034

In management’s opinion, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated person and generally do not involve more than the normal risk of collectability.

Loans serviced for the benefit of others under loan participation arrangements amounted to $4.2 million and $1.3 million at December 31, 2017 and 2016, respectively.

Troubled Debt Restructurings

There were two commercial real estate and one residential real estate loans designated as a troubled debt restructuring during the year ended December 31, 2017. All loans were designated as a troubled debt restructuring due to a change in payment structure. The pre-modification and post-modification recorded investment were $804,315.

There were two commercial real estate loans designated as a troubled debt restructuring during the year ended December 31, 2016. All loans were designated as a troubled debt restructuring due to a change in payment structure. The pre-modification and post-modification recorded investment were $196,000.

No loans restructured in the twelve months prior to December 31, 2017 or 2016 went into default during the period ended December 31, 2017 or 2016.

At December 31, 2017, there were $6.5 million in loans designated as troubled debt restructurings of which $5.3 million were accruing. At December 31, 2016, there were $6.4 million in loans designated as troubled debt restructurings of which $5.2 million were accruing.

NOTE 7 - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, 2017 and 2016 consists of the following:

	At December 31,
	2017	2016
	(In thousands)
Land	$15,093	10,139
Buildings	34,217	23,022
Furniture, fixtures and equipment	24,490	15,332
Construction in process	2,216	797
Total premises and equipment	76,016	49,290
Less: accumulated depreciation	(14,609)	(12,236)
Premises and equipment, net	$61,407	37,054

Depreciation expense included in operating expenses for the years ended December 31, 2017, 2016, and 2015 amounted to $2.8 million, $2.0 million, and $1.8 million, respectively. Construction in process, of approximately $2.2 million, primarily relates to converting acquired branches to the Company’s format and operating platform. There was no interest capitalized during fiscal year 2017 or 2016.

NOTE 8 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

Transactions in other real estate owned for the years ended December 31, 2017 and 2016 are summarized below:

	At December 31,
	2017	2016
	(In thousands)
Balance at beginning of year	$1,179	2,374
Additions	2,554	2,630
Sales	(627)	(3,810)
Write downs	—	(15)
Balance at end of year	$3,106	1,179

A summary of the composition of real estate acquired through foreclosure follows:

	At December 31,
	2017	2016
	(In thousands)
Real estate loans:
One-to-four family	$709	—
Construction and development	2,397	1,179
	$3,106	1,179

NOTE 9 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The value of mortgage servicing rights (“MSRs”) is included on the Company’s Consolidated Balance Sheets. The unpaid principal balances of loans serviced for others were $2.8 billion and $2.2 billion, respectively, at December 31, 2017 and 2016.

The economic estimated fair values of mortgage servicing rights were $26.3 million and $21.0 million, respectively, at December 31, 2017 and 2016.

The estimated fair value of servicing rights at December 31, 2017 was determined using a net servicing fee of 0.25%, discount rates ranging from 11.50% to 13.12%, constant prepayment rate (“CPR”) from 8.11% to 9.46%, depending upon the stratification of the specific servicing right, and a weighted average delinquency rate of 2.43% as determined by a third party. The estimated fair value of servicing rights at December 31, 2016 was determined using a net servicing fee of 0.26%, discount rates ranging from 12.01% to 13.01%, constant prepayment rate (“CPR”) from 6.87% to 7.60%, depending upon the stratification of the specific servicing right, and a weighted average delinquency rate of 1.55% as determined by a third party.

The following summarizes the activity in mortgage servicing rights, along with the aggregate activity in the related valuation allowances, for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
MSR beginning balance	$15,032	11,433
Amount capitalized	6,061	5,911
Amount acquired	2,876	—
Amount amortized	(2,966)	(2,312)
MSR ending balance	$21,003	15,032

There was no allowance for loss in fair value in mortgage servicing rights for the years ended December 31, 2017 and 2016.

Estimated amortization expense is presented below for the following subsequent years ended (in thousands):

Year 1	$3,712
Year 2	3,629
Year 3	3,383
Year 4	3,315
Year 5	2,883
After Year 5	4,081
Total	$21,003

The estimated amortization expense is based on current information regarding future loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

At December 31, 2017 and 2016, servicing related impound funds of approximately $34.1 million, and $33.7 million, respectively, representing both principal and interest due investors and escrows received from borrowers, are on deposit in custodial accounts and are included in noninterest-bearing deposits in the accompanying financial statements.

At December 31, 2017 and 2016, the Company had a blanket bond coverage of $10 million and an errors and omissions coverage of $10 million.

NOTE 10 - DEPOSITS

Deposits outstanding by type of account at December 31, 2017 and 2016 are summarized as follows:

	At December 31,
	2017	2016
	(In thousands)
Noninterest-bearing demand accounts	$525,615	229,905
Interest-bearing demand accounts	551,308	191,851
Savings accounts	213,142	48,648
Money market accounts	452,734	292,639
Certificates of deposit:
Less than $250,000	755,887	467,937
$250,000 or more	106,243	27,280
Total certificates of deposit	862,130	495,217
Total deposits	$2,604,929	1,258,260

The aggregate amount of brokered certificates of deposit was $99.2 million and $98.3 million at December 31, 2017 and 2016, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $39.1 million and $44.3 million at December 31, 2017 and 2016, respectively.

The amounts and scheduled maturities of certificates of deposit at December 31, 2017 and 2016 are as follows:

	At December 31,
	2017	2016
	(In thousands)
Maturing within one year	$493,525	255,429
Maturing one through three years	305,457	186,104
Maturing after three years	63,148	53,684
	$862,130	495,217
118

Included in the schedules above were deposits acquired in the acquisition of Greer in March 2017 and First South in November 2017. See Note 2 “Business Combinations” for further details regarding the balances of deposits assumed.

At December 31, 2017, the Company has pledged securities with a market value of $178.2 million to secure public agency funds.

NOTE 11 – SHORT-TERM BORROWED FUNDS

Short-term borrowed funds at December 31, 2017 and 2016 are summarized as follows:

	At December 31,
	2017		2016
	Balance	Stated Interest Rate	Balance	Stated Interest Rate
	(Dollars in thousands)
Short-term FHLB advances	$340,500	0.87%-2.71%	203,000	0.49%-1.20%
Total short-term borrowed funds	$340,500		203,000

Lines of credit with the FHLB are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements.

At December 31, 2017, the Company had total FHLB advances of $380.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $328.6 million. No securities were pledged for these advances at December 31, 2017.

Lines of credit with the Federal Reserve Bank of Richmond (“FRB”) are based on collateral pledged. The Company has pledged approximately $334.5 million of certain non-mortgage commercial, acquisition and development, and lot loan portfolios under blanket lien agreements to the FRB. At December 31, 2017, the Company had lines available with the FRB for $199.4 million. At December 31, 2017 and 2016, the Company had no FRB advances outstanding.

NOTE 12 – LONG-TERM DEBT

Long-term debt at December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017
	Balance	Stated Interest Rate
	(Dollars in thousands)
Long-term FHLB advances, due 2019 through 2020	$40,000	1.05%-1.98%
Subordinated debentures, due 2032 through 2037	32,259	3.11%-4.75%
Total long-term debt	$72,259

	December 31, 2016
	Balance	Stated Interest Rate
	(Dollars in thousands)
Long-term FHLB advances, due 2018 through 2019	$23,000	1.11%-1.32%
Subordinated debentures, due 2032 through 2034	15,465	3.93%-4.00%
Total long-term debt	$38,465
119

The following table presents the scheduled repayments of long-term debt as of December 31, 2017.

2018	$—
2019	28,000
2020	12,000
2021	—
2022	—
Thereafter	32,259
Total	$72,259

As of December 31, 2017, there were no principal amounts callable by the FHLB on advances.

At December 31, 2017, statutory business trusts (“Trusts”) created by the Company or acquired had outstanding trust preferred securities with an aggregate par value of $36.0 million, with a fair value of $32.3 million. The trust preferred securities have stated floating interest rates ranging from 3.11% to 4.75% at December 31, 2017 and maturities ranging from December 31, 2032 to January 30, 2037. The principal assets of the Trusts are $37.1 million of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $1.1 million of common securities to the Company.

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

NOTE 13 - INCOME TAXES

The 2017 Tax Cuts Jobs Act (“2017 Tax Act”) was signed into law by the President on December 22, 2017. The 2017 Tax Act reduced the corporate Federal tax rate from 35% to 21% effective January 1, 2018. Income tax expense for 2017 includes a revaluation of net deferred tax assets in the amount of $239,000, recorded as a result of the enactment of the 2017 Tax Act.

Income tax expense for the years ended December 31, 2017 and 2016 consists of the following:

	For the Years
	Ended December 31,
	2017	2016	2015
Current income tax expense	(In thousands)
Federal	$3,764	6,312	6,722
State	971	736	645
	4,735	7,048	7,367
Deferred income tax expense (benefit)
Federal	7,792	770	(307)
State	195	30	—
Deferred tax revaluation related to the 2017 Tax Act	239	—	—
	8,226	800	(307)
Total income tax expense	$12,961	7,848	7,060
120

A reconciliation from expected Federal tax expense to actual income tax expense for the years ended December 31, 2017 and 2016 using the base federal tax rates of 35% follows:

	For the Years
	Ended December 31,
	2017	2016	2015
	(In thousands)
Computed federal income taxes	$14,534	8,896	7,518
State income tax, net of federal benefit	758	424	391
Tax exempt interest	(1,667)	(778)	(731)
Stock based compensation	(1,514)	(471)	—
Deferred tax revaluation related to the 2017 Tax Act	239	—	—
Other, net	611	(223)	(118)
Total income tax expense	$12,961	7,848	7,060

The FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company early adopted the new guidance in the second quarter of 2016. A tax benefit of $1.5 million and $454,000 was recorded during the years ended December 31, 2017 and 2016 as a result of share awards vesting/exercised.

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2016:

	At December 31,
	2017	2016
Deferred tax assets:	(In thousands)
Loan loss reserve	$10,251	3,956
Unrealized loss on available-for-sale securities	—	1,049
Net operating loss and credit carryforwards	3,975	1,667
Reserve for mortgage repurchase losses	457	1,076
OREO write-downs	246	170
Stock based compensation	483	504
Loan fees	121	1,209
Other	91	1,502
	15,624	11,133
Valuation allowance	(958)	(402)
Total gross deferred tax assets	14,666	10,731
Deferred tax liabilities:
Depreciation	(2,905)	(1,714)
Core deposit intangible	(3,591)	(523)
Goodwill	(181)	—
Transaction costs	(2,411)	—
Unrealized gain on securities available-for-sale	(1,551)	—
Unrealized gain on interest rate swap	(146)	(153)
Other	(1,445)	—
Total gross deferred tax liabilities	(12,230)	(2,390)
Deferred tax assets, net	$2,436	8,341

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

121

A portion of the annual change in the net deferred income tax asset relates to unrealized gains and losses on debt and equity securities and interest rate swaps. The deferred income tax expense related to the unrealized gains and losses on debt and equity securities and interest rate swaps of $3.4 million and deferred income tax benefit of $1.1 million for the years ended December 31, 2017 and 2016, respectively, was recorded directly to stockholders’ equity as a component of accumulated other comprehensive income. The portion of the change in the tax associated with the accumulated comprehensive income that relates to the newly enacted tax rates was a benefit of $832,000 and was recorded to tax expense in the Consolidated Statement of Operations for the year ended December 31, 2017. The balance of the change in the net deferred tax asset of $8.0 million and $800,000 of deferred tax expense for the years ended December 31, 2017 and 2016 is reflected in the Consolidated Statement of Operations. The valuation allowances relate to state net operating loss carry-forwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. Tax returns for 2014 and subsequent years are subject to examination by taxing authorities. The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC Topic 740.

The Company has federal net operating losses of $3.6 million and $3.3 million at December 31, 2017 and 2016, respectively. These net operating losses expire at various times beginning in the year of 2028. The Company has state net operating losses of $16.8 million and $10.7 million at December 31, 2017 and 2016, respectively. These net operating losses expire at various times beginning in the year 2026. The Company has AMT credits of $2.1 million at December 31, 2017. There are no AMT credits at December 31, 2016. As a result of the First South Bancorp, Inc. and Greer Bancshares, Inc. ownership changes in 2017 and Congaree Bancshares, Inc. ownership change in 2016, Section 382 of the Internal Revenue Code places an annual limitation on the amount of federal net operating loss carryforwards which the Company may utilize. The Company expects all Section 382 limited carry-forwards to be realized within the applicable carryforward period.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease certain office facilities under non-cancellable operating lease agreements expiring on various dates through the year 2056. Some of these leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of the renewal options are dependent on future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

Future minimum lease payments (in thousands), by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms in excess of one year are as follows:

Year 1	$2,327
Year 2	2,315
Year 3	2,185
Year 4	1,830
Year 5	1,751
After Year 5	17,810
Total	$28,218

The Company’s rental expense for its office facilities for the years ended December 31, 2017, 2016, and 2015 totaled $1.4 million, $1.1 million, and $1.0 million, respectively.

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

122

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

The Company has adopted a 2013 Equity Incentive Plan under which an aggregate of 1,200,000 shares of common stock have been reserved for issuance by the Company. The plan provides for the grant of stock options, restricted stock and restricted stock unit awards to our officers, employees, directors, advisors, and consultants. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of the grant. The vesting period for both option grants, restricted stock grants, and restricted stock units will vary based on the timing of the grant. Awards that expire without issuance, forfeitures, shares used as partial payment to the Company for the purchase price of the award, or an award settled in cash, including for payroll taxes, are added back to the shares available to be awarded under the Plan. As of December 31, 2017 a total of 303,826 shares were remaining in the plan to be issued.

In connection with the merger of First South, the Company assumed the obligations of First South under the First South Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) and the First South Bancorp, Inc. 1997 Stock Option Plan (the “1997 Plan”). As a result, the Company registered an aggregate 463,812 shares of common stock related to these plans. At the date of acquisition, the 2008 Plan had 47,095 stock options outstanding with an additional 407,475 shares available to be awarded under the 2008 Plan. There were 9,242 options outstanding under the 1997 Plan. There are no additional shares available to be awarded under the 1997 Plan. All options under the 2008 Plan and 1997 Plan were fully vested at the time of the merger.

The expense recognition of employee stock option, restricted stock awards, and restricted stock units resulted in net expense of approximately $1.8 million, $1.3 million, and $874,000 during the twelve months ended December 31, 2017, 2016 and 2015, respectively.

Information regarding the 2017 grants as well as other relevant disclosure related to the share-based compensation plans of the Company is presented below.

Stock Options

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock splits.

123

	At and For the Years Ended December 31,
	2017		2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	238,180	$8.69	191,570	$6.61
Granted	22,990	30.90	49,970	16.60
Acquired in a merger	56,337	20.73	—	—
Exercised	(600)	16.19	(3,360)	8.02
Forfeited or expired	(4,525)	41.26	—	—
Outstanding at end of year	312,382	$12.01	238,180	$8.69

Options exercisable at end of year	236,911	$9.55	150,007	$5.27

The aggregate intrinsic value of 312,382 and 238,180 stock options outstanding at December 31, 2017 and 2016 was $7.9 million and $5.3 million, respectively. The aggregate intrinsic value of 236,911 and 150,007 stock options exercisable at December 31, 2017 and 2016 was $6.6 million and $3.8 million, respectively. Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.

Information pertaining to options outstanding at December 31, 2017 and 2016, is as follows:

	At December 31, 2017
	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$4.17	124,930	5.3	$4.17	124,930	$4.17
$8.14	10,127	4.2	8.14	10,127	8.14
$8.54	6,576	6.3	8.54	6,576	8.54
$9.97 - $11.02	12,660	3.8	10.72	12,660	10.72
$11.58 - $12.88	58,796	6.7	11.65	40,295	11.69
$15.82 - $16.83	54,781	8.0	16.56	20,801	16.49
$20.97 - $21.54	10,635	1.6	21.21	10,635	21.21
$30.90	22,990	9.1	30.90	—	—
$34.10 - $38.03	5,570	0.6	36.24	5,570	36.24
$42.28 - $42.56	5,317	0.1	42.36	5,317	42.36
	312,382	5.9	$12.01	236,911	$9.55

	At December 31, 2016
	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$4.17	124,930	6.3	$4.17	124,930	$4.17
$8.54	6,576	7.3	8.54	6,576	8.54
$11.58	55,504	8.1	11.58	18,501	11.58
$16.19	1,200	8.6	16.19	—	—
$16.56	41,970	9.1	16.56	—	—
$16.83	8,000	9.2	16.83	—	—
	238,180	7.3	$8.69	150,007	$5.27
124

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period. The following weighted-average assumptions were used in valuing options issued during 2017 and 2016:

	2017	2016
Dividend yield	1%	1%
Expected life	6 years	6 years
Expected volatility	32%	37%
Risk-free interest rate	2.17%	1.59%

As of December 31, 2017, there was $254,000 of total unrecognized compensation cost related to non-vested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.5 years as of December 31, 2017.

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

Nonvested restricted stock for the year ended December 31, 2017 and 2016 is summarized in the following table. All information has been retroactively adjusted for stock splits.

	At and For the Years Ended December 31,
	2017		2016
		Weighted		Weighted
		Average		Average
		Grant- Date		Grant- Date
Restricted stock grants	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	211,907	$7.55	285,805	$5.87
Granted	93,556	33.67	40,056	17.30
Vested	(167,461)	20.61	(112,954)	6.69
Forfeited	(3,700)	28.93	(1,000)	14.71
Nonvested at December 31	134,302	$28.40	211,907	$7.55
125

The vesting schedule of these shares as of December 31, 2017 is as follows:

Shares
2018	39,882
2019	30,996
2020	56,067
2021	4,643
2022	2,714
Thereafter	—
134,302

As of December 31, 2017, there was $2.7 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.9 years as of December 31, 2017.

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

Nonvested RSUs for the year ended December 31, 2017 is summarized in the following table.

	At and For the Years Ended
	December 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Grant- Date		Grant- Date
Restricted stock units	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	20,170	$16.31	24,912	$11.58
Granted	18,773	30.90	20,170	16.31
Vested	(18,870)	16.31	(24,912)	11.58
Forfeited	(2,800)	24.13	—	—
Nonvested at December 31	17,273	$30.90	20,170	$16.31

As of December 31, 2017, there was $145,000 of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.1 years as of December 31, 2017.

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

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2017 and 2016 are as follows:

	At December 31, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$25,254	25,254	25,254	—	—
Interest-bearing cash	55,998	55,998	55,998	—	—
Securities available-for-sale	743,239	743,239	—	733,727	9,512
Federal Home Loan Bank stock	19,065	19,065	—	—	19,065
Other investments	3,446	3,446	—	—	3,446
Derivative assets	2,803	2,803	1,608	1,195	—
Loans held for sale	35,292	35,292	—	35,292	—
Loans receivable, net	2,308,050	2,311,088	—	—	2,311,088
Accrued interest receivable	11,992	11,992	—	11,992	—
Mortgage servicing rights	21,003	26,255	—	—	26,255

Financial liabilities:
Deposits	2,604,929	2,597,826	—	2,597,826	—
Short-term borrowed funds	340,500	339,870	—	339,870	—
Long-term debt	72,259	71,859	—	71,859	—
Derivative liabilities	156	156	95	61	—
Accrued interest payable	1,126	1,126	—	1,126	—

The carrying amount and estimated fair value of the Company’s off-balance sheet financial instruments at December 31, 2017 and 2016 are as follows:

	At December 31,
	2017		2016
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(In thousands)
Commitments to extend credit	$422,065	—	$111,446	—
Standby letters of credit	4,449	—	2,248	—

In determining appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

	At December 31, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$9,761	9,761	9,761	—	—
Interest-bearing cash	14,591	14,591	14,591	—	—
Securities available-for-sale	335,352	335,352	—	328,188	7,164
Federal Home Loan Bank stock	11,072	11,072	—	—	11,072
Other investments	1,768	1,768	—	—	1,768
Derivative assets	2,219	2,219	953	1,266	—
Loans held for sale	31,569	31,569	—	31,569	—
Loans receivable, net	1,167,578	1,173,118	—	—	1,173,118
Accrued interest receivable	5,373	5,373	—	5,373	—
Mortgage servicing rights	15,032	17,564	—	—	17,564

Financial liabilities:
Deposits	1,258,260	1,256,119	—	1,256,119	—
Short-term borrowed funds	203,000	202,455	—	202,455	—
Long-term debt	38,465	38,442	—	38,442	—
Derivative liabilities	342	342	195	147	—
Accrued interest payable	327	327	—	327	—

Following is a description of valuation methodologies used for assets recorded at fair value on a recurring and non-recurring basis.

Investment Securities Available-For-Sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At December 31, 2017 and 2016, the Company’s investment securities available-for-sale are recurring Level 2 except for trust preferred securities which are determined to be Level 3.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2017 and 2016:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2017	(In thousands)
Available-for-sale investment securities:
Municipal securities	$—	247,350	—
US government agencies	—	12,008	—
Collateralized loan obligations	—	128,643	—
Corporate securities	—	7,006	—
Mortgage-backed securities:
Agency	—	243,595	—
Non-agency	—	95,125	—
Trust preferred securities	—	—	9,512
Loans held for sale	—	35,292	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	644	—	—
Non-hedging derivatives:
Interest rate swaps	964	—	—
Mortgage loan interest rate lock commitments	—	890	—
Mortgage loan forward sales commitments	—	305	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	95	—	—
Mortgage-backed securities forward sales commitments	—	61	—
Total	$1,703	770,275	9,512

December 31, 2016
Available-for-sale investment securities:
Municipal securities	$—	93,212	—
US government agencies	—	3,386	—
Collateralized loan obligations	—	76,249	—
Corporate Securities	—	491	—
Mortgage-backed securities:
Agency	—	90,986	—
Non-agency	—	63,864	—
Trust preferred securities	—	—	7,164
Loans held for sale	—	31,569	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	421	—	—
Non-hedging derivatives:
Interest rate swaps	532	—	—
Mortgage loan interest rate lock commitments	—	1,113	—
Mortgage loan forward sales commitments	—	153	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	195	—	—
Mortgage-backed securities forward sales commitments	—	147	—
Total	$1,148	361,170	7,164

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2017 and 2016:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2017	(In thousands)
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,371
Home equity	—	—	79
Commercial real estate	—	—	4,811
Construction and development	—	—	318
Consumer loans	—	—	26
Commercial business loans	—	—	269
Real estate owned:
One-to-four family	—	—	709
Construction and development	—	—	2,397
Mortgage servicing rights	—	—	26,255
Total	$—	—	38,235

December 31, 2016

Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,641
Home equity	—	—	79
Commercial real estate	—	—	5,155
Construction and development	—	—	507
Consumer loans	—	—	24
Commercial business loans	—	—	258
Real estate owned:
Construction and development	—	—	1,179
Mortgage servicing rights	—	—	20,961
Total	$—	—	32,804
133

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans that are deemed to be impaired are primarily valued at fair values of the underlying real estate collateral.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2017 and 2016
		Significant	Significant Unobservable
	Valuation Technique	Observable Inputs	Inputs
Impaired Loans	Appraisal Value	Appraisals and or sales of	Appraisals discounted 10% to 20% for
		comparable properties	sales commissions and other holding costs

Real estate owned	Appraisal Value/	Appraisals and or sales of	Appraisals discounted 10% to 20% for
	Comparison Sales/	comparable properties	sales commissions and other holding costs
Other estimates

Mortgage Servicing Rights	Discounted cash flows	Comparable sales	Discount rates 11% - 13% - 2017 and 2016
Prepayment rate 8% - 10% - 2017
Prepayment rate 7% - 8% - 2016

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2017 and 2016, the Company had commitments to extend credit in the amount of $422.1 million and $111.4 million, respectively. At December 31, 2017 and 2016, the Company had standby letters of credit in the amount of $4.4 million and $2.2 million, respectively.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower and the letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2017, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential of undiscounted future payments related to standby letters of credit at December 31, 2017 was approximately $4.4 million.

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

NOTE 18 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan that covers substantially all employees of CresCom Bank, Carolina Services (“CFC Participants”) and Crescent Mortgage (“CMC Participants”). Participants may contribute up to the maximum allowed by the regulation. During fiscal 2017 and 2016, the Company matched 75% of an employee’s contribution up to 6.00% of the participant’s compensation of the CFC Participants and the CMC Participants. For the years ended December 31, 2017, 2016 and 2015, the Company made matching contributions of $759,000, $580,000, and $474,000, respectively.

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

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31, 2017, 2016, and 2015:

	December 31,
	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	16,317,501	16,317,501	12,080,128	12,080,128	9,537,358	9,537,358
Effect of dilutive securities	—	232,856	—	272,118	—	180,998
Average shares outstanding	16,317,501	16,550,357	12,080,128	12,352,246	9,537,358	9,718,356

The average market price used in calculating the dilutive securities under the treasury stock method for the years ended December 31, 2017, 2016, and 2015 was $32.85, $20.38, and $13.60, respectively.

For the years ended December 31, 2017, 2016, and 2015, the Company excluded 37,802, 51,170, and 56,705 option shares, respectively, from the calculation of diluted earnings per share during the period because the exercise prices were greater than the average market price of the common shares, and therefore were deemed not to be dilutive.

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of December 31, 2017, 2016, and 2015 used for computing book value and tangible book value per share:

	As of December 31,
	2017	2016	2015

Issued and outstanding shares	21,022,202	12,548,328	12,023,557
Less nonvested restricted stock awards	(134,302)	(211,907)	(285,805)
Period end shares used for tangible book value	20,887,900	12,336,421	11,737,752

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

Effective January 2, 2015, the Company and Bank became subject to the new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. Under the new capital guidelines, applicable regulatory capital components consist of (1) common equity Tier 1 capital (common stock, including related surplus, and retained earnings, plus limited amounts of minority interest in the form of common stock, net of goodwill and other intangibles (other than mortgage servicing assets), deferred tax assets arising from net operating loss and tax credit carry forwards above certain levels, mortgage servicing rights above certain levels, gain on sale of securitization exposures and certain investments in the capital of unconsolidated financial institutions, and adjusted by unrealized gains or losses on cash flow hedges and accumulated other comprehensive income items (subject to the ability of a non-advanced approaches institution to make a one-time irrevocable election to exclude from regulatory capital most components of AOCI)), (2) additional Tier 1 capital (qualifying non-cumulative perpetual preferred stock, including related surplus, plus qualifying Tier 1 minority interest and, in the case of holding companies with less than $15 billion in consolidated assets at December 31, 2009, certain grandfathered trust preferred securities and cumulative perpetual preferred stock in limited amounts, net of mortgage servicing rights, deferred tax assets related to temporary timing differences, and certain investments in financial institutions) and (3) Tier 2 capital (the allowance for loan and lease losses in an amount not exceeding 1.25% of standardized risk-weighted assets, plus qualifying preferred stock, qualifying subordinated debt and qualifying total capital minority interest, net of Tier 2 investments in financial institutions). Total Tier 1 capital, plus Tier 2 capital, constitutes total risk-based capital.

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

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at December 31, 2017 and 2016 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$328,511	12.42%	152,145	5.750%	185,220	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	359,654	13.59%	191,835	7.250%	224,910	8.500%	N/A	N/A
Total capital (to risk weighted assets)	371,133	14.03%	244,755	9.250%	277,830	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	359,654	12.38%	116,198	4.000%	116,198	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	355,024	13.43%	152,035	5.750%	185,086	7.000%	171,865	6.50%
Tier 1 capital (to risk weighted assets)	355,024	13.43%	191,696	7.250%	224,747	8.500%	211,527	8.00%
Total capital (to risk weighted assets)	366,503	13.86%	244,578	9.250%	277,629	10.500%	264,408	10.00%
Tier 1 capital (to total average assets)	355,024	12.21%	116,312	4.000%	116,312	4.000%	145,390	5.00%

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$157,876	12.87%	62,859	5.125%	85,857	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	172,876	14.09%	81,257	6.625%	104,254	8.500%	N/A	N/A
Total capital (to risk weighted assets)	183,564	14.97%	105,788	8.625%	128,785	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	172,876	10.49%	65,911	4.000%	65,911	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	169,222	13.81%	62,811	5.125%	85,791	7.000%	79,663	6.50%
Tier 1 capital (to risk weighted assets)	169,222	13.81%	81,195	6.625%	104,174	8.500%	98,046	8.00%
Total capital (to risk weighted assets)	179,910	14.68%	105,706	8.625%	128,686	10.500%	122,558	10.00%
Tier 1 capital (to total average assets)	169,222	10.30%	65,701	4.000%	65,701	4.000%	82,126	5.00%

A South Carolina state bank may not pay dividends from capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions. In addition, under the Federal Deposit Insurance Corporation Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. The note may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice.

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

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2017, 2016, and 2015:

	Community	Mortgage
For the Year Ended December 31, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$93,319	1,743	31	(6)	95,087
Interest expense	12,100	172	1,152	(171)	13,253
Net interest income (expense)	81,219	1,571	(1,121)	165	81,834
(Recovery of) provision for loan losses	779	—	—	—	779
Noninterest income from external customers	14,262	19,654	—	—	33,916
Intersegment noninterest income	966	67	—	(1,033)	—
Noninterest expense	54,934	17,580	931	—	73,445
Intersegment noninterest expense	966	—	1	(967)	—
Income (loss) before income taxes	39,768	3,712	(2,053)	99	41,526
Income tax expense (benefit)	12,929	1,262	(1,267)	37	12,961
Net income (loss)	$26,839	2,450	(786)	62	28,565

Assets	$3,516,551	81,681	503,144	(582,359)	3,519,017
Loans receivable, net	2,295,316	28,206	—	(15,472)	2,308,050
Loans held for sale	5,999	29,293	—	—	35,292
Deposits	2,611,106	—	—	(6,177)	2,604,929
Borrowed funds	380,500	15,000	32,259	(15,000)	412,759

	Community	Mortgage
For the Year Ended December 31, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$59,242	1,591	17	64	60,914
Interest expense	8,149	93	603	(92)	8,753
Net interest income (expense)	51,093	1,498	(586)	156	52,161
(Recovery of) provision for loan losses	(36)	36	—	—	—
Noninterest income from external customers	8,389	20,908	—	—	29,297
Intersegment noninterest income	966	46	—	(1,012)	—
Noninterest expense	38,260	16,938	842	—	56,040
Intersegment noninterest expense	966	1	—	(967)	—
Income (loss) before income taxes	21,258	5,477	(1,428)	111	25,418
Income tax expense (benefit)	6,384	1,948	(526)	42	7,848
Net income (loss)	$14,874	3,529	(902)	69	17,570

Assets	$1,678,541	78,315	179,681	(252,801)	1,683,736
Loans receivable, net	1,151,704	27,433	—	(11,559)	1,167,578
Loans held for sale	2,159	29,410	—	—	31,569
Deposits	1,263,030	—	—	(4,770)	1,258,260
Borrowed funds	226,000	10,990	15,465	(10,990)	241,465

	Community	Mortgage
For the Year Ended December 31, 2015	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$47,701	1,819	16	68	49,604
Interest expense	6,017	100	587	(100)	6,604
Net interest income (expense)	41,684	1,719	(571)	168	43,000
(Recovery of) provision for loan losses	(67)	67	—	—	—
Noninterest income from external customers	6,598	21,080	1	—	27,679
Intersegment noninterest income	4	81	7,072	(7,157)	—
Noninterest expense	25,497	15,789	7,913	—	49,199
Intersegment noninterest expense	6,112	964	—	(7,076)	—
Income (loss) before income taxes	16,744	6,060	(1,411)	87	21,480
Income tax expense (benefit)	5,342	2,228	(544)	34	7,060
Net income (loss)	$11,402	3,832	(867)	53	14,420

Assets	$1,404,681	75,926	156,774	(227,712)	1,409,669
Loans receivable, net	908,227	17,783	—	(13,428)	912,582
Loans held for sale	3,466	38,308	—	—	41,774
Deposits	1,047,671	—	—	(16,143)	1,031,528
Borrowed funds	208,000	12,748	15,465	(12,748)	223,465

NOTE 22 – SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)

	2017 Quarter Ended (unaudited)
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Interest income	$32,368	22,926	22,123	17,670
Interest expense	4,451	3,377	3,025	2,400
Net interest income	27,917	19,549	19,098	15,270
Provision for loan losses	779	—	—	—
Noninterest income	10,005	7,875	8,805	7,231
Noninterest expense	26,513	15,456	15,890	15,586
Income before income taxes	10,630	11,968	12,013	6,915
Income tax expense	4,302	3,975	2,673	2,011
Net income	$6,328	7,993	9,340	4,904

Earnings per common share:
Basic	$0.33	$0.50	$0.58	$0.35
Diluted	$0.33	$0.49	$0.58	$0.35

	2016 Quarter Ended (unaudited)
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Interest income	$16,853	16,208	14,493	13,360
Interest expense	2,241	2,252	2,173	2,087
Net interest income	14,612	13,956	12,320	11,273
Provision for loan losses	—	—	—	—
Noninterest income	6,959	8,873	7,189	6,276
Noninterest expense	14,073	13,890	15,809	12,268
Income before income taxes	7,498	8,939	3,700	5,281
Income tax expense	2,348	2,998	864	1,638
Net income	$5,150	5,941	2,836	3,643

Earnings per common share:
Basic	$0.42	$0.48	$0.24	$0.31
Diluted	$0.41	$0.47	$0.23	$0.30

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements for the parent company are presented below:

Carolina Financial Corporation

Condensed Statements of Operations

	For the Years
	Ended December 31,
	2017	2016	2015
	(In thousands)
Dividend income from banking subsidiary	$—	—	1,700
Interest income	31	18	16
Total income	31	18	1,716
Interest expense	1,152	599	587
General and administrative expenses	932	847	733
Total expenses	2,084	1,446	1,320
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(2,053)	(1,428)	396
Income tax benefit	(1,267)	(526)	(501)
Income (loss) before equity in undistributed earnings of subsidiaries	(786)	(902)	897
Equity in undistributed earnings of CresCom Bank	29,351	18,472	13,587
Equity in undistributed losses of Carolina Services	—	—	(64)
Total equity in undistributed earnings of subsidiaries	29,351	18,472	13,523
Net income	$28,565	17,570	14,420

Carolina Financial Corporation

Condensed Balance Sheets

	At December 31,
	2017	2016
Assets:	(In thousands)
Cash and cash equivalents	$4,919	3,506
Investment in bank subsidiary	501,867	174,142
Investment in unconsolidated statutory business trusts	1,116	465
Securities available-for-sale	501	1
Other assets	982	1,567
Total assets	$509,385	179,681

Liabilities and stockholders’ equity:
Accrued expenses and other liabilities	$1,745	1,026
Long-term debt	32,259	15,465
Stockholders’ equity	475,381	163,190
Total liabilities and stockholders’ equity	$509,385	179,681

Carolina Financial Corporation

Condensed Statements of Cash Flows

	Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$28,565	17,570	14,420
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings in subsidiaries	(29,351)	(18,472)	(13,523)
Stock-based compensation	1,658	1,271	874
Vested stock awards surrendered in cashless exercise	(1,789)	(482)	(86)
Decrease (increase) in other assets	1,053	(232)	(224)
(Decrease) increase in other liabilities	(3,456)	(163)	237
Net cash provided by (used in) operating activities	(3,320)	(508)	1,698
Cash flows from investing activities:
Equity contribution in bank subsidiaries	(35,000)	(15,966)	(20,000)
Equity contribution in non-bank subsidiaries	—	—	(250)
Net cash (paid) received from acquisitions	(6,016)	7,734	—
Net cash used in financing activities	(41,016)	(8,232)	(20,250)
Cash flows from financing activities:
Proceeds from issuance of common stock	47,671	—	32,156
Proceeds from exercise of stock options	10	27	70
Excess tax benefit in connection with equity awards	439	454	189
Cash dividends paid on common stock	(2,371)	(1,475)	(1,142)
Net cash provided by (used in) financing activities	45,749	(994)	31,273
Net increase (decrease) in cash and cash equivalents	1,413	(9,734)	12,721
Cash and cash equivalents, beginning of year	3,506	13,240	519
Cash and cash equivalents, end of year	$4,919	3,506	13,240
142

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Elliott Davis, LLC, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part III, Item 15. Exhibits and Financial Statements under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for an Emerging Growth Company.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2018 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2018 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

			Number of securities
	Number of securities	Weighted-average	remaining available
	to be issued upon	exercise price	for future issuance
	exercise of	of outstanding	under equity
	outstanding options,	options, warrants	compensation
	warrants and rights	and rights	plans
Equity compensation plans approved by security holders	312,382	$12.01	711,301
Equity compensation plans not approved by security holders	—	—	—
	312,382	$12.01	711,301

Number of securities remaining available for future issuance under equity compensation plans:
CARO			303,826
FSBK plan acquired per S-8			407,475
			711,301

The equity compensation plans included in the table above are the Carolina Financial Corporation 2013 Equity Incentive Plan, the First South Bancorp Inc. 2008 Equity Incentive Plan and the First South Bancorp, Inc. 1997 Stock Option Plan.

The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2018 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2018 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2018 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015

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

CAROLINA FINANCIAL CORPORATION

Date: March 16, 2018	By:	/s/ Jerold L. Rexroad
Jerold L. Rexroad
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerold L. Rexroad	Chief Executive Officer and Director	March 16, 2018
Jerold L. Rexroad	(Principal Executive Officer)

/s/ William A. Gehman, III	Chief Financial Officer	March 16, 2018
William A. Gehman, III	(Principal Financial Officer
and Principal Accounting Officer)

/s/ Claudius E. Watts IV	Chairman of the Board of Directors	March 16, 2018
Claudius E. Watts IV

/s/ W. Scott Brandon	Director	March 16, 2018
W. Scott Brandon

/s/ Robert G. Clawson, Jr.	Director	March 16, 2018
Robert G. Clawson, Jr.

/s/ Lindsay A. Crisp	Director	March 16, 2018
Lindsay A. Crisp

/s/ Jeffery L. Deal	Director	March 16, 2018
Jeffery L. Deal, M.D.

/s/ Gary M. Griffin	Director	March 16, 2018
Gary M. Griffin

/s/ Frederick N. Holscher	Director	March 16, 2018
Frederick N. Holscher

/s/ Daniel H Isaac, Jr.	Director	March 16, 2018
Daniel H Isaac, Jr.

/s/ Michael P. Leddy	Director	March 16, 2018
Michael P. Leddy

/s/ Robert M. Moïse	Director	March 16, 2018
Robert M. Moïse, CPA

/s/ David L. Morrow	Director	March 16, 2018
David L. Morrow

/s/ Thompson E. Penney	Director	March 16, 2018
Thompson E. Penney

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Merger by and between Carolina Financial Corporation and Greer Bancshares Incorporated, dated November 7, 2016 (1)
2.2	Agreement and Plan of Merger by and between Carolina Financial Corporation, CBAC, Inc., and Congaree Bancshares, Inc., dated January 5, 2016 (12)
2.3	Agreement and Plan of Merger and Reorganization by and between Carolina Financial Corporation and First South Bancorp, Inc., dated June 9, 2017 (13)
3.1	Restated Certificate of Incorporation filed on August 31, 2015 (2)
3.2	Amendment to the Restated Certificate of Incorporation (3)
3.3	Amended and Restated Bylaws (4)
4.1	See Exhibits 3.1 through 3.3 for provisions in Carolina Financial Corporation’s Certificate of Incorporation and Bylaws defining the rights of holders of common stock (2) (3) (4)
4.2	Form of certificate of common stock (6)
10.1	Amended and Restated Employment Agreement by and between Crescent Bank and M.J. Huggins, III dated as of December 24, 2008 (6)(7)
10.2	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and M.J. Huggins, III dated September 21, 2012 (6)(7)
10.3	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and M.J. Huggins, III dated as of December 24, 2008 (6)(7)
10.4	Amended and Restated Employment Agreement by and between Crescent Bank and David Morrow dated as of December 24, 2008 (6)(7)
10.5	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and David Morrow dated as of September 19, 2012 (6)(7)
10.6	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and David Morrow dated as of December 24, 2008 (6)(7)
10.7	Employment Agreement by and between Carolina Financial Corporation and Jerold L. Rexroad dated as of May 1, 2008 (6)(7)
10.8	First Amendment to the Employment Agreement between Carolina Financial Corporation and Jerold L. Rexroad dated as of September 19, 2012 (6)(7)
10.9	Carolina Financial Corporation 2002 Stock Option Plan (6)(7)
10.10	Carolina Financial Corporation 2006 Recognition and Retention Plan (6)(7)
10.11	Carolina Financial Corporation 2013 Equity Incentive Plan (6)(7)
10.12	Form of Carolina Financial Corporation Elite LifeComp Agreement (6)(7)
10.13	Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated January 1, 2004 (6)
10.14	First Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 19, 2004 (6)
10.15	Second Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 1, 2006 (6)
10.16	Third Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of January 1, 2011 (6)
10.17	Employment Agreement, dated January 21, 2015, by and between Crescent Mortgage Company and Fowler Williams (7)(8)
10.18	Amendment No. 1 to the Carolina Financial Corporation 2013 Equity Incentive Plan (9)
10.19	First South Bancorp, Inc. 2008 Equity Incentive Plan, as assumed by the Company (10)
10.20	First South Bancorp, Inc. 1997 Stock Option Plan, as amended, as assumed by the Company (11)
21	Subsidiaries of Carolina Financial Corporation
23	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certifications

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on December 23, 2016.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on August 31, 2015.
(3)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016.
(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2016.
(5)	Incorporated by reference from the Company’s Registration Statement on Form S-4 filed on February 9, 2016.
(6)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed on February 26, 2014.
(7)	Indicates management contracts or compensatory plans or arrangements.
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016 filed on May 9, 2016.
(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 22, 2015.
(10)	Incorporated by reference to First South Bancorp, Inc.’s Registration Statement on Form S-8, filed on June 2, 2008 (Registration No. 333-151337).
(11)	Incorporated by reference to First South Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 1999, filed on December 27, 1999 (File No. 0-22219).
(12)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 11, 2016.
(13)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2017.
147