Form 10-Q
period 2018-03-31
CAROLINA FINANCIAL CORP
filed 2018-05-10
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,059,534 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 8, 2018.

2

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$25,761	25,254
Interest-bearing cash	35,603	55,998
Cash and cash equivalents	61,364	81,252
Securities available-for-sale (cost of $755,086 at March 31, 2018 and $736,975 at December 31, 2017)	753,363	743,239
Federal Home Loan Bank stock, at cost	17,913	19,065
Other investments	3,432	3,446
Derivative assets	4,913	2,803
Loans held for sale	24,618	35,292
Loans receivable, net of allowance for loan losses of $12,708 at March 31, 2018 and $11,478 at December 31, 2017	2,367,310	2,308,050
Premises and equipment, net	62,593	61,407
Accrued interest receivable	11,502	11,992
Real estate acquired through foreclosure, net	1,963	3,106
Deferred tax assets, net	4,952	2,436
Mortgage servicing rights	21,719	21,003
Cash value life insurance	57,604	57,195
Core deposit intangible	18,795	19,601
Goodwill	127,592	127,592
Other assets	13,443	21,538
Total assets	$3,553,076	3,519,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$547,744	525,615
Interest-bearing deposits	2,129,225	2,079,314
Total deposits	2,676,969	2,604,929
Short-term borrowed funds	308,500	340,500
Long-term debt	67,303	72,259
Derivative liabilities	164	156
Drafts outstanding	10,133	7,324
Advances from borrowers for insurance and taxes	3,302	3,005
Accrued interest payable	1,288	1,126
Reserve for mortgage repurchase losses	1,742	1,892
Dividends payable to stockholders	1,053	1,051
Accrued expenses and other liabilities	7,576	11,394
Total liabilities	3,078,030	3,043,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued or outstanding	—	—
Common stock, par value $.01; 25,000,000 shares authorized at March 31, 2018 and December 31, 2017; 21,057,539 and 21,022,202 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	211	210
Additional paid-in capital	348,621	348,037
Retained earnings	126,262	123,537
Accumulated other comprehensive income (loss), net of tax	(48)	3,597
Total stockholders’ equity	475,046	475,381
Total liabilities and stockholders’ equity	$3,553,076	3,519,017

See accompanying notes to consolidated financial statements.
3

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
	(In thousands, except share data)
Interest income
Loans	$31,663	14,968
Investment securities	5,707	2,553
Dividends from Federal Home Loan Bank stock	175	101
Other interest income	131	48
Total interest income	37,676	17,670
Interest expense
Deposits	3,642	1,692
Short-term borrowed funds	1,253	355
Long-term debt	650	353
Total interest expense	5,545	2,400
Net interest income	32,131	15,270
Provision for loan losses	—	—
Net interest income after provision for loan losses	32,131	15,270
Noninterest income
Mortgage banking income	3,801	3,608
Deposit service charges	2,024	858
Net (loss) gain on sale of securities	(697)	185
Fair value adjustments on interest rate swaps	803	(58)
Net increase in cash value life insurance	390	211
Mortgage loan servicing income	2,025	1,566
Other	1,702	861
Total noninterest income	10,048	7,231
Noninterest expense
Salaries and employee benefits	13,668	8,609
Occupancy and equipment	3,652	2,182
Marketing and public relations	376	381
FDIC insurance	255	100
Recovery of mortgage loan repurchase losses	(150)	(225)
Legal expense	76	65
Other real estate (income) expense, net	(94)	20
Mortgage subservicing expense	565	486
Amortization of mortgage servicing rights	979	669
Merger related expenses	14,710	1,319
Other	3,561	1,980
Total noninterest expense	37,598	15,586
Income before income taxes	4,581	6,915
Income tax expense	525	2,011
Net income	$4,056	4,904
Earnings per common share:
Basic	$0.19	0.35
Diluted	$0.19	0.35
Dividends per common share	$0.05	0.04
Weighted average common shares outstanding:
Basic	20,908,225	13,919,711
Diluted	21,119,316	14,139,241

See accompanying notes to consolidated financial statements.
4

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months
	March 31
	2018	2017
	(In thousands)

Net income	$4,056	4,904

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	(6,564)	3,474
Tax effect	1,641	(1,251)

Reclassification adjustment for losses (gains) included in earnings	697	(185)
Tax effect	(174)	67

Unrealized gain on interest rate swaps designated as cash flow hedges	1,007	138
Tax effect	(252)	(50)
Other comprehensive (loss) income, net of tax	(3,645)	2,193

Comprehensive income	$411	7,097

See accompanying notes to consolidated financial statements.
5

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2016	12,548,328	$125	66,156	98,451	(1,542)	163,190
Issuance of common stock, net of offering expenses	1,807,143	18	47,653	—	—	47,671
Stock issued - Greer Bancshares Incorporated acquisition	1,784,831	18	54,063	—	—	54,081
Stock awards	60,031	1	108	—	—	109
Vested stock awards surrendered in cashless exercise	(14,925)	—	(186)	(251)	—	(437)
Stock-based compensation expense, net	—	—	319	—	—	319
Net income	—	—	—	4,904	—	4,904
Dividends declared to stockholders	—	—	—	(576)	—	(576)
Other comprehensive income, net of tax	—	—	—	—	2,193	2,193
Balance, March 31, 2017	16,185,408	$162	168,113	102,528	651	271,454

Balance, December 31, 2017	21,022,202	$210	348,037	123,537	3,597	475,381
Stock awards-net of forfeitures	42,807	1	105	—	—	106
Vested stock awards surrendered in cashless exercise	(12,534)	—	(210)	(279)	—	(489)
Stock options exercised	5,064	—	56	—	—	56
Stock-based compensation expense, net	—	—	633	—	—	633
Net income	—	—	—	4,056	—	4,056
Dividends declared to stockholders	—	—	—	(1,052)	—	(1,052)
Other comprehensive income, net of tax	—	—	—	—	(3,645)	(3,645)
Balance, March 31, 2018	21,057,539	$211	348,621	126,262	(48)	475,046

See accompanying notes to consolidated financial statements.
6

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$4,056	4,904
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—
Amortization of unearned discount/premiums on investments, net	1,289	834
Accretion of deferred loan fees	(788)	(251)
Accretion of acquired loans	(2,898)	(372)
Amortization of core deposit intangibles	806	133
Loss (gain) on sale of available-for-sale securities, net	697	(185)
Mortgage banking income	(3,801)	(3,608)
Originations of loans held for sale	(211,921)	(195,583)
Proceeds from sale of loans held for sale	226,396	209,466
Amortization of fair value adjustments on subordinated debentures	44	—
Recovery of mortgage loan repurchase losses	(150)	(225)
Mortgage repurchase loan losses paid, net of recoveries	—	(72)
Fair value adjustments on interest rate swaps	(803)	58
Stock-based compensation	633	319
Increase in cash surrender value of bank owned life insurance	(390)	(211)
Depreciation	964	568
Loss on disposals of premises and equipment	—	3
Gain on sale of real estate acquired through foreclosure	(92)	(6)
Originations of mortgage servicing rights	(1,695)	(1,429)
Amortization of mortgage servicing rights	979	669
(Increase) decrease in:
Accrued interest receivable	490	(170)
Other assets	8,810	(5,156)
Increase (decrease) in:
Accrued interest payable	162	105
Dividends payable to stockholders	2	74
Accrued expenses and other liabilities	(3,747)	(1,031)
Cash flows provided by operating activities	19,043	8,834

		Continued
7

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(93,296)	(85,787)
Maturities, payments and calls	21,324	11,877
Proceeds from sales	51,178	37,697
Increase in other investments	—	(7)
Decrease in Federal Home Loan Bank stock	1,152	189
Increase in loans receivable, net	(55,591)	(43,725)
Purchase of premises and equipment	(2,150)	(1,931)
Proceeds from sale of real estate acquired through foreclosure	1,252	29
Net cash received for acquisitions	—	37,622
Cash flows used in investing activities	(76,131)	(44,036)

Cash flows from financing activities:
Net increase in deposit accounts	72,040	38,394
Net decrease in Federal Home Loan Bank advances	(37,000)	(8,000)
Net increase in drafts outstanding	2,809	906
Net increase in advances from borrowers for insurance and taxes	297	979
Cash dividends paid on common stock	(1,052)	(502)
Proceeds from issuance of common stock	106	47,671
Cash flows provided by financing activities	37,200	79,448
Net increase (decrease) in cash and cash equivalents	(19,888)	44,246
Cash and cash equivalents, beginning of period	81,252	24,352
Cash and cash equivalents, end of period	$61,364	68,598

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$5,383	2,037
Income taxes paid, net of refunds	24	19
Noncash investing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$17	281
Acquisitions:
Fair value of tangible assets acquired	$—	380,011
Other intangible assets acquired	—	4,480
Liabilities assumed	—	358,866
Net identifiable assets acquired over liabilities assumed	—	25,625
Common stock issued in acquisition	—	54,223
Goodwill	—	33,020

See accompanying notes to consolidated financial statements.
8

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Carolina Financial Corporation (“Carolina Financial” or the “Company”), incorporated under the laws of the State of Delaware, is a financial holding company with one wholly owned subsidiary, CresCom Bank (the “Bank”). CresCom Bank operates five wholly owned subsidiaries, Crescent Mortgage Company, Carolina Services Corporation of Charleston (“Carolina Services”), DTFS, Inc., CresCom Insurance, LLC and CresCom Leasing, LLC. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. In consolidation, all material intercompany accounts and transactions have been eliminated. The results of operations of the businesses acquired in transactions accounted for as purchases are included only from the dates of acquisition. All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with the Company.

At March 31, 2018, statutory business trusts (“Trusts”) created or acquired by the Company had outstanding trust preferred securities with an aggregate par value of $36.0 million. The principal assets of the Trusts are $37.1 million of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $1,116,000 of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10-K.

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

On April 25, 2018, the Company declared a $0.06 dividend per common share, payable on July 6, 2018, to stockholders of record on June 15, 2018.

On May 2, 2018, the Company’s stockholders approved an amendment to its Certificate of Incorporation that increases the number of authorized common shares from 25,000,000 to 50,000,000.

Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on stockholders’ equity or the net income as previously reported.

Recently Adopted Accounting Pronouncements

During the first quarter of 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. Refer to Note 8 - Estimated Fair Value of Financial Instruments for more information.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance: (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances. For business entities, the effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 which is effective for interim and annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company has evaluated ASU 2016-08 and 2014-09 and determined that this guidance did not have a material impact on the way the Company currently recognizes revenue or the way it recognizes expenses related to those revenue streams. The Company adopted ASU No. 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”). ASU 2017-09 provides clarity when applying guidance to a change to the terms or conditions of a share-based payment award. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU No. 2017-09 and its related amendments on its required effective date of January 1, 2018. The amendments will be applied prospectively to an award modified on or after the adoption date. The Company has determined that this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 amends the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification (“ASC”) to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

In June 2016, the FASB ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is continuing to assess the impact that this new guidance will have on its consolidated financial statements through its implementation team. The team has assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The implementation team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, and conferences. The Company has engaged an outside consultant to assist with the methodology review and validation, as well as other key aspects of implementing the standard. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification. For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the provisions of ASU 2016-02 in relation to its outstanding leases to determine the potential impact the new standard will have to the Company’s financial statements. The Company expects the new guidance will require these lease arrangements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition, as well as our regulatory capital ratios. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s consolidated financial statements. The Company is nearing completion of identifying a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. In addition, the Company has obtained new software to aid in the transition to the new leasing guidance.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – BUSINESS COMBINATIONS

On November 1, 2017, the Company acquired all of the common stock of First South Bancorp, Inc., the holding company for First South Bank (“First South”). Under the terms of the merger agreement, each share of First South common stock was converted into the right to receive 0.5064 shares of the Company’s common stock.

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

November 1, 2017	As Reported by First South	Fair Value Adjustments		As Recorded by the Company
Assets	(In thousands)
Cash and cash equivalents	$66,109	—		66,109
Securities available-for-sale	186,038	—		186,038
Federal Home Loan Bank stock	1,593	—		1,593
Loans held for sale	1,282	—		1,282
Loans receivable	783,779	(24,620	)(a)	759,159
Allowance for loan losses	(9,495)	9,495	(b)	—
Premises and equipment	10,761	1,500	(c)	12,261
Foreclosed assets	1,922	(556	)(d)	1,366
Core deposit intangible	1,410	11,090	(e)	12,500
Deferred tax asset, net	3,961	238	(f)	4,199
Other assets	33,552	(3,417	)(g)	30,135
Total assets acquired	$1,080,912	(6,270)		1,074,642

Liabilities
Deposits	$952,573	78	(h)	952,651
Borrowings	26,810	(1,439	)(i)	25,371
Other liabilities	8,515	(284	)(j)	8,231
Total liabilities assumed	$987,898	(1,645)		986,253
Net identifiable assets acquired over liabilities assumed				88,389
Total consideration paid				178,694
Goodwill				$90,305

Explanation of fair value adjustments:

(a)	Represents the amount necessary to adjust loans to their fair value due to interest rate and credit factors.
(b)	Reflects the elimination of First South's historical allowance for loan losses.
(c)	Reflects fair value adjustments on acquired branch and administrative offices based on the Company's assessment.
(d)	Reflects the impact of acquisition accounting fair value adjustments.
(e)	Reflects the fair value adjustment to record the estimated core deposit intangible based on the Company's assessment.
(f)	Reflects the tax impact of acquisition accounting fair value adjustments.
(g)	Reflects the fair value adjustment based on the Company's evaluation of acquired other assets.
(h)	Represents the fair value adjustment due to interest rate factors.
(i)	Represents the fair value adjustment due to interest rate factors.
(j)	Reflects the fair value adjustment based on the Company's evaluation of acquired other liabilities.

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
14

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

	As Reported	Fair Value		As Recorded by
March 18, 2017	by Greer	Adjustments		the Company
Assets	(In thousands)
Cash and cash equivalents	$42,187	—		42,187
Securities available for sale	121,374	—		121,374
Loans held for sale	105	—		105
Loans receivable	205,209	(10,559	)(a)	194,650
Allowance for loan losses	(3,198)	3,198	(b)	—
Premises and equipment	3,928	4,202	(c)	8,130
Foreclosed assets	42	—		42
Core deposit intangible	—	4,480	(d)	4,480
Deferred tax asset, net	3,831	(1,434)	(e)	2,397
Other assets	11,367	(241)	(f)	11,126
Total assets acquired	$384,845	(354)		384,491

Liabilities
Deposits	$310,866	200	(g)	311,066
Borrowings	43,712	(3,510)	(h)	40,202
Other liabilities	7,086	512	(i)	7,598
Total liabilities assumed	$361,664	(2,798)		358,866
Net identifiable assets acquired over liabilities assumed				25,625
Total consideration paid				58,645
Goodwill				$33,020

Explanation of fair value adjustments:
(a)	Adjustment represents the amount necessary to adjust loans to their fair value due to interest rate and credit factors.
(b)	Adjustment reflects the elimination of Greer's historical allowance for loan losses.
(c)	Adjustment reflects fair value adjustments on acquired branch and administrative offices based on third party appraisals.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Company's third party valuation report.
(e)	Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(f)	Adjustment reflects the fair value adjustment based on the Company's evaluation of acquired other assets.
(g)	Adjustment represents the fair value adjustment due to interest rate factors.
(h)	Adjustment represents the fair value adjustment due to interest rate factors.
(i)	Adjustment reflects the fair value adjustment based on the Company's evaluation of acquired other liabilities.

NOTE 3 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available-for-sale at March 31, 2018 and December 31, 2017 follows:

	March 31, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$207,088	2,632	(1,562)	208,158	240,904	6,790	(344)	247,350
US government agencies	16,111	—	(45)	16,066	11,983	34	(9)	12,008
Collateralized loan obligations	134,590	596	(2)	135,184	128,080	581	(18)	128,643
Corporate securities	6,896	85	—	6,981	6,891	115	—	7,006
Mortgage-backed securities:
Agency	234,171	431	(2,989)	231,613	243,075	1,234	(714)	243,595
Non-agency	145,018	551	(1,079)	144,490	94,834	551	(260)	95,125
Total mortgage-backed securities	379,189	982	(4,068)	376,103	337,909	1,785	(974)	338,720
Trust preferred securities	11,212	1,763	(2,104)	10,871	11,208	1,132	(2,828)	9,512
Total	$755,086	6,058	(7,781)	753,363	736,975	10,437	(4,173)	743,239

The Company had no held-to-maturity securities as of March 31, 2018 or December 31, 2017.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2018 follows:

	At March 31, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$2,309	2,307
One to five years	14,730	14,660
Six to ten years	127,688	127,518
After ten years	610,359	608,878
Total	$755,086	753,363

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months
	Ended March 31,
	2018	2017
	(In thousands)

Proceeds	$51,178	37,697

Realized gains	$14	373
Realized losses	(711)	(188)
Total investment securities (losses) gains, net	$(697)	185

At March 31, 2018, the Company had no securities pledged for Federal Home Loan Bank (“FHLB”) advances.

At March 31, 2018, the Company has pledged $184.6 million of securities to secure public agency funds.

At March 31, 2018, the Company had $208.4 million of securities pledged for FRB advances.

The following tables summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At March 31, 2018
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$86,402	85,077	(1,325)	3,589	3,352	(237)	89,991	88,429	(1,562)
US government agencies	$16,111	16,066	(45)	—	—	—	16,111	16,066	(45)
Collateralized loan obligations	5,000	4,998	(2)	—	—	—	5,000	4,998	(2)
Mortgage-backed securities:
Agency	181,577	178,988	(2,589)	16,616	16,216	(400)	198,193	195,204	(2,989)
Non-agency	89,740	88,782	(958)	9,177	9,056	(121)	98,917	97,838	(1,079)
Total mortgage-backed securities	271,317	267,770	(3,547)	25,793	25,272	(521)	297,110	293,042	(4,068)
Trust preferred securities	—	—	—	8,483	6,379	(2,104)	8,483	6,379	(2,104)
Total	$378,830	373,911	(4,919)	37,865	35,003	(2,862)	416,695	408,914	(7,781)
17

	At December 31, 2017
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$23,849	23,631	(218)	3,606	3,480	(126)	27,455	27,111	(344)
US government agencies	1,681	1,672	(9)	—	—	—	1,681	1,672	(9)
Collateralized loan obligations	23,000	22,982	(18)	—	—	—	23,000	22,982	(18)
Mortgage-backed securities:
Agency	107,501	107,011	(490)	17,484	17,260	(224)	124,985	124,271	(714)
Non-agency	21,874	21,704	(170)	9,889	9,799	(90)	31,763	31,503	(260)
Total mortgage-backed securities	129,375	128,715	(660)	27,373	27,059	(314)	156,748	155,774	(974)
Trust preferred securities	—	—	—	8,516	5,688	(2,828)	8,516	5,688	(2,828)
Total	$177,905	177,000	(905)	39,495	36,227	(3,268)	217,400	213,227	(4,173)

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

At March 31, 2018 and December 31, 2017, the Company had 218 and 135, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, mortgage-backed securities (agency and non-agency), and trust preferred securities summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows testing as needed, and determined that no OTTI expense was necessary during 2018 or 2017.

NOTE 4 – DERIVATIVES

In the ordinary course of business, the Company enters into various types of derivative transactions. For its related mortgage banking activities, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivative instruments not related to mortgage banking activities primarily relate to interest rate swap agreements.

The derivative positions of the Company at March 31, 2018 and December 31, 2017 are as follows:

	At March 31,		At December 31,
	2018		2017
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$1,651	55,000	644	45,000
Non-hedging derivatives:
Interest rate swaps	1,673	45,000	964	50,000
Mortgage loan interest rate lock commitments	1,380	121,760	890	98,584
Mortgage loan forward sales commitments	209	13,227	305	23,401
Total derivative assets	$4,913	234,987	2,803	216,985

Derivative liabilities:
Interest rate swaps	$32	15,000	95	5,000
Mortgage-backed securities forward sales commitments	132	87,330	61	75,000
Total derivative liabilities	$164	102,330	156	80,000

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

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval processes for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds the maximum senior officer’s lending authority, the loan request will be considered by the management loan committee, or MLC, which is comprised of four members, all of whom are part of the senior management team of the Bank. The MLC meets weekly to approve loans with total loan commitment relationships generally exceeding $2.0 million. The loan authority of the MLC is equal to two-thirds of the legal lending limit of the Bank which is equivalent to the in-house loan limit. Total credit exposure above the in-house limit requires approval by the majority of the board of directors. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full Board of Directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

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

The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company purchases nationally syndicated commercial and industrial loans. These loans typically have terms of seven years and are generally tied to a floating rate index such as LIBOR or prime. To effectively manage this line of business, the Company has an experienced senior lending executive with relevant experience to manage this area of this segment of the loan portfolio. In addition, the Company engaged a consulting firm that specializes in syndicated loans to assist in monitoring performance analytics. As of March 31, 2018 and December 31, 2017, there were approximately $86.7 million and $75.0 million in broadly syndicated loans outstanding. Syndicated loans are grouped within commercial business loans below.

The Bank began originating leases, primarily on equipment utilized for business purposes, as a result of the First South acquisition. Lease terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease. Most leases provide 100% of the cost of the equipment and are secured by the leased equipment. The Company requires the leased equipment to be insured and that we be listed as a loss payee and named as an additional insured on the insurance policy. We manage credit risk associated with our lease financing loan class based upon the dollar amount of the lease and the level of credit risk. We follow a formal review process that entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance. As of March 31, 2018 and December 31, 2017, there were approximately $20.3 million and $24.0 million in lease receivables outstanding. Lease receivables are grouped within commercial business loans below.

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

Loans receivable, net at March 31, 2018 and December 31, 2017 are summarized by category as follows:

	At March 31,		At December 31,
	2018		2017
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$689,249	28.96%	665,774	28.70%
Home equity	89,492	3.76%	90,141	3.89%
Commercial real estate	941,796	39.57%	933,820	40.26%
Construction and development	311,044	13.07%	294,793	12.71%
Consumer loans	17,752	0.75%	19,990	0.86%
Commercial business loans	330,685	13.89%	315,010	13.58%
Total gross loans receivable	2,380,018	100.00%	2,319,528	100.00%
Less:
Allowance for loan losses	12,708		11,478
Total loans receivable, net	$2,367,310		2,308,050

Loans receivable, net at March 31, 2018 and December 31, 2017 for purchased non-credit impaired loans and nonacquired loans are summarized by category as follows:

	At March 31,		At December 31,
	2018		2017
Purchased Non-Credit Impaired Loans		% of Total		% of Total
(ASC 310-20) and Nonpurchased Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$678,191	29.37%	654,597	29.21%
Home equity	89,319	3.87%	89,961	4.01%
Commercial real estate	900,181	38.98%	891,469	39.77%
Construction and development	303,873	13.16%	287,437	12.83%
Consumer loans	17,665	0.77%	19,895	0.89%
Commercial business loans	319,759	13.85%	297,754	13.29%
Total gross loans receivable	2,308,988	100.00%	2,241,113	100.00%
Less:
Allowance for loan losses	12,708		11,478
Total loans receivable, net	$2,296,280		2,229,635

Loans receivable, net at March 31, 2018 and December 31, 2017 for purchased credit impaired loans are summarized by category below.

	At March 31,		At December 31,
	2018		2017
Purchased Credit Impaired		% of Total		% of Total
Loans (ASC 310-30):	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$11,058	15.57%	11,177	14.25%
Home equity	173	0.24%	180	0.23%
Commercial real estate	41,615	58.59%	42,351	54.01%
Construction and development	7,171	10.10%	7,356	9.38%
Consumer loans	87	0.12%	95	0.12%
Commercial business loans	10,926	15.38%	17,256	22.01%
Total gross loans receivable	71,030	100.00%	78,415	100.00%
Less:
Allowance for loan losses	—		—
Total loans receivable, net	$71,030		78,415

Included in the loan totals, net of purchase discount, were $877.0 million and $962.3 million in loans acquired through acquisitions at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the purchase discount on acquired non-credit impaired loans was $15.3 million and $17.7 million, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

At March 31, 2018, the outstanding balance and recorded investment of PCI loans was $86.1 million and $71.0 million, respectively. At December 31, 2017, the outstanding balance and recorded investment of PCI loans was $93.8 million and $78.4 million, respectively.

The following table presents changes in the value of PCI loans receivable for the three months ended March 31, 2018:

For the Three Months
Ended March 31, 2018
(In thousands)

Balance at beginning of period	$78,415
Net reductions for payments, foreclosures, and accretion	(7,385)
Balance at end of period	$71,030

The following table presents changes in the value of the accretable yield for PCI loans for the three months ended March 31, 2018 (in thousands):

For the Three Months
Ended March 31, 2018
(In thousands)

Accretable yield, beginning of period	$12,536
Additions	—
Accretion	(1,332)
Reclassification from nonaccretable balance, net	3,196
Other changes, net	1,345
Accretable yield, end of period	$15,745
24

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At March 31,		At December 31,
	2018		2017
	(Dollars in thousands)

Variable rate loans	$735,602	30.91%	807,748	34.82%
Fixed rate loans	1,644,416	69.09%	1,511,780	65.18%
Total loans outstanding	$2,380,018	100.00%	2,319,528	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended March 31, 2018
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,719	168	3,986	1,201	79	2,840	485	11,478
Provision for loan losses	286	50	187	(204)	(35)	(147)	(137)	—
Charge-offs	—	—	(34)	(1)	(9)	(89)	—	(133)
Recoveries	5	8	5	1,036	40	269	—	1,363
Balance, end of period	$3,010	226	4,144	2,032	75	2,873	348	12,708

	For the Three Months Ended March 31, 2017
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,636	197	3,344	1,132	80	2,805	494	10,688
Provision for loan losses	(114)	39	244	(190)	35	(329)	315	—
Charge-offs	(17)	—	—	—	(9)	—	—	(26)
Recoveries	1	—	25	1	4	22	—	53
Balance, end of period	$2,506	236	3,613	943	110	2,498	809	10,715

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At March 31, 2018:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$189	29	51	534	—	12	—	815
Collectively evaluated for impairment	2,821	197	4,093	1,498	75	2,861	348	11,893
	$3,010	226	4,144	2,032	75	2,873	348	12,708

Loans receivable ending balances:
Individually evaluated for impairment	$5,968	179	5,294	2,312	41	409	—	14,203
Collectively evaluated for impairment	672,223	89,140	894,887	301,561	17,624	319,350	—	2,294,785
Purchased Credit-Impaired Loans	11,058	173	41,615	7,171	87	10,926	—	71,030
Total loans receivable	$689,249	89,492	941,796	311,044	17,752	330,685	—	2,380,018

At December 31, 2017:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$64	29	—	—	—	16	—	109
Collectively evaluated for impairment	2,655	139	3,986	1,201	79	2,824	485	11,369
	$2,719	168	3,986	1,201	79	2,840	485	11,478

Loans receivable ending balances:
Individually evaluated for impairment	$3,435	108	4,811	318	26	285	—	8,983
Collectively evaluated for impairment	651,162	89,853	886,658	287,119	19,869	297,469	—	2,232,130
Purchased Credit-Impaired Loans	11,177	180	42,351	7,356	95	17,256	—	78,415
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	—	2,319,528

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of March 31, 2018 and December 31, 2017. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At March 31, 2018			At December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$4,600	4,721	—	2,725	2,846	—
Home equity	81	81	—	—	—	—
Commercial real estate	3,585	3,589	—	3,370	3,370	—
Construction and development	724	724	—	318	318	—
Consumer loans	41	41	—	26	26	—
Commercial business loans	245	246	—	113	114	—
	9,276	9,402	—	6,552	6,674	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,368	1,368	189	710	710	64
Home equity	98	98	29	108	108	29
Commercial real estate	1,709	1,709	51	1,441	1,441	—
Construction and development	1,588	1,588	534	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial business loans	164	164	12	172	172	16
	4,927	4,927	815	2,431	2,431	109

Total:
Loans secured by real estate:
One-to-four family	5,968	6,089	189	3,435	3,556	64
Home equity	179	179	29	108	108	29
Commercial real estate	5,294	5,298	51	4,811	4,811	—
Construction and development	2,312	2,312	534	318	318	—
Consumer loans	41	41	—	26	26	—
Commercial business loans	409	410	12	285	286	16
	$14,203	14,329	815	8,983	9,105	109

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,739	16	3,827	36
Home equity	20	1	541	3
Commercial real estate	3,483	81	4,070	136
Construction and development	408	3	491	—
Consumer loans	28	1	20	1
Commercial business loans	168	5	38	17
	6,846	107	8,987	193

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,372	11	597	3
Home equity	103	3	192	1
Commercial real estate	1,647	21	1,019	66
Construction and development	396	(4)	—	—
Consumer loans	—	—	—	—
Commercial business loans	168	2	217	6
	3,686	33	2,025	76

Total:
Loans secured by real estate:
One-to-four family	4,111	27	4,424	39
Home equity	123	4	733	4
Commercial real estate	5,130	102	5,089	202
Construction and development	804	(1)	491	—
Consumer loans	28	1	20	1
Commercial business loans	336	7	255	23
	$10,532	140	11,012	269

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of March 31, 2018 and December 31, 2017.

	At March 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
All Loans:	(In thousands)

30-59 days past due	$11,934	643	1,194	91	225	3,390	17,477
60-89 days past due	1,836	108	—	20	1	23	1,988
90 days or more past due	3,241	171	982	1,585	27	278	6,284
Total past due	17,011	922	2,176	1,696	253	3,691	25,749
Current	672,238	88,570	939,620	309,348	17,499	326,994	2,354,269
Total loans receivable	$689,249	89,492	941,796	311,044	17,752	330,685	2,380,018

	At March 31, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$10,978	607	926	(326)	225	165	12,575
60-89 days past due	1,796	108	—	8	1	23	1,936
90 days or more past due	2,516	162	982	457	27	278	4,422
Total past due	15,290	877	1,908	139	253	466	18,933
Current	662,901	88,442	898,273	303,734	17,412	319,293	2,290,055
Total loans receivable	$678,191	89,319	900,181	303,873	17,665	319,759	2,308,988

	At March 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$956	$36	$268	$417	$—	$3,225	4,902
60-89 days past due	40	—	—	12	—	—	52
90 days or more past due	725	9	—	1,128	—	—	1,862
Total past due	1,721	45	268	1,557	—	3,225	6,816
Current	9,337	128	41,347	5,614	87	7,701	64,214
Total loans receivable	$11,058	173	41,615	7,171	87	10,926	71,030
29

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$8,139	1,350	1,358	2,328	108	366	13,649
60-89 days past due	1,025	109	421	—	129	185	1,869
90 days or more past due	2,580	117	689	2,482	21	59	5,948
Total past due	11,744	1,576	2,468	4,810	258	610	21,466
Current	654,030	88,565	931,352	289,983	19,732	314,400	2,298,062
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

	At December 31, 2017
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$7,874	1,319	1,112	2,315	108	366	13,094
60-89 days past due	1,000	109	421	—	129	185	1,844
90 days or more past due	1,894	108	689	1,297	21	59	4,068
Total past due	10,768	1,536	2,222	3,612	258	610	19,006
Current	643,829	88,425	889,247	283,825	19,637	297,144	2,222,107
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$265	31	246	13	—	—	555
60-89 days past due	25	—	—	—	—	—	25
90 days or more past due	686	9	—	1,185	—	—	1,880
Total past due	976	40	246	1,198	—	—	2,460
Current	10,201	140	42,105	6,158	95	17,256	75,955
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415

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

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at March 31, 2018 and December 31, 2017.

	At March 31,	At December 31,
	2018	2017
Loans secured by real estate:	(In thousands)
One-to-four family	$3,814	1,927
Home equity	192	108
Commercial real estate	2,154	1,540
Construction and development	2,045	51
Consumer loans	131	22
Commercial business loans	313	313
	$8,649	3,961

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of March 31, 2018 and December 31, 2017.

	At March 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$681,727	89,192	908,739	302,873	17,456	324,515	2,324,502
Special Mention	2,031	29	25,714	3,277	133	5,061	36,245
Substandard	5,491	271	7,343	4,894	163	1,109	19,271
Total loans receivable	$689,249	89,492	941,796	311,044	17,752	330,685	2,380,018

Performing	$684,710	89,291	939,642	307,871	17,621	330,372	2,369,507
Nonperforming:
90 days past due still accruing	725	9	—	1,128	—	—	1,862
Nonaccrual	3,814	192	2,154	2,045	131	313	8,649
Total nonperforming	4,539	201	2,154	3,173	131	313	10,511
Total loans receivable	$689,249	89,492	941,796	311,044	17,752	330,685	2,380,018

	At March 31, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$674,209	89,127	896,462	301,573	17,429	318,496	2,297,296
Special Mention	25	—	1,428	75	100	950	2,578
Substandard	3,957	192	2,291	2,225	136	313	9,114
Total loans receivable	$678,191	89,319	900,181	303,873	17,665	319,759	2,308,988

Performing	$674,377	89,127	898,027	301,828	17,534	319,446	2,300,339
Nonperforming:
90 days past due still accruing	—	—	—	—	—	—	—
Nonaccrual	3,814	192	2,154	2,045	131	313	8,649
Total nonperforming	3,814	192	2,154	2,045	131	313	8,649
Total loans receivable	$678,191	89,319	900,181	303,873	17,665	319,759	2,308,988
32

	At March 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$7,518	65	12,277	1,300	27	6,019	27,206
Special Mention	2,006	29	24,286	3,202	33	4,111	33,667
Substandard	1,534	79	5,052	2,669	27	796	10,157
Total loans receivable	$11,058	173	41,615	7,171	87	10,926	71,030

Performing	$10,333	164	41,615	6,043	87	10,926	69,168
Nonperforming:
90 days past due still accruing	725	9	—	1,128	—	—	1,862
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	725	9	—	1,128	—	—	1,862
Total loans receivable	$11,058	173	41,615	7,171	87	10,926	71,030

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$658,031	89,919	898,328	287,491	19,817	296,038	2,249,624
Special Mention	4,086	30	28,670	4,201	35	12,339	49,361
Substandard	3,657	192	6,822	3,101	138	6,633	20,543
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

Performing	$663,161	90,024	932,280	293,557	19,968	314,697	2,313,687
Nonperforming:
90 days past due still accruing	686	9	—	1,185	—	—	1,880
Nonaccrual	1,927	108	1,540	51	22	313	3,961
Total nonperforming	2,613	117	1,540	1,236	22	313	5,841
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528
33

	At December 31, 2017
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$652,508	89,853	887,458	286,857	19,785	295,470	2,231,931
Special Mention	—	—	2,526	79	—	2,067	4,672
Substandard	2,089	108	1,485	501	110	217	4,510
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113

Performing	$652,670	89,853	889,929	287,386	19,873	297,441	2,237,152
Nonperforming:
90 days past due still accruing	—	—	—	—	—	—	—
Nonaccrual	1,927	108	1,540	51	22	313	3,961
Total nonperforming	1,927	108	1,540	51	22	313	3,961
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$5,523	66	10,870	634	32	568	17,693
Special Mention	4,086	30	26,144	4,122	35	10,272	44,689
Substandard	1,568	84	5,337	2,600	28	6,416	16,033
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415

Performing	$10,491	171	42,351	6,171	95	17,256	76,535
Nonperforming:
90 days past due still accruing	686	9	—	1,185	—	—	1,880
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	686	9	—	1,185	—	—	1,880
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415

There were no loans 90 days or more past due and still accruing at December 31, 2017.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

Troubled Debt Restructurings

At March 31, 2018, there were $6.5 million in loans designated as troubled debt restructurings of which $5.1 million were accruing. At March 31, 2017, there were $6.6 million in loans designated as troubled debt restructurings of which $5.5 million were accruing. At December 31, 2017, there were $6.5 million in loans designated as troubled debt restructurings of which $5.3 million were accruing.

34

There was one loan with a premodification and post modification balance of $135,000 identified as a troubled debt restructuring during the three months ended March 31, 2018 due to an interest rate change. There was one loan with a premodification and post modification balance of $342,000 identified as a troubled debt restructuring during the three months ended March 31, 2017 due to a payment structure change.

No loans previously restructured in the twelve months prior to March 31, 2018 and 2017 went into default during the three and three months ended March 31, 2018 and 2017.

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in real estate acquired through foreclosure for the periods ended March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$3,106	1,179
Additions	17	2,554
Sales	(1,160)	(627)
Write downs	—	—
Balance at end of period	$1,963	3,106

A summary of the composition of real estate acquired through foreclosure follows:

	At March 31,	At December 31,
	2018	2017
	(In thousands)
Real estate loans:
One-to-four family	$487	709
Construction and development	1,476	2,397
	$1,963	3,106

NOTE 7 - DEPOSITS

Deposits outstanding by type of account at March 31, 2018 and December 31, 2017 are summarized as follows:

	At March 31,	At December 31,
	2018	2017
	(In thousands)
Noninterest-bearing demand accounts	$547,744	525,615
Interest-bearing demand accounts	558,942	551,308
Savings accounts	212,249	213,142
Money market accounts	463,676	452,734
Certificates of deposit:
Less than $250,000	791,789	755,887
$250,000 or more	102,569	106,243
Total certificates of deposit	894,358	862,130
Total deposits	$2,676,969	2,604,929
35

The aggregate amount of brokered certificates of deposit was $114.5 million and $99.2 million at March 31, 2018 and December 31, 2017, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $50.9 million and $39.1 million at March 31, 2018 and December 31, 2017, respectively.

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
36

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

Loans receivable - During the first quarter of 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets.

As of March 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

As of December 31, 2017, the fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios are then further discounted to incorporate credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price as of December 31, 2017. Loans receivable are classified within Level 3 of the valuation hierarchy.

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

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2018 and December 31, 2017 are as follows:

	At March 31, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$25,761	25,761	25,761	—	—
Interest-bearing cash	35,603	35,603	35,603	—	—
Securities available-for-sale	753,363	753,363	—	742,492	10,871
Federal Home Loan Bank stock	17,913	17,913	—	—	17,913
Other investments	3,432	3,432	—	—	3,432
Derivative assets	4,913	4,913	3,324	1,589	—
Loans held for sale	24,618	24,618	—	24,618	—
Loans receivable, net	2,367,310	2,380,824	—	—	2,380,824
Accrued interest receivable	11,502	11,502	—	11,502	—
Mortgage servicing rights	21,719	28,759	—	—	28,759

Financial liabilities:
Deposits	2,676,969	2,681,879	—	2,681,879	—
Short-term borrowed funds	308,500	306,572	—	306,572	—
Long-term debt	67,303	65,700	—	65,700	—
Derivative liabilities	164	164	32	132	—
Accrued interest payable	1,288	1,288	—	1,288	—
39

	At December 31, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$25,254	25,254	25,254	—	—
Interest-bearing cash	55,998	55,998	55,998	—	—
Securities available-for-sale	743,239	743,239	—	733,727	9,512
Federal Home Loan Bank stock	19,065	19,065	—	—	19,065
Other investments	3,446	3,446	—	—	3,446
Derivative assets	2,803	2,803	1,608	1,195	—
Loans held for sale	35,292	35,292	—	35,292	—
Loans receivable, net	2,308,050	2,311,088	—	—	2,311,088
Accrued interest receivable	11,992	11,992	—	11,992	—
Mortgage servicing rights	21,003	26,255	—	—	26,255

Financial liabilities:
Deposits	2,604,929	2,597,526	—	2,597,526	—
Short-term borrowed funds	340,500	339,870	—	339,870	—
Long-term debt	72,259	71,859	—	71,859	—
Derivative liabilities	156	156	95	61	—
Accrued interest payable	1,126	1,126	—	1,126	—

	At March 31, 2018		At December 31, 2017
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(In thousands)
Commitments to extend credit	$439,454	—	422,065	—
Standby letters of credit	3,547	—	4,449	—

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

Securities Available-for-Sale

Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At March 31, 2018 and December 31, 2017, the Company’s investment securities available-for-sale are recurring Level 2 except for trust preferred securities which are determined to be Level 3.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2018 and December 31, 2017:

	Quoted market	Significant other	Significant other
	price in active	observable inputs	unobservable inputs
	markets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2018
Available-for-sale investment securities:
Municipal securities	$—	208,158	—
US government agencies	—	16,066	—
Collateralized loan obligations	—	135,184	—
Corporate securities	—	6,981	—
Mortgage-backed securities:
Agency	—	231,613	—
Non-agency	—	144,490	—
Trust Preferred Securities	—	—	10,871
Loans held for sale	—	24,618	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	1,651	—	—
Non-hedging derivatives:
Interest rate swaps	1,673	—	—
Mortgage loan interest rate lock commitments	—	1,380	—
Mortgage loan forward sales commitments	—	209	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	32	—	—
Mortgage-backed securities forward sales commitments	—	132	—
Total	$3,356	768,831	10,871

December 31, 2017
Available-for-sale investment securities:
Municipal securities	$—	247,350	—
US government agencies	—	12,008	—
Collateralized loan obligations	—	128,643	—
Corporate securities	—	7,006	—
Mortgage-backed securities:
Agency	—	243,595	—
Non-agency	—	95,125	—
Trust preferred securities	—	—	9,512
Loans held for sale	—	35,292	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	644	—	—
Non-hedging derivatives:
Interest rate swaps	964	—	—
Mortgage loan interest rate lock commitments	—	890	—
Mortgage loan forward sales commitments	—	305	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	95	—	—
Mortgage-backed securities forward sales commitments	—	61	—
Total	$1,703	770,275	9,512

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2018 and December 31, 2017:

	Quoted market	Significant other	Significant other
	price in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2018
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	5,779
Home equity	—	—	150
Commercial real estate	—	—	5,243
Construction and development	—	—	1,778
Consumer loans	—	—	41
Commercial business loans	—	—	397
Real estate owned:
One-to-four family	—	—	487
Construction and development	—	—	1,476
Mortgage servicing rights	—	—	28,759
Total	$—	—	44,110

December 31, 2017
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,371
Home equity	—	—	79
Commercial real estate	—	—	4,811
Construction and development	—	—	318
Consumer loans	—	—	26
Commercial business loans	—	—	269
Real estate owned:
One-to-four family			709
Construction and development	—	—	2,397
Mortgage servicing rights	—	—	26,255
Total	$—	—	38,235
43

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2018 and December 31, 2017
		Significant	Significant Unobservable
	Valuation Technique	Observable Inputs	Inputs
Impaired Loans	Appraisal Value	Appraisals and or sales of	Appraisals discounted 10% to 20% for
		comparable properties	sales commissions and other holding costs

Real estate owned	Appraisal Value/	Appraisals and or sales of	Appraisals discounted 10% to 20% for
	Comparison Sales	comparable properties	sales commissions and other holding costs

Mortgage Servicing Rights	Discounted cash flows	Comparable sales	Discount rates averaging 11% - 13%
in each period presented
Prepayment rates averaging 6% - 8% in 2018
Prepayment rates averaging 8% - 10% in 2017

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

The following is a summary of the reconciliation of weighted average shares outstanding for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018		2017
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	20,908,225	20,908,225	13,919,711	13,919,711
Effect of dilutive securities	—	211,091	—	219,530
Weighted average shares outstanding	20,908,225	21,119,316	13,919,711	14,139,241

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of March 31, 2018 and 2017 used to calculate book value per share:

	As of March 31,
	2018	2017

Issued and outstanding shares	21,057,539	16,185,408
Less nonvested restricted stock awards	(136,395)	(227,439)
Period end dilutive shares	20,921,144	15,957,969

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

The following tables present selected financial information for the Company’s reportable business segments for the three months ended March 31, 2018 and 2017:

	Community	Mortgage
For the Three Months Ended March 31, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$37,257	431	13	(25)	37,676
Interest expense	5,084	53	461	(53)	5,545
Net interest income (expense)	32,173	378	(448)	28	32,131
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	5,059	4,924	65	—	10,048
Intersegment noninterest income	242	17	—	(259)	—
Noninterest expense	32,929	4,389	280	—	37,598
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	4,545	690	(665)	11	4,581
Income tax expense (benefit)	561	128	(168)	4	525
Net income (loss)	$3,984	562	(497)	7	4,056

	Community	Mortgage
For the Three Months Ended March 31, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$17,257	395	6	12	17,670
Interest expense	2,218	12	182	(12)	2,400
Net interest income (expense)	15,039	383	(176)	24	15,270
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	2,419	4,812	—	—	7,231
Intersegment noninterest income	242	34	—	(276)	—
Noninterest expense	11,324	4,053	209	—	15,586
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	6,376	936	(387)	(10)	6,915
Income tax expense (benefit)	1,867	291	(143)	(4)	2,011
Net income (loss)	$4,509	645	(244)	(6)	4,904

The following tables present selected financial information for the Company’s reportable business segments for March 31, 2018 and December 31, 2017:

	Community	Mortgage
At March 31, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$3,551,890	77,105	506,580	(582,499)	3,553,076
Loans receivable, net	2,347,478	30,321	—	(10,489)	2,367,310
Loans held for sale	4,098	20,520	—	—	24,618
Deposits	2,683,154	—	—	(6,185)	2,676,969
Borrowed funds	343,500	10,028	32,303	(10,028)	375,803

	Community	Mortgage
At December 31, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$3,516,551	81,681	503,144	(582,359)	3,519,017
Loans receivable, net	2,295,316	28,206	—	(15,472)	2,308,050
Loans held for sale	5,999	29,293	—	—	35,292
Deposits	2,611,106	—	—	(6,177)	2,604,929
Borrowed funds	380,500	15,000	32,259	(15,000)	412,759
46

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 and assesses our financial condition as of March 31, 2018 as compared to December 31, 2017. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2017 included in our Form 10-K for that period. Results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period.

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
47

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

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements prove to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q and our other reports filed pursuant to the Securities Exchange Act of 1934. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

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

CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is a wholesale mortgage company licensed to provide mortgage banking services in 48 states and the District of Columbia and partners with community banks, credit unions and mortgage brokers.

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

Recent Events

Executive Summary of Operating Results

The following is a summary of the Company’s financial highlights and significant events in the first quarter of 2018:

•	Net income for the first quarter 2018 decreased 17.29% to $4.1 million, or $0.19 per diluted share, from $4.9 million, or $0.35 per diluted share for the first quarter of 2017. Included in net income are pretax merger related expenses of $14.7 million for the first quarter of 2018 compared to $1.3 million for the first quarter of 2017.

•	Operating earnings for the first quarter of 2018, which excludes certain non-operating income and expenses, increased 160.0% to $14.9 million, or $0.71 per diluted share, from $5.8 million, or $0.41 per diluted share, from the first quarter of 2017.

•	Performance ratios first quarter of 2018 compared to first quarter of 2017:
o	Return on average assets was 0.46% compared to 1.11%.
o	Operating return on average assets was 1.70% compared to 1.30%.
o	Return on average tangible equity was 4.90% compared to 9.98%.
o	Operating return on average tangible equity was 18.06% compared to 11.70%.
o	Average stockholders’ equity to average assets increased to 12.85% compared to 11.88%.

•	Loans receivable, grew at an annualized rate of 10.4% or $60.5 million, since December 31, 2017.
•	Nonperforming assets to total assets were 0.30% at March 31, 2018 compared to 0.20% at December 31, 2017.
•	Total deposits, increased $72.0 million since December 31, 2017. Core deposits increased $39.8 million since December 31, 2017.

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

The following is a summary of the Company’s performance measures:

	At or for the Three Months Ended
Selected Financial Data:	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

Selected Average Balances:
Total assets	$3,522,407	3,048,214	2,230,586	2,166,803	1,768,323
Investment securities and FHLB stock	770,161	647,276	521,569	510,706	373,551
Loans receivable, net	2,322,203	2,003,429	1,463,771	1,412,940	1,214,777
Loans held for sale	21,645	25,001	27,282	22,412	17,827
Deposits	2,616,640	2,352,303	1,710,263	1,633,285	1,330,805
Stockholders’ equity	477,830	380,529	286,524	277,708	210,071

Performance Ratios (annualized):
Return on average stockholders’ equity	3.40%	6.65%	11.16%	13.45%	9.34%
Return on average tangible equity (Non-GAAP)	4.90%	8.78%	13.24%	16.02%	9.98%
Return on average assets	0.46%	0.83%	1.43%	1.72%	1.11%
Operating return on average stockholders’ equity (Non-GAAP)	12.51%	11.69%	11.02%	13.15%	10.95%
Operating return on average tangible equity (Non-GAAP)	18.06%	15.44%	13.08%	15.65%	11.70%
Operating return on average assets (Non-GAAP)	1.70%	1.46%	1.42%	1.69%	1.30%
Average earning assets to average total assets	89.28%	89.25%	91.09%	90.68%	91.99%
Average loans receivable to average deposits	88.75%	85.17%	85.59%	86.51%	91.28%
Average stockholders’ equity to average assets	13.57%	12.48%	12.85%	12.82%	11.88%
Net interest margin-tax equivalent (1)	4.20%	4.19%	3.94%	4.03%	3.93%
Net charge-offs (recoveries) to average loans receivable	(0.21)%	0.02%	0.02%	(0.01)%	(0.01)%
Nonperforming assets to period end loans receivable	0.45%	0.30%	0.44%	0.48%	0.52%
Nonperforming assets to total assets	0.30%	0.20%	0.29%	0.31%	0.34%
Nonperforming loans to total loans	0.36%	0.17%	0.33%	0.38%	0.42%
Allowance for loan losses as a percentage of gross loans receivable (end of period) (2)	0.53%	0.49%	0.72%	0.75%	0.76%
Allowance for loan losses as a percentage of non-acquired loans receivable (Non-GAAP)	0.85%	0.85%	0.87%	0.93%	0.96%
Allowance for loan losses as a percentage of nonperforming loans (2)	146.93%	291.81%	216.53%	196.85%	180.66%

(1) Net interest margin-tax equivalent reflects tax-exempt income on a tax-equivalent basis.

(2) Acquired loans represent 36.8%, 41.5%, 17.3%, 19.4%, and 21.4% of gross loans receivable at March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, March 31, 2017, respectively.

The following table presents a reconciliation of Non-GAAP performance measures for consolidated operating earnings and corresponding ratios:

	For the Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
As Reported:
Income before income taxes	$4,581	10,630	11,968	12,013	6,915
Tax expense	525	4,302	3,975	2,673	2,011
Net Income	$4,056	6,328	7,993	9,340	4,904

Average equity	$477,830	380,529	286,524	277,708	210,071
Average tangible equity (Non-GAAP)	$331,047	288,156	241,489	233,256	196,561
Average assets	$3,522,407	3,048,214	2,230,586	2,166,803	1,768,323

Return on average assets	0.46%	0.83%	1.43%	1.72%	1.11%
Return on average equity	3.40%	6.65%	11.16%	13.45%	9.34%
Return on average tangible equity (Non-GAAP)	4.90%	8.78%	13.24%	16.02%	9.98%

Weighted average common shares outstanding:
Basic	20,908,225	19,207,307	16,029,332	16,029,332	13,919,711
Diluted	21,119,316	19,443,353	16,187,869	16,180,171	14,139,241
Earnings per common share:
Basic	$0.19	0.33	0.50	0.58	0.35
Diluted	$0.19	0.33	0.49	0.58	0.35

Operating Earnings and Performance Ratios:
Income before income taxes	$4,581	10,630	11,968	12,013	6,915
Net gain/(loss) on sale of securities	697	242	(368)	(621)	(185)
Fair value adjustments on interest rate swaps	(803)	(419)	(90)	69	58
Merger related expenses	14,710	6,391	311	279	1,319
Operating earnings before income taxes	19,185	16,844	11,821	11,740	8,107
Tax expense (1)	4,242	5,721	3,926	2,612	2,358
Operating earnings (Non-GAAP)	$14,943	11,123	7,895	9,128	5,749

Average equity	$477,830	380,529	286,524	277,708	210,071
Less average intangible assets	(146,783)	(92,373)	(45,035)	(44,452)	(13,510)
Average tangible common equity (Non-GAAP)	$331,047	288,156	241,489	233,256	196,561

Average assets	$3,522,407	3,048,214	2,230,586	2,166,803	1,768,323
Less average intangible assets	(146,783)	(92,373)	(45,035)	(44,452)	(13,510)
Average tangible assets (Non-GAAP)	$3,375,624	2,955,841	2,185,551	2,122,351	1,754,813

Operating return on average assets (Non-GAAP)	1.70%	1.46%	1.42%	1.69%	1.30%
Operating return on average equity (Non-GAAP)	12.51%	11.69%	11.02%	13.15%	10.95%
Operating return on average tangible assets (Non-GAAP)	1.77%	1.51%	1.44%	1.72%	1.31%
Operating return on average tangible equity (Non-GAAP)	18.06%	15.44%	13.08%	15.65%	11.70%

Weighted average common shares outstanding:
Basic	20,908,225	19,207,307	16,029,332	16,029,332	13,919,711
Diluted	21,119,316	19,443,353	16,187,869	16,180,171	14,139,241
Operating earnings per common share:
Basic (Non-GAAP)	$0.71	0.58	0.49	0.57	0.41
Diluted (Non-GAAP)	$0.71	0.57	0.49	0.56	0.41

(1)	Tax expense is determined using the effective tax rate adjusted to eliminate the impact of the non-operating items.

Carolina Financial Corporation

Reconciliation of Non-GAAP Financial Measures - Consolidated

(Unaudited)

(In thousands, except share data)
	At the Month Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017

Core deposits:
Noninterest-bearing demand accounts	$547,744	525,615	333,267	330,641	298,365
Interest-bearing demand accounts	558,942	551,308	309,241	298,123	309,961
Savings accounts	212,249	213,142	69,552	70,336	66,506
Money market accounts	463,676	452,734	377,754	380,108	363,600
Total core deposits (Non-GAAP)	1,782,611	1,742,799	1,089,814	1,079,208	1,038,432

Certificates of deposit:
Less than $250,000	791,789	755,887	567,483	539,177	524,836
$250,000 or more	102,569	106,243	50,357	45,344	44,452
Total certificates of deposit	894,358	862,130	617,840	584,521	569,288
Total deposits	$2,676,969	2,604,929	1,707,654	1,663,729	1,607,720
52

	At the Month Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
Tangible book value per share:
Total stockholders’ equity	$475,046	475,381	290,224	281,818	271,454
Less intangible assets	(146,387)	(147,193)	(44,953)	(45,123)	(45,292)
Tangible common equity (Non-GAAP)	$328,659	328,188	245,271	236,695	226,162

Issued and outstanding shares	21,057,539	21,022,202	16,159,309	16,156,943	16,185,408
Less nonvested restricted stock awards	(136,395)	(134,302)	(99,639)	(101,489)	(227,439)
Period end dilutive shares	20,921,144	20,887,900	16,059,670	16,055,454	15,957,969

Total stockholders’ equity	$475,046	475,381	290,224	281,818	271,454
Divided by period end dilutive shares	20,921,144	20,887,900	16,059,670	16,055,454	15,957,969
Common book value per share	$22.71	22.76	18.07	17.55	17.01

Tangible common equity (Non-GAAP)	$328,659	328,188	245,271	236,695	226,162
Divided by period end dilutive shares	20,921,144	20,887,900	16,059,670	16,055,454	15,957,969
Tangible common book value per share (Non-GAAP)	$15.71	15.71	15.27	14.74	14.17

	At the Month Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
Acquired and non-acquired loans:
Acquired loans receivable	$877,012	962,300	257,461	278,275	303,244
Non-acquired loans receivable	1,503,006	1,357,228	1,227,000	1,157,145	1,113,766
Total loans receivable	$2,380,018	2,319,528	1,484,461	1,435,420	1,417,010
% Acquired	36.85%	41.49%	17.34%	19.39%	21.40%

Non-acquired loans	$1,503,006	1,357,228	1,227,000	1,157,145	1,113,766
Allowance for loan losses	12,708	11,478	10,662	10,750	10,715
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.85%	0.85%	0.87%	0.93%	0.96%

Total loans receivable	$2,380,018	2,319,528	1,484,461	1,435,420	1,417,010
Allowance for loan losses	12,708	11,478	10,662	10,750	10,715
Allowance for loan losses to total loans receivable	0.53%	0.49%	0.72%	0.75%	0.76%

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2017 Annual Report on Form 10-K, except as reflected below. Refer to the notes to our consolidated financial statements in our 2017 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations

Summary

The Company reported a decrease in net income for the three months ended March 31, 2018 to $4.1 million, or $0.19 per diluted share, as compared to $4.9 million, or $0.35 per diluted share, for the three months ended March 31, 2017. Included in net income for the three months ended March 31, 2018 and 2017 were pretax merger related expenses of $14.7 million and $1.3 million, respectively.

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

Net interest income increased to $32.1 million for the three months ended March 31, 2018 from $15.3 million for the three months ended March 31, 2017. The increase in net interest income is a result of the increase in average interest-earning assets balances, as well as an increase in the net interest margin on a tax equivalent yield basis of 27 basis points over the comparable prior year quarter. The increase in average earnings assets for the three months ended March 31, 2018 is primarily the result of increased balances of securities available for sale and loans receivable.

The growth in loan balances was primarily the result of strong organic growth in both commercial and residential lending as well as two acquisitions. On March 18, 2017, the Company acquired approximately $194.7 million of loans, net of purchase accounting adjustments, as part of the acquisition of Greer. In addition, on November 1, 2017, the Company acquired approximately $759.2 million of loans, net of purchase accounting adjustments, as part of the acquisition of First South.

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

	For The Three Months Ended March 31,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$21,645	204	3.82%	17,827	168	3.83%
Loans receivable, net (1)	2,322,203	31,458	5.49%	1,214,777	14,798	4.95%
Interest-bearing cash	26,788	104	1.58%	16,384	32	0.79%
Securities available for sale	751,541	5,708	3.04%	363,505	2,551	2.81%
Dividends from non-equitable securities	18,620	175	3.81%	10,046	101	4.09%
Other investments	4,113	27	2.66%	4,124	20	1.94%
Total interest-earning assets	3,144,910	37,676	4.86%	1,626,663	17,670	4.42%
Non-earning assets	377,497			141,660
Total assets	$3,522,407			1,768,323

Interest-bearing liabilities:
Demand accounts	525,927	342	0.26%	187,178	115	0.25%
Money market accounts	464,505	630	0.55%	305,275	288	0.38%
Savings accounts	213,068	110	0.21%	84,973	21	0.10%
Certificates of deposit	874,654	2,560	1.19%	478,310	1,268	1.08%
Short-term borrowed funds	330,494	1,253	1.54%	176,525	355	0.82%
Long-term debt	71,864	650	3.67%	30,538	353	4.70%
Total interest-bearing liabilities	2,480,512	5,545	0.91%	1,262,799	2,400	0.77%
Noninterest-bearing deposits	538,486			275,069
Other liabilities	25,579			20,384
Stockholders’ equity	477,830			210,071

Total liabilities and
Stockholders’ equity	$3,522,407			1,768,323

Net interest spread			3.95%			3.65%
Net interest margin	4.14%			3.82%

Net interest margin (tax-equivalent) (2)	4.20%			3.93%
Net interest income		$32,131			15,270

(1) Average balances of loans include nonaccrual loans.

(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 4.14%, or 4.20% on a tax-equivalent basis, for the three months ended March 31, 2018 compared to 3.82%, or 3.93% on a tax equivalent basis, for the three months ended March 31, 2017. The increase in margin from period to period is the result of an increase in yield on securities available for sale and loans receivable. The yield on loans receivable during the quarter ended March 31, 2018 and 2017 reflects accretion income of $2.9 million and $372,000 respectively.

Our net interest spread, which is not on a tax-equivalent basis, was 3.95% for the three months ended March 31, 2018 as compared to 3.65% for the same period in 2017. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 30 basis point increase in net interest spread is a result of the 44 basis point increase in yield on interest-earning assets net of a 14 basis point increase in rates paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing because of the increases in the prime rate and the impact of accretion income from acquired loans.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended March 31, 2018 and 2017.

	For the Three Months
	Ended March 31,
	2018	2017
	(In thousands)
Balance, beginning of period	$11,478	10,688
Provision for loan losses	—	—
Loan charge-offs	(133)	(26)
Loan recoveries	1,363	53
Balance, end of period	$12,708	10,715

The Company experienced net recoveries of $1.2 million for the three months ended March 31, 2018 and net recoveries of $27,000 for the three months ended March 31, 2017. Asset quality has remained relatively consistent since December 31, 2017, with nonperforming assets to total assets increasing to 0.30% as of March 31, 2018 as compared to 0.20% as of December 31, 2017. No provision expense for loan losses was recorded during the first three months of 2018 or 2017 primarily due to the net recoveries experienced and asset quality. However, based on historical loan growth, management believes that it will record a provision for loan losses during 2018.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three months ended March 31, 2018 and 2017 are presented below:

	For the Three Months
	Ended March 31,
	2018	2017
	(In thousands)
Noninterest income:
Mortgage banking income	$3,801	3,608
Deposit service charges	2,024	858
Net (loss) gain on sale of securities	(697)	185
Fair value adjustments on interest rate swaps	803	(58)
Net increase in cash value life insurance	390	211
Mortgage loan servicing income	2,025	1,566
Other	1,702	861
Total noninterest income	$10,048	7,231

Noninterest income increased $2.8 million to $10.0 million for the three months ended March 31, 2018 from $7.2 million for the three months ended March 31, 2017. The increase in noninterest income for the three months ended March 31, 2018 primarily relates to an increase in deposit service charges and mortgage loan servicing. These increases were the result of acquisitions and organic growth.

The following table provides a break out of mortgage banking income from our Bank’s retail mortgage team “Community banking” and Crescent Mortgage Company “Wholesale mortgage banking”.

	For the Three Months Ended March 31,
	Loan Originations		Mortgage Banking Income		Margin
	2018	2017	2018	2017	2018	2017
Additional segment information:
Community banking	$31,427	14,753	653	358	2.08%	2.43%
Wholesale mortgage banking	180,494	180,830	3,148	3,250	1.74%	1.80%
Total	$211,921	195,583	3,801	3,608	1.79%	1.84%

The Bank’s retail mortgage originations of $31.4 million in the first quarter of 2018 are $16.7 million higher than the corresponding quarter in 2017. This is the result of the Company’s continued focus on growing its retail mortgage operations both organically and through acquisition. Margins realized on this production have seen competitive pressures.

The wholesale mortgage banking originations in the first quarter of 2018 are essentially flat with the corresponding quarter in 2017. Margins have decreased 6bps during this period.

The Company recognized a net loss on sale of available-for-sale securities of $697,000 in the first quarter of 2018 and recognized a net gain on sale of $185,000 in the first quarter of 2017.

The fair value adjustment on interest rate swaps increased noninterest income by $803,000 for the three months ended March 31, 2018 compared to a decrease in noninterest income of $58,000 for three months ended March 31, 2017. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The Company uses standalone interest rate swaps to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months
	Ended March 31,
	2018	2017
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$13,668	8,609
Occupancy and equipment	3,652	2,182
Marketing and public relations	376	381
FDIC insurance	255	100
Recovery of mortgage loan repurchase losses	(150)	(225)
Legal expense	76	65
Other real estate expense, net	(94)	20
Mortgage subservicing expense	565	486
Amortization of mortgage servicing rights	979	669
Merger related expenses	14,710	1,319
Other	3,561	1,980
Total noninterest expense	$37,598	15,586

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased to $37.6 million for the three months ended March 31, 2018 from $15.6 million for the three months ended March 31, 2017. The increase in noninterest expense results from an increase in salaries and employee benefits and occupancy and equipment associated with the acquisitions of Greer during the first quarter of 2017 and First South in the fourth quarter of 2017. Merger related expenses totaled $14.7 million for the three months ended March 31, 2018 as compared to $1.3 million for the three months ended March 31, 2017.

During the first quarter of 2018, certain employees from the First South merger agreed to remain with the Company through its systems conversion. As a result of the conversion completion during the first quarter of 2018, the costs associated with these employees ceased. Also, the Company expects that it will incur additional expense during fiscal 2018 to add the next level of leadership to support its stated growth objectives. Overall, the net incremental costs are not expected to be material during fiscal 2018.

Income Tax Expense

Our effective tax rate was 11.5% for three month period ended March 31, 2018, compared to 29.1% for the three month period ended March 31, 2017. The decrease in the effective tax rate from period to period reflects a reduction in the federal income tax rate from 35% to 21% as enacted in the 2017 Tax Cuts Jobs Act on December 22, 2017. In addition to the lower federal tax rate, the Company incurred $14.7 million of merger related expenses in the first quarter of 2018 compared to $1.3 million in the first quarter of 2017. The Company’s tax rates also reflected tax benefits related to excess stock-based compensation.

Balance Sheet Review

Securities

Our primary objective in managing the investment portfolio is to maintain a portfolio of high quality, liquid investments yielding competitive returns. We are required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. We maintain investment balances based on a continuing assessment of cash flows, the level of current and expected loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk.

At March 31, 2018, our securities portfolio, excluding FHLB stock and other investments, was $753.4 million or approximately 21.2% of our assets. Our available-for-sale securities portfolio included US agency securities, municipal securities, collateralized loan obligations, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $753.4 million and an amortized cost of $755.1 million resulting in a net unrealized loss of $1.7 million.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

The increase in securities from period to period is attributable to the securities acquired with the acquisition of Greer on March 18, 2017 and First South on November 1, 2018. For additional information, see note 2 “Business Combinations” in the accompanying financial statements.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans receivable at March 31, 2018 and December 2017 were $2.4 billion and $2.3 billion, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of March 31, 2018, our loan portfolio included $2.0 billion, or 85.4%, of gross loans secured by real estate. As of December 31, 2017, our loan portfolio included $2.0 billion, or 85.6%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $60.5 million since December 31, 2017. The increase in loans receivable relates to the Bank’s focus on growing residential mortgage and commercial lending. For additional information, see the net interest margin discussion above as well as Note 2 “Business Combinations” in the accompanying financial statements. For additional information regarding loans, see Note 5, “Loans Receivable, Net”.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At March 31,		At December 31,
	2018		2017
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$689,249	28.96%	665,774	28.70%
Home equity	89,492	3.76%	90,141	3.89%
Commercial real estate	941,796	39.57%	933,820	40.26%
Construction and development	311,044	13.07%	294,793	12.71%
Consumer loans	17,752	0.75%	19,990	0.86%
Commercial business loans	330,685	13.89%	315,010	13.58%
Total gross loans receivable	2,380,018	100.00%	2,319,528	100.00%
Less:
Allowance for loan losses	12,708		11,478
Total loans receivable, net	$2,367,310		2,308,050

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At March 31, 2018
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$27,642	156,868	504,739	689,249
Home equity	7,931	21,497	60,064	89,492
Commercial real estate	98,601	578,609	264,586	941,796
Construction and development	103,119	174,222	33,703	311,044
Consumer loans	1,903	12,838	3,011	17,752
Commercial business loans	64,592	153,319	112,774	330,685
Total gross loans receivable	$303,788	1,097,353	978,877	2,380,018

Loans maturing - after one year:
Variable rate loans				$599,742
Fixed rate loans				1,476,488
				$2,076,230

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of nine consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of March 31, 2018, the Company had $1.7 million of PCI loans that were 90 days past due and accruing. At December 31, 2017, we had $1.9 million of credit-impaired loans under ASC 310-30 that were 90 days past due and still accruing.

Troubled Debt Restructurings (“TDRs”)

The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider. Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accrual status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated repayment performance in accordance with the modified terms for a reasonable period of time, generally a minimum of three months.

The following table summarizes nonperforming and problem assets at the end of the periods indicated.

	At March 31,	At December 31,
	2018	2017
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$2,302	1,140
Nonaccrual loans-other	6,347	2,793
Real estate acquired through foreclosure, net	1,963	3,106
Total Non-Performing Assets	$10,612	7,039

Problem Assets not included in Non-Performing Assets-Accruing renegotiated loans outstanding	$4,231	5,324

At March 31, 2018, nonperforming assets were $10.6 million, or 0.30% of total assets. Comparatively, nonperforming assets were $7.0 million, or 0.20% of total assets, at December 31, 2017. Nonperforming loans were 0.36% and 0.17% of gross loans receivable at March 31, 2018 and December 31, 2017, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $4.2 million at March 31, 2018, compared to $5.3 million at December 31, 2017. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at March 31, 2018 and December 31, 2017 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on loans greater than $100,000 on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

Credit quality indicators continue to show favorable metrics. The Company can make no assurances that nonperforming assets will continue to remain low in future periods. The Company continues to monitor the loan portfolio and foreclosed assets carefully and is continually working to reduce its problem assets.

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

The allowance for loan losses was $12.7 million, or 0.85% of non-acquired loans, at March 31, 2018, compared to $11.5 million, or 0.84% of total non-acquired loans, at December 31, 2017. Loans acquired in business combinations were $877.0 million and $962.3 million at March 31, 2018 and December 31, 2017, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. At March 31, 2018 and December 31, 2017, acquired non-credit impaired loans had a purchase discount remaining of $15.3 million and $17.7 million, respectively.

The table below shows a reconciliation of acquired and non-acquired loans and allowance for loan losses to non-acquired loans:

	At the Month Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
Acquired and non-acquired loans:
Acquired loans receivable	$877,012	952,220	257,461	278,275	303,244
Non-acquired loans receivable	1,503,006	1,367,308	1,227,000	1,157,145	1,113,766
Total loans receivable	$2,380,018	2,319,528	1,484,461	1,435,420	1,417,010
% Acquired	36.85%	41.05%	17.34%	19.39%	21.40%

Non-acquired loans	$1,503,006	1,367,308	1,227,000	1,157,145	1,113,766
Allowance for loan losses	12,708	11,478	10,662	10,750	10,715
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.85%	0.84%	0.87%	0.93%	0.96%

Total loans receivable	$2,380,018	2,319,528	1,484,461	1,435,420	1,417,010
Allowance for loan losses	12,708	11,478	10,662	10,750	10,715
Allowance for loan losses to total loans receivable	0.53%	0.49%	0.72%	0.75%	0.76%

The Company experienced net recoveries of $1.2 million for the three months ended March 31, 2018 and net recoveries of $27,000 for the three months ended March 31, 2017. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets slightly increasing to 0.30% as of March 31, 2018 as compared to 0.20% as of December 31, 2017.

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2018 and 2017.

	For the Three Months
	Ended March 31
	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$11,478	10,688
Provision for loan losses	—	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	—	(17)
Home equity	—	—
Commercial real estate	(34)	—
Construction and development	(1)	—
Consumer loans	(9)	(9)
Commercial business loans	(89)	—
Total loan charge-offs	(133)	(26)
Loan recoveries:
Loans secured by real estate:
One-to-four family	5	1
Home equity	8	—
Commercial real estate	5	25
Construction and development	1,036	1
Consumer loans	40	4
Commercial business loans	269	22
Total loan recoveries	1,363	53
Net loan recoveries	1,230	27
Balance, end of period	$12,708	10,715

Allowance for loan losses as a percentage of loans receivable (end of period)	0.53%	0.76%
Net charge-offs (recoveries) to average loans receivable (annualized)	(0.21)%	(0.01)%

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

The Company was servicing $3.0 billion loans for others at March 31, 2018 and $2.9 billion at December 31, 2017. Mortgage servicing rights asset had a balance of $21.7 million and $21.0 million at March 31, 2018 and December 31, 2017, respectively. The economic estimated fair value of the mortgage servicing rights was $28.8 million and $26.3 million at March 31, 2018 and December 31, 2017, respectively. Amortization expense related to the mortgage servicing rights was $979,000 and $669,000 during the three months ended March 31, 2018 and 2017, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three months ended March 31, 2018 and 2017.

	For the Three Months
	Ended March 31,
	2018	2017
	(In thousands)
MSR beginning balance	$21,003	15,032
Amount capitalized	1,695	1,429
Amount amortized	(979)	(669)
MSR ending balance	$21,719	15,792
64

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

The following table demonstrates the activity for the reserve for mortgage repurchase losses for the three months ended March 31, 2018 and 2017.

	For the Three Months
	Ended March 31,
	2018	2017
	(In thousands)
Beginning Balance	$1,892	2,880
Losses paid	—	(72)
Recoveries	—	—
Recovery of mortgage loan repurchase losses	(150)	(225)
Ending balance	$1,742	2,583

For the three months ended March 31, 2018 and 2017, the Company recorded a recovery of mortgage repurchase losses of $150,000 and $225,000, respectively. The reduction in the reserve for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. As a result of the Company’s analysis of its reserve for mortgage loan repurchase losses, the reserve was reduced accordingly.

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At March 31, 2018, deposits totaled $2.7 billion, an increase of $72.0 million from deposits of $2.6 billion at December 31, 2017. The increase in deposits since December 31, 2017 relates to continued efforts to increase our core deposits through business development.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Three Months
	Ended March 31,
	2018		2017
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$525,927	0.86%	187,178	0.25%
Money market accounts	464,505	1.37%	305,275	0.38%
Savings accounts	213,068	0.58%	84,973	0.10%
Certificates of deposit less than $100,000	423,321	1.09%	254,778	0.95%
Certificates of deposit of $100,000 or more	451,333	1.28%	223,532	1.19%
Total interest-bearing average deposits	2,078,154		1,055,736

Noninterest-bearing deposits	538,463		275,069
Total average deposits	$2,616,617		1,330,805

The maturity distribution of our time deposits of $100,000 or more is as follows:

At March 31, 2018
(In thousands)

Three months or less	$71,693
Over three through six months	79,609
Over six through twelve months	131,392
Over twelve months	174,399
Total certificates of deposits	$457,093

Borrowings

The followings table outlines our various sources of short-term borrowed funds during the three months ended March 31, 2018 and 2017 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowings source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended March 31, 2018	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$308,500	1.05% - 2.16%	379,000	330,494	1.54%

Long-term borrowed funds
Long-term FHLB advances, due 2018 through 2020	31,000	0.87% - 2.71%	42,500	39,583	1.94%
Subordinated debentures, due 2032 through 2037	32,303	3.50% - 5.00%	32,303	32,281	5.79%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended March 31, 2017	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$214,500	0.66% - 2.28%	214,500	176,525	0.82%

Long-term borrowed funds
Long-term FHLB advances, due 2018 through 2020	32,000	0.69% - 2.71%	32,000	13,894	4.94%
Subordinated debentures, due 2032 through 2037	23,304	2.77% - 4.25%	26,806	16,644	4.36%

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At March 31, 2018, the Company had FHLB advances of $339.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $415.8 million.

Lines of credit with the FRB are based on collateral pledged. At March 31, 2018 the Company had lines available with the FRB for $208.4 million. At March 31, 2018 the Company had no FRB advances outstanding.

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

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at March 31, 2018 and December 31, 2017 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2018
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$328,707	12.15%	83,446	5.125%	113,975	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	359,894	13.30%	107,869	6.625%	138,398	8.500%	N/A	N/A
Total capital (to risk weighted assets)	372,602	13.76%	140,433	8.625%	170,962	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	359,894	10.66%	87,334	4.000%	87,334	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	356,465	13.18%	83,445	5.125%	113,974	7.000%	105,833	6.50%
Tier 1 capital (to risk weighted assets)	356,465	13.18%	107,868	6.625%	138,397	8.500%	130,256	8.00%
Total capital (to risk weighted assets)	369,173	13.65%	140,433	8.625%	170,961	10.500%	162,820	10.00%
Tier 1 capital (to total average assets)	356,465	10.56%	87,639	4.000%	87,639	4.000%	109,549	5.00%

December 31, 2017
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$328,511	12.42%	152,145	5.750%	185,220	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	359,654	13.59%	191,835	7.250%	224,910	8.500%	N/A	N/A
Total capital (to risk weighted assets)	371,133	14.03%	244,755	9.250%	277,830	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	359,654	12.38%	116,198	4.000%	116,198	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	355,024	13.43%	152,035	5.750%	185,086	7.000%	171,865	6.50%
Tier 1 capital (to risk weighted assets)	355,024	13.43%	191,696	7.250%	224,747	8.500%	211,527	8.00%
Total capital (to risk weighted assets)	366,503	13.86%	244,578	9.250%	277,629	10.500%	264,408	10.00%
Tier 1 capital (to total average assets)	355,024	12.21%	116,312	4.000%	116,312	4.000%	145,390	5.00%

The following table provides the amount of dividends and dividend payout ratios (dividends declared divided by net income) for the three months ended March 31, 2018 and 2017.

	For the Three Months
	Ended March 31,
	2018	2017
	(In thousands)

Dividends declared	$1,052	576
Dividend payout ratios	25.94%	11.75%

Off Balance Sheet Arrangements

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

At March 31, 2018, we had issued commitments to extend credit and standby letters of credit of approximately $443.0 million through various types of lending arrangements. There were 56 standby letters of credit included in the commitments for $3.5 million. Total fixed rate commitments were $253.6 million and variable rate commitments were $189.4 million.

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

As of March 31, 2018, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market condition.

		Annualized Hypothetical
Interest Rate Scenario		Percentage Change in
Change	Prime Rate	Net Interest Income

(1.00)%	3.75%	(3.60)%
0.00%	4.75%	0.00%
1.00%	5.75%	0.4%
2.00%	6.75%	0.8%
3.00%	7.75%	0.9%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for fiscal years ended December 31, 2017, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: May 10, 2018	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
73

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and between Carolina Financial Corporation, CBAC, Inc., and Congaree Bancshares, Inc. dated January 5, 2016.(1)

2.2	Agreement and Plan of Merger by and between Carolina Financial Corporation and Greer Bancshares Incorporated, dated November 7, 2016.(2)

2.3	Agreement and Plan of Merger and Reorganization by and between Carolina Financial Corporation and First South Bancorp, Inc. dated June 9, 2017. (3)

4.1	Restated Certificate of Incorporation.(4)

4.2	Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016).

4.3	Amendment to Restated certificate of Incorporation (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2018).

4.4	Amended and Restated Bylaws.(6)

4.5	Specimen Common Stock Certificate.(7)

4.6	See Exhibits 4.1, 4.2, and 4.3 for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws which define the rights of the stockholders.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation as of and for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 11, 2016.

(2)	Incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-3 filed on December 23, 2016.

(3)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2017.

(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on August 31, 2015.

(5)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016.

(6)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2016.

(7)	Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 10 filed on February 26, 2014.
74