Form 10-Q
period 2018-06-30
CAROLINA FINANCIAL CORP
filed 2018-08-09
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,611,363 shares of common stock, par value $0.01 per share, were issued and outstanding as of August 7, 2018.

2

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

CAROLINA FINANCIAL CORPORATION CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$27,327	25,254
Interest-bearing cash	54,751	55,998
Cash and cash equivalents	82,078	81,252
Securities available-for-sale (cost of $807,672 at June 30, 2018 and $736,975 at December 31, 2017)	804,968	743,239
Federal Home Loan Bank stock, at cost	19,019	19,065
Other investments	3,429	3,446
Derivative assets	6,001	2,803
Loans held for sale	39,473	35,292
Loans receivable, net of allowance for loan losses of $12,987 at June 30, 2018 and $11,478 at December 31, 2017	2,414,234	2,308,050
Premises and equipment, net	62,530	61,407
Accrued interest receivable	12,664	11,992
Real estate acquired through foreclosure, net	1,726	3,106
Deferred tax assets, net	6,073	2,436
Mortgage servicing rights	23,626	21,003
Cash value life insurance	57,982	57,195
Core deposit intangible	18,003	19,601
Goodwill	127,592	127,592
Other assets	13,693	21,538
Total assets	$3,693,091	3,519,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$577,568	525,615
Interest-bearing deposits	2,131,230	2,079,314
Total deposits	2,708,798	2,604,929
Short-term borrowed funds	354,500	340,500
Long-term debt	46,347	72,259
Derivative liabilities	129	156
Drafts outstanding	10,454	7,324
Advances from borrowers for insurance and taxes	4,558	3,005
Accrued interest payable	1,560	1,126
Reserve for mortgage repurchase losses	1,592	1,892
Dividends payable to stockholders	1,354	1,051
Accrued expenses and other liabilities	12,015	11,394
Total liabilities	3,141,307	3,043,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued or outstanding	—	—
Common stock, par value $.01; 50,000,000 shares and 25,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 22,570,182 and 21,022,202 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	226	210
Additional paid-in capital	412,300	348,037
Retained earnings	139,799	123,537
Accumulated other comprehensive income (loss), net of tax	(541)	3,597
Total stockholders’ equity	551,784	475,381
Total liabilities and stockholders’ equity	$3,693,091	3,519,017

See accompanying notes to consolidated financial statements.
3

CAROLINA FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share data)
Interest income
Loans	$32,753	18,280	64,416	33,247
Investment securities	6,359	3,661	12,066	6,214
Dividends from Federal Home Loan Bank stock	263	115	438	216
Other interest income	102	67	234	115
Total interest income	39,477	22,123	77,154	39,792
Interest expense
Deposits	4,248	2,098	7,891	3,790
Short-term borrowed funds	1,705	429	2,958	784
Long-term debt	619	498	1,269	850
Total interest expense	6,572	3,025	12,118	5,424
Net interest income	32,905	19,098	65,036	34,368
Provision for loan losses	559	—	559	—
Net interest income after provision for loan losses	32,346	19,098	64,477	34,368
Noninterest income
Mortgage banking income	4,215	4,289	8,017	7,897
Deposit service charges	1,988	998	4,012	1,856
Net gain (loss) on sale of securities	(746)	621	(1,443)	806
Fair value adjustments on interest rate swaps	451	(69)	1,255	(127)
Net increase in cash value life insurance	385	281	775	492
Mortgage loan servicing income	2,090	1,604	4,114	3,170
Other	2,644	1,081	4,346	1,941
Total noninterest income	11,027	8,805	21,076	16,035
Noninterest expense
Salaries and employee benefits	13,541	9,255	27,210	17,864
Occupancy and equipment	4,094	2,439	7,747	4,621
Marketing and public relations	322	416	698	797
FDIC insurance	265	75	520	175
Recovery of mortgage loan repurchase losses	(150)	(225)	(300)	(450)
Legal expense	157	151	233	216
Other real estate expense, net	105	26	11	45
Mortgage subservicing expense	568	505	1,132	991
Amortization of mortgage servicing rights	889	665	1,868	1,335
Merger related expenses	506	279	15,216	1,599
Other	4,074	2,304	7,635	4,283
Total noninterest expense	24,371	15,890	61,970	31,476
Income before income taxes	19,002	12,013	23,583	18,927
Income tax expense	4,036	2,673	4,561	4,684
Net income	$14,966	9,340	19,022	14,243
Earnings per common share:
Basic	$0.70	0.58	$0.91	0.95
Diluted	$0.70	0.58	$0.90	0.94
Dividends per common share	$0.06	0.04	$0.11	0.08
Weighted average common shares outstanding:
Basic	21,243,094	16,029,332	20,961,182	14,980,349
Diluted	21,454,039	16,180,171	21,174,936	15,144,796

See accompanying notes to consolidated financial statements.

4

CAROLINA FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months June 30,		For the Six Months June 30,
	2018	2017	2018	2017
	(In thousands)

Net income	$14,966	9,340	19,022	14,243

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	(1,759)	4,650	(8,323)	8,125
Tax effect	440	(1,674)	2,081	(2,925)

Reclassification adjustment for (gain) loss included in earnings	746	(621)	1,443	(806)
Tax effect	(187)	224	(361)	290

Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	356	(389)	1,363	(251)
Tax effect	(89)	140	(341)	90
Other comprehensive income, net of tax	(493)	2,330	(4,138)	4,523

Comprehensive income	$14,473	11,670	14,884	18,766

See accompanying notes to consolidated financial statements.
5

CAROLINA FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2016	12,548,328	$125	66,156	98,451	(1,542)	163,190
Issuance of common stock, net of offering expenses	1,807,143	18	47,653	—	—	47,671
Stock issued - Greer Bancshares Incorporated acquisition	1,789,523	18	54,205	—	—	54,223
Stock awards	68,385	1	108	—	—	109
Vested stock awards surrendered in cashless exercise	(56,436)	—	(365)	(1,306)	—	(1,671)
Stock-based compensation expense, net	—	—	752	—	—	752
Net income	—	—	—	14,243	—	14,243
Dividends declared to stockholders	—	—	—	(1,222)	—	(1,222)
Other comprehensive income, net of tax	—	—	—	—	4,523	4,523
Balance, June 30, 2017	16,156,943	$162	168,509	110,166	2,981	281,818

Balance, December 31, 2017	21,022,202	$210	348,037	123,537	3,597	475,381
Issuance of common stock, net of offering expenses	1,500,000	15	63,007	—	—	63,022
Stock awards	58,005	1	113	—	—	114
Vested stock awards surrendered in cashless exercise	(15,089)	—	(246)	(353)	—	(599)
Stock options exercised	5,064	—	56	—	—	56
Stock-based compensation expense, net	—	—	1,333	—	—	1,333
Net income	—	—	—	19,022	—	19,022
Dividends declared to stockholders	—	—	—	(2,407)		(2,407)
Other comprehensive income, net of tax	—	—	—	—	(4,138)	(4,138)
Balance, June 30, 2018	22,570,182	$226	412,300	139,799	(541)	551,784

See accompanying notes to consolidated financial statements.
6

CAROLINA FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$19,022	14,243
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	559	—
Amortization of unearned discount/premiums on investments, net	2,520	1,762
Accretion of deferred loan fees	(981)	(588)
Accretion of acquired loans	(4,817)	(1,451)
Amortization of core deposit intangibles	1,598	302
(Gain) loss on sale of available-for-sale securities, net	1,443	(806)
Mortgage banking income	(8,017)	(7,897)
Originations of loans held for sale	(450,286)	(433,852)
Proceeds from sale of loans held for sale	454,122	437,191
Amortization of fair value adjustments on subordinated debentures	88	31
Recovery of mortgage loan repurchase losses	(300)	(450)
Mortgage repurchase loan losses paid, net of recoveries	—	(76)
Fair value adjustments on interest rate swaps	(1,255)	127
Stock-based compensation	1,333	752
Increase in cash surrender value of bank owned life insurance	(775)	(492)
Depreciation	2,001	1,219
Loss on disposals of premises and equipment	8	3
(Gain) on sale of real estate acquired through foreclosure	(53)	(21)
Write-down of real estate acquired through foreclosure	126	—
Originations of mortgage servicing rights	(4,491)	(2,995)
Amortization of mortgage servicing rights	1,868	1,335
(Increase) decrease in:
Accrued interest receivable	(672)	(568)
Other assets	7,158	(2,276)
Increase (decrease) in:
Accrued interest payable	434	170
Dividends payable to stockholders	303	144
Accrued expenses and other liabilities	(2,041)	(9,511)
Cash flows (used in) provided by operating activities	18,895	(3,704)

		Continued
7

CAROLINA FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(215,651)	(144,383)
Maturities, payments and calls	57,796	24,591
Proceeds from sales	85,300	81,021
Increase in other investments	—	(14)
Decrease in Federal Home Loan Bank stock	46	2,122
Increase in loans receivable, net	(101,036)	(61,160)
Purchase of premises and equipment	(3,146)	(2,910)
Proceeds from disposals of premises and equipment	1	—
Proceeds from sale of real estate acquired through foreclosure	1,398	582
Net cash received for acquisitions	—	37,764
Cash flows used in investing activities	(175,292)	(62,387)

Cash flows from financing activities:
Net increase in deposit accounts	103,869	94,403
Net decrease in Federal Home Loan Bank advances	(12,000)	(53,500)
Net (decrease) increase in drafts outstanding	3,130	(2,354)
Net increase in advances from borrowers for insurance and taxes	1,553	1,626
Cash dividends paid on common stock	(2,407)	(1,078)
Proceeds from exercise of stock options	56	—
Proceeds from issuance of common stock	63,022	47,671
Cash flows provided by financing activities	157,223	86,768
Net increase in cash and cash equivalents	826	20,677
Cash and cash equivalents, beginning of period	81,252	24,352
Cash and cash equivalents, end of period	$82,078	45,029

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$11,684	4,996
Income taxes paid, net of refunds	63	4,025
Noncash investing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$91	757
Acquisitions:
Fair value of tangible assets acquired	$—	380,011
Other intangible assets acquired	—	4,480
Liabilities assumed	—	358,866
Net identifiable assets acquired over liabilities assumed	—	25,625
Common stock issued in acquisition	—	54,223
Goodwill	—	33,020

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

At June 30, 2018, statutory business trusts (“Trusts”) created or acquired by the Company had outstanding trust preferred securities with an aggregate par value of $36.0 million. The principal assets of the Trusts are $37.1 million of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $1.1 million of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10-K.

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

Management uses available information to recognize losses on loans and foreclosed real estate. However, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and foreclosed real estate. It is possible that the allowance for loan losses and valuation of foreclosed real estate may change materially in the near term.

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

Subsequent Events

Subsequent events are material events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of financial condition but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events were identified that required accrual or disclosure .

Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on stockholders’ equity or the net income as previously reported.

Recently Adopted Accounting Pronouncements

During the first quarter of 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. Refer to Note 8 -Estimated Fair Value of Financial Instruments for more information.

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

	As Reported by	Fair Value		As Recorded by
November 1, 2017	First South	Adjustments		the Company
Assets	(In thousands)
Cash and cash equivalents	$66,109			66,109
Securities available-for-sale	186,038			186,038
Federal Home Loan Bank stock	1,593			1,593
Loans held for sale	1,282			1,282
Loans receivable	783,779	(24,620	)(a)	759,159
Allowance for loan losses	(9,495)	9,495	(b)	—
Premises and equipment	10,761	1,500	(c)	12,261
Foreclosed assets	1,922	(556	)(d)	1,366
Core deposit intangible	1,410	11,090	(e)	12,500
Deferred tax asset, net	3,961	238	(f)	4,199
Other assets	33,552	(3,417	)(g)	30,135
Total assets acquired	$1,080,912	(6,270)		1,074,642

Liabilities
Deposits	$952,573	78	(h)	952,651
Borrowings	26,810	(1,439	)(i)	25,371
Other liabilities	8,515	(284	)(j)	8,231
Total liabilities assumed	$987,898	(1,645)		986,253
Net identifiable assets acquired over liabilities assumed				88,389
Total consideration paid				178,694
Goodwill				$90,305

Explanation of fair value adjustments:

(a)	Represents the amount necessary to adjust loans to their fair value due to interest rate and credit factors.
(b)	Reflects the elimination of First South’s historical allowance for loan losses.
(c)	Reflects fair value adjustments on acquired branch and administrative offices based on the Company’s assessment.
(d)	Reflects the impact of acquisition accounting fair value adjustments.
(e)	Reflects the fair value adjustment to record the estimated core deposit intangible based on the Company’s assessment.
(f)	Reflects the tax impact of acquisition accounting fair value adjustments.
(g)	Reflects the fair value adjustment based on the Company’s evaluation of acquired other assets.
(h)	Represents the fair value adjustment due to interest rate factors.
(i)	Represents the fair value adjustment due to interest rate factors.
(j)	Reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.

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
14

NOTE 3 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available-for-sale at June 30, 2018 and December 31, 2017 follows:

	June 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$200,526	2,508	(1,457)	201,577	240,904	6,790	(344)	247,350
US government agencies	13,000	—	(55)	12,945	11,983	34	(9)	12,008
Collateralized loan obligations	172,154	404	(50)	172,508	128,080	581	(18)	128,643
Corporate securities	6,902	90	(4)	6,989	6,891	115	—	7,006
Mortgage-backed securities:
Agency	236,826	504	(3,574)	233,757	243,075	1,234	(714)	243,595
Non-agency	167,028	540	(1,684)	165,884	94,834	551	(260)	95,125
Total mortgage-backed securities	403,854	1,044	(5,258)	399,641	337,909	1,785	(974)	338,720
Trust preferred securities	11,236	1,757	(1,686)	11,308	11,208	1,132	(2,828)	9,512
Total	$807,672	5,803	(8,510)	804,968	736,975	10,437	(4,173)	743,239

The Company had no held-to-maturity securities as of June 30, 2018 or December 31, 2017.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2018 follows:

	At June 30, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$309	309
One to five years	9,161	9,149
Six to ten years	111,914	111,531
After ten years	686,288	683,979
Total	$807,672	804,968

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
		(In thousands)

Proceeds	$34,122	43,324	85,300	81,021

Realized gains	$55	647	69	1,020
Realized losses	(801)	(26)	(1,512)	(214)
Total investment securities gains (losses), net	$(746)	621	(1,443)	806

At June 30, 2018, the Company had pledged securities with a market value of $89.4 million as collateral for Federal Home Loan Bank (“FHLB”) advances.

At June 30, 2018, the Company has pledged $178.4 million of securities to secure public agency funds.

At June 30, 2018, the Company had $192.9 million of loans pledged for FRB advances.

The following tables summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At June 30, 2018
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$80,659	79,430	(1,229)	3,574	3,346	(228)	84,233	82,776	(1,457)
US government agencies	13,000	12,945	(55)	—	—	—	13,000	12,945	(55)
Collateralized loan obligations	57,909	57,859	(50)	—	—	—	57,909	57,859	(50)
Corporate securities	479	475	(4)	—	—	—	479	475	(4)
Mortgage-backed securities:
Agency	170,067	167,006	(3,061)	19,824	19,311	(513)	189,891	186,317	(3,574)
Non-agency	100,771	99,166	(1,605)	10,691	10,613	(78)	111,462	109,779	(1,684)
Total mortgage-backed securities	270,838	266,172	(4,666)	30,515	29,924	(591)	301,353	296,096	(5,258)
Trust preferred securities	—	—	—	8,467	6,781	(1,686)	8,467	6,781	(1,686)
Total	$422,885	416,881	(6,004)	42,556	40,051	(2,505)	465,441	456,932	(8,510)

	At December 31, 2017
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$23,849	23,631	(218)	3,606	3,480	(126)	27,455	27,111	(344)
US government agencies	1,681	1,672	(9)	—	—	—	1,681	1,672	(9)
Collateralized loan obligations	23,000	22,982	(18)	—	—	—	23,000	22,982	(18)
Mortgage-backed securities:
Agency	107,501	107,011	(490)	17,484	17,260	(224)	124,985	124,271	(714)
Non-agency	21,874	21,704	(170)	9,889	9,799	(90)	31,763	31,503	(260)
Total mortgage-backed securities	129,375	128,715	(660)	27,373	27,059	(314)	156,748	155,774	(974)
Trust preferred securities	—	—	—	8,516	5,688	(2,828)	8,516	5,688	(2,828)
Total	$177,905	177,000	(905)	39,495	36,227	(3,268)	217,400	213,227	(4,173)

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

At June 30, 2018 and December 31, 2017, the Company had 221 and 135, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, mortgage-backed securities (agency and non-agency), and trust preferred securities summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows testing as needed, and determined that no OTTI expense was necessary during 2018 or 2017.

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

The derivative positions of the Company at June 30, 2018 and December 31, 2017 are as follows:

	At June 30,		At December 31,
	2018		2017
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$2,007	70,000	644	45,000
Non-hedging derivatives:
Interest rate swaps	2,007	45,000	964	50,000
Mortgage loan interest rate lock commitments	1,476	126,031	890	98,584
Mortgage-backed securities forward sales commitments	511	25,853	305	23,401
Total derivative assets	$6,001	266,884	2,803	216,985

Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	—	—	95	5,000
Mortgage-backed securities forward sales commitments	129	90,000	61	75,000
Total derivative liabilities	$129	90,000	156	80,000
18

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

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval processes for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds the maximum senior officer’s lending authority, the loan request will be considered by the management loan committee, or MLC, which is comprised of four members, all of whom are part of the senior management team of the Bank. The MLC meets weekly to approve loans with total loan commitment relationships generally exceeding $2.5 million. The loan authority of the MLC is equal to two-thirds of the legal lending limit of the Bank which is equivalent to the in-house loan limit. Total credit exposure above the in-house limit requires approval by the majority of the board of directors. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full Board of Directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

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

The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company purchases nationally syndicated commercial and industrial loans. These loans typically have terms of seven years and are generally tied to a floating rate index such as LIBOR or prime. To effectively manage this line of business, the Company has an experienced senior lending executive with relevant experience to manage this area of this segment of the loan portfolio. In addition, the Company engaged a consulting firm that specializes in syndicated loans to assist in monitoring performance analytics. As of June 30, 2018 and December 31, 2017, there were approximately $89.3 million and $75.0 million in broadly syndicated loans outstanding. Syndicated loans are grouped within commercial business loans below.

The Bank began originating leases, primarily on equipment utilized for business purposes, as a result of the First South acquisition. Lease terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease. Most leases provide 100% of the cost of the equipment and are secured by the leased equipment. The Company requires the leased equipment to be insured and that we be listed as a loss payee and named as an additional insured on the insurance policy. We manage credit risk associated with our lease financing loan class based upon the dollar amount of the lease and the level of credit risk. We follow a formal review process that entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance. As of June 30, 2018 and December 31, 2017, there were approximately $25.8 million and $24.0 million in lease receivables outstanding. Lease receivables are grouped within commercial business loans below.

Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans generally amortize over periods up to 72 months. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Loans receivable, net at June 30, 2018 and December 31, 2017 are summarized by category as follows:

	At June 30,		At December 31,
	2018		2017
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$699,435	28.82%	665,774	28.70%
Home equity	87,946	3.62%	90,141	3.89%
Commercial real estate	940,558	38.75%	933,820	40.26%
Construction and development	327,778	13.50%	294,793	12.71%
Consumer loans	16,041	0.66%	19,990	0.86%
Commercial business loans	355,463	14.65%	315,010	13.58%
Total gross loans receivable	2,427,221	100.00%	2,319,528	100.00%
Less:
Allowance for loan losses	12,987		11,478
Total loans receivable, net	$2,414,234		2,308,050

Loans receivable, net at June 30, 2018 and December 31, 2017 for purchased non-credit impaired loans and nonacquired loans are summarized by category as follows:

	At June 30,		At December 31,
	2018		2017
Purchased Non-Credit Impaired Loans		% of Total		% of Total
(ASC 310-20) and Nonacquired Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$689,934	29.20%	654,597	29.21%
Home equity	87,855	3.72%	89,961	4.01%
Commercial real estate	901,372	38.15%	891,469	39.77%
Construction and development	320,902	13.58%	287,437	12.83%
Consumer loans	15,963	0.68%	19,895	0.89%
Commercial business loans	346,677	14.67%	297,754	13.29%
Total gross loans receivable	2,362,703	100.00%	2,241,113	100.00%
Less:
Allowance for loan losses	12,987		11,478
Total loans receivable, net	$2,349,716		2,229,635
22

Loans receivable, net at June 30, 2018 for purchased credit impaired loans are summarized by category below.

	At June 30,		At December 31,
	2018		2017
Purchased Credit Impaired		% of Total		% of Total
Loans (ASC 310-30):	Amount	Loans	Amount	Loans
	(Dollars in thousands)		(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$9,501	14.73%	11,177	14.25%
Home equity	91	0.14%	180	0.23%
Commercial real estate	39,186	60.14%	42,351	54.01%
Construction and development	6,876	10.66%	7,356	9.38%
Consumer loans	78	0.11%	95	0.12%
Commercial business loans	8,786	13.62%	17,256	22.01%
Total gross loans receivable	64,518	100.00%	78,415	100.00%
Less:
Allowance for loan losses	—		—
Total loans receivable, net	$64,518		78,415

Included in the loan totals, net of purchase discount, were $813.7 million and $962.3 million in loans acquired through acquisitions at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, the purchase discount on purchased non-credit impaired loans was $13.9 million and $17.7 million, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

At June 30, 2018, the outstanding balance and recorded investment of PCI loans was $79.3 million and $64.5 million, respectively. At December 31, 2017, the outstanding balance and recorded investment of PCI loans was $93.8 million and $78.4 million, respectively,

The following table presents changes in the value of PCI loans receivable for the three and six months ended June 30, 2018:

	For the Three Months	For the Six Months
	Ended June 30, 2018	Ended June 30, 2018
	(In thousands)	(In thousands)

Balance at beginning of period	$71,030	$78,415
Net reductions for payments, foreclosures, and accretion	6,512	13,897
Balance at end of period	$64,518	$64,518

The following table presents changes in the value of the accretable yield for PCI loans for the three and six months ended June 30, 2018 (in thousands):

	For the Three Months	For the Six Months
	Ended June 30, 2018	Ended June 30, 2018
	(In thousands)	(In thousands)

Accretable yield, beginning of period	$15,745	$12,536
Additions	—	—
Accretion	(1,224)	(2,556)
Reclassification from nonaccretable balance, net	207	3,403
Other changes, net	(58)	1,287
Accretable yield, end of period	$14,670	$14,670

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At June 30,		At December 31,
	2018		2017
	(Dollars in thousands)

Variable rate loans	$914,923	37.69%	807,748	34.82%
Fixed rate loans	1,512,298	62.31%	1,511,780	65.18%
Total loans outstanding	$2,427,221	100.00%	2,319,528	100.00%
24

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended June 30, 2018
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$3,010	226	4,144	2,032	75	2,873	348	12,708
Provision for loan losses	240	(24)	205	49	153	(309)	246	559
Charge-offs	(147)	—	(52)	—	(129)	(27)	—	(355)
Recoveries	7	—	42	1	18	6	—	74
Balance, end of period	$3,110	202	4,339	2,082	117	2,543	594	12,987

	For the Three Months Ended June 30, 2017
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,506	236	3,613	943	110	2,498	809	10,715
Provision for loan losses	237	(18)	(283)	4	(16)	359	(283)	—
Charge-offs	(19)	—	—	—	(1)	—	—	(20)
Recoveries	1	—	1	1	8	44	—	55
Balance, end of period	$2,725	218	3,331	948	101	2,901	526	10,750

Allowance for loan losses:	For the Six Months Ended June 30, 2018
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,719	168	3,986	1,201	79	2,840	485	11,478
Provision for loan losses	526	26	392	(155)	118	(456)	109	559
Charge-offs	(147)	—	(86)	(1)	(138)	(116)	—	(488)
Recoveries	12	8	47	1,037	58	275	—	1,437
Balance, end of period	$3,110	202	4,339	2,082	117	2,543	594	12,987

	For the Six Months Ended June 30, 2017
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,636	197	3,344	1,132	80	2,805	494	10,688
Provision for loan losses	122	21	(39)	(186)	20	30	32	—
Charge-offs	(35)	—	—	—	(10)	—	—	(45)
Recoveries	2	—	26	2	11	66	—	107
Balance, end of period	$2,725	218	3,331	948	101	2,901	526	10,750
25

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At June 30, 2018:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$204	29	142	534	—	11	—	920
Collectively evaluated for impairment	2,906	173	4,197	1,548	117	2,532	594	12,067
	$3,110	202	4,339	2,082	117	2,543	594	12,987

Loans receivable ending balances:
Individually evaluated for impairment	$3,698	126	4,636	1,840	19	754	—	11,073
Collectively evaluated for impairment	686,236	87,729	896,736	319,062	15,944	345,923	—	2,351,630
Purchased Credit-Impaired Loans	9,501	91	39,186	6,876	78	8,786	—	64,518
Total loans receivable	$699,435	87,946	940,558	327,778	16,041	355,463	—	2,427,221

At December 31, 2017:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$64	29	—	—	—	16	—	109
Collectively evaluated for impairment	2,655	139	3,986	1,201	79	2,824	485	11,369
	$2,719	168	3,986	1,201	79	2,840	485	11,478

Loans receivable ending balances:
Individually evaluated for impairment	$3,435	108	4,811	318	26	285	—	8,983
Collectively evaluated for impairment	651,162	89,853	886,658	287,119	19,869	297,469	—	2,232,130
Purchased Credit-Impaired Loans	11,177	180	42,351	7,356	95	17,256	—	78,415
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	—	2,319,528
26

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of June 30, 2018 and December 31, 2017. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At June 30, 2018			At December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
			(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,250	2,375	—	2,725	2,846	—
Home equity	68	68	—	—	—	—
Commercial real estate	2,824	2,824	—	3,370	3,370	—
Construction and development	267	267	—	318	318	—
Consumer loans	19	19	—	26	26	—
Commercial business loans	599	599	—	113	114	—
	6,027	6,152	—	6,552	6,674	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,448	1,486	204	710	710	64
Home equity	58	58	29	108	108	29
Commercial real estate	1,812	1,894	142	1,441	1,441	—
Construction and development	1,573	1,573	534	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial business loans	155	155	11	172	172	16
	5,046	5,166	920	2,431	2,431	109

Total:
Loans secured by real estate:
One-to-four family	3,698	3,861	204	3,435	3,556	64
Home equity	126	126	29	108	108	29
Commercial real estate	4,636	4,718	142	4,811	4,811	—
Construction and development	1,840	1,840	534	318	318	—
Consumer loans	19	19	—	26	26	—
Commercial business loans	754	754	11	285	286	16
	$11,073	11,318	920	8,983	9,105	109
27

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,199	(14)	3,027	(15)	2,107	2	2,953	21
Home equity	17	—	347	9	8	1	258	12
Commercial real estate	2,971	(31)	4,016	(37)	3,012	49	4,043	98
Construction and development	267	5	158	8	267	9	87	8
Consumer loans	20	—	19	—	21	—	19	—
Commercial business loans	183	9	32	(16)	103	14	35	1
	5,657	(31)	7,599	(51)	5,518	75	7,395	140

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,481	5	992	5	1,489	16	803	8
Home equity	88	(3)	274	(2)	96	—	233	(1)
Commercial real estate	1,839	18	1,009	(67)	1,793	39	1,014	—
Construction and development	1,447	—	—	—	922	(4)	—	—
Consumer loans	—		—	—	—	—	—	—
Commercial business loans	159	2	205	—	164	5	211	6
	5,014	22	2,480	(64)	4,464	56	2,261	13

Total:
Loans secured by real estate:
One-to-four family	3,680	(9)	4,019	(10)	3,596	18	3,756	29
Home equity	105	(3)	621	7	104	1	491	11
Commercial real estate	4,810	(13)	5,025	(104)	4,805	88	5,057	98
Construction and development	1,714	5	158	8	1,189	5	87	8
Consumer loans	20	—	19	—	21	—	19	—
Commercial business loans	342	11	237	(16)	267	19	246	7
	$10,671	(9)	10,079	(115)	9,982	131	9,656	153
28

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of June 30, 2018 and December 31, 2017.

	At June 30, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$1,343	567	918	274	239	327	3,668
60-89 days past due	870	164	1,411	52	23	119	2,639
90 days or more past due	2,997	215	611	989	23	750	5,585
Total past due	5,210	946	2,940	1,315	285	1,196	11,892
Current	694,225	87,000	937,618	326,463	15,756	354,267	2,415,329
Total loans receivable	$699,435	87,946	940,558	327,778	16,041	355,463	2,427,221

	At June 30, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans (ASC 310-20) and Nonacquired Loans:	One-to- four family	Home equity	Commercial real estate	Construction and development	Consumer	Commercial business	Total
	(In thousands)
30-59 days past due	$1,264	556	826	274	239	327	3,486
60-89 days past due	798	164	1,411	41	23	119	2,556
90 days or more past due	2,582	210	611	87	23	750	4,263
Total past due	4,644	930	2,848	402	285	1,196	10,305
Current	685,290	86,925	898,524	320,500	15,678	345,481	2,352,398
Total loans receivable	$689,934	87,855	901,372	320,902	15,963	346,677	2,362,703

	At June 30, 2018
	Real Estate Loans
Purchased Credit Impaired Loans (ASC 310-30):	One-to- four family	Home equity	Commercial real estate	Construction and development	Consumer	Commercial business	Total
	(In thousands)
30-59 days past due	$79	11	92	—	—	—	182
60-89 days past due	72	—	—	11	—	—	83
90 days or more past due	415	5	—	902	—	—	1,322
Total past due	566	16	92	913	—	—	1,587
Current	8,935	75	39,094	5,963	78	8,786	62,931
Total loans receivable	$9,501	91	39,186	6,876	78	8,786	64,518
29

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$8,139	1,350	1,358	2,328	108	366	13,649
60-89 days past due	1,025	109	421	—	129	185	1,869
90 days or more past due	2,580	117	689	2,482	21	59	5,948
Total past due	11,744	1,576	2,468	4,810	258	610	21,466
Current	654,030	88,565	931,352	289,983	19,732	314,400	2,298,062
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

	At December 31, 2017
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$7,874	1,319	1,112	2,315	108	366	13,094
60-89 days past due	1,000	109	421	—	129	185	1,844
90 days or more past due	1,894	108	689	1,297	21	59	4,068
Total past due	10,768	1,536	2,222	3,612	258	610	19,006
Current	643,829	88,425	889,247	283,825	19,637	297,144	2,222,107
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$265	31	246	13	—	—	555
60-89 days past due	25	—	—	—	—	—	25
90 days or more past due	686	9	—	1,185	—	—	1,880
Total past due	976	40	246	1,198	—	—	2,460
Current	10,201	140	42,105	6,158	95	17,256	75,955
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415

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

30

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at June 30, 2018 and December 31, 2017.

	At June 30,	At December 31,
	2018	2017
Loans secured by real estate:	(In thousands)
One-to-four family	$2,909	1,927
Home equity	231	108
Commercial real estate	2,710	1,540
Construction and development	1,661	51
Consumer loans	100	22
Commercial business loans	812	313
	$8,423	3,961

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

31

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of June 30, 2018 and December 31, 2017.

	At June 30, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$694,822	87,754	915,661	321,280	15,838	348,154	2,383,509
Special Mention	877	7	17,605	3,280	103	4,970	26,842
Substandard	3,736	185	7,292	3,218	100	2,339	16,870
Total loans receivable	$699,435	87,946	940,558	327,778	16,041	355,463	2,427,221

Performing	$696,111	87,710	937,848	325,215	15,922	354,651	2,417,457
Nonperforming:
90 days past due still accruing	415	5	—	902	19	—	1,341
Nonaccrual	2,909	231	2,710	1,661	100	812	8,423
Total nonperforming	3,324	236	2,710	2,563	119	812	9,764
Total loans receivable	$699,435	87,946	940,558	327,778	16,041	355,463	2,427,221
32

	At June 30, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$687,208	87,692	892,865	319,206	15,760	341,870	2,344,601
Special Mention	—	—	4,980	74	103	3,945	9,102
Substandard	2,726	163	3,527	1,622	100	862	9,000
Total loans receivable	$689,934	87,855	901,372	320,902	15,963	346,677	2,362,703

Performing	$687,025	87,624	898,662	319,241	15,844	345,865	2,354,261
Nonperforming:
90 days past due still accruing	—	—	—	—	19	—	19
Nonaccrual	2,909	231	2,710	1,661	100	812	8,423
Total nonperforming	2,909	231	2,710	1,661	119	812	8,442
Total loans receivable	$689,934	87,855	901,372	320,902	15,963	346,677	2,362,703

	At June 30, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$7,614	62	22,796	2,074	78	6,284	38,908
Special Mention	877	7	12,625	3,206	—	1,025	17,740
Substandard	1,010	22	3,765	1,596	—	1,477	7,870
Total loans receivable	$9,501	91	39,186	6,876	78	8,786	64,518

Performing	$9,086	86	39,186	5,974	78	8,786	63,196
Nonperforming:
90 days past due still accruing	415	5	—	902	—	—	1,322
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	415	—	—	—	—	—	1,322
Total loans receivable	$9,501	91	39,186	6,876	78	8,786	64,518
33

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$658,031	89,919	898,328	287,491	19,817	296,038	2,249,624
Special Mention	4,086	30	28,670	4,201	35	12,339	49,361
Substandard	3,657	192	6,822	3,101	138	6,633	20,543
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

Performing	$663,161	90,024	932,280	293,557	19,968	314,697	2,313,687
Nonperforming:
90 days past due still accruing	686	9	—	1,185	—	—	1,880
Nonaccrual	1,927	108	1,540	51	22	313	3,961
Total nonperforming	2,613	117	1,540	1,236	22	313	5,841
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

	At December 31, 2017
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$652,508	89,853	887,458	286,857	19,785	295,470	2,231,931
Special Mention	—	—	2,526	79	—	2,067	4,672
Substandard	2,089	108	1,485	501	110	217	4,510
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113

Performing	$652,670	89,853	889,929	287,386	19,873	297,441	2,237,152
Nonperforming:
90 days past due still accruing	—	—	—	—	—	—	—
Nonaccrual	1,927	108	1,540	51	22	313	3,961
Total nonperforming	1,927	108	1,540	51	22	313	3,961
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113
34

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$5,523	66	10,870	634	32	568	17,693
Special Mention	4,086	30	26,144	4,122	35	10,272	44,689
Substandard	1,568	84	5,337	2,600	28	6,416	16,033
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415

Performing	$10,491	171	42,351	6,171	95	17,256	76,535
Nonperforming:
90 days past due still accruing	686	9	—	1,185	—	—	1,880
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	686	9	—	1,185	—	—	1,880
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

Troubled Debt Restructurings

At June 30, 2018, there were $6.3 million in loans designated as troubled debt restructurings of which $5.0 million were accruing. At June 30, 2017, there were $6.7 million in loans designated as troubled debt restructurings of which $5.5 million were accruing. At December 31, 2017, there were $6.5 million in loans designated as troubled debt restructurings of which $5.3 million were accruing.

There was one loan with a premodification and post modification balance of $135,000 identified as a troubled debt restructuring during the six months ended June 30, 2018 due to an interest rate change. There were two loans with a premodification and post modification balance of $608,000 identified as troubled debt restructurings during the six months ended June 30, 2017 due to interest rate changes.

No loans previously restructured in the twelve months prior to June 30, 2018 and 2017 went into default during the three and six months ended June 30, 2018 and 2017.

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in real estate acquired through foreclosure for the periods ended June 30, 2018 and December 31, 2017:

	At June 30,	At December 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$3,106	1,179
Additions	91	2,554
Sales	(1,345)	(627)
Write downs	(126)	—
Balance at end of period	$1,726	3,106

A summary of the composition of real estate acquired through foreclosure follows:

	At June 30,	At December 31,
	2018	2017
	(In thousands)
Real estate loans:
One-to-four family	$433	709
Construction and development	1,293	2,397
	$1,726	$3,106

NOTE 7 - DEPOSITS

Deposits outstanding by type of account at June 30, 2018 and December 31, 2017 are summarized as follows:

	At June 30,	At December 31,
	2018	2017
	(In thousands)
Noninterest-bearing demand accounts	$577,568	525,615
Interest-bearing demand accounts	584,719	551,308
Savings accounts	198,571	213,142
Money market accounts	458,558	452,734
Certificates of deposit:
Less than $250,000	788,693	755,887
$250,000 or more	100,689	106,243
Total certificates of deposit	889,382	862,130
Total deposits	$2,708,798	2,604,929

The aggregate amount of brokered certificates of deposit was $110.5 million and $99.2 million at June 30, 2018 and December 31, 2017, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $57.1 million and $39.1 million at June 30, 2018 and December 31, 2017, respectively.

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

The following is a description of the fair value methodologies used for financial assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2018 and December 31, 2017:

	Quoted market	Significant other	Significant other
	price in active	observable inputs	unobservable inputs
	markets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2018
Available-for-sale investment securities:
Municipal securities	$—	201,577	—
US government agencies	—	12,945	—
Collateralized loan obligations	—	172,508	—
Corporate securities	—	6,989	—
Mortgage-backed securities:
Agency	—	233,757	—
Non-agency	—	165,884	—
Trust Preferred Securities	—	—	11,308
Loans held for sale	—	39,473	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	2,007	—	—
Non-hedging derivatives:
Interest rate swaps	2,007	—	—
Mortgage loan interest rate lock commitments	—	1,476	—
Mortgage loan forward sales commitments	—	511	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	—	—	—
Mortgage-backed securities forward sales commitments	—	129	—
Total	$4,014	835,249	11,308

December 31, 2017
Available-for-sale investment securities:
Municipal securities	$—	247,350	—
US government agencies	—	12,008	—
Collateralized loan obligations	—	128,643	—
Corporate securities	—	7,006	—
Mortgage-backed securities:
Agency	—	243,595	—
Non-agency	—	95,125	—
Trust preferred securities	—	—	9,512
Loans held for sale	—	35,292	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	644	—	—
Non-hedging derivatives:
Interest rate swaps	964	—	—
Mortgage loan interest rate lock commitments	—	890	—
Mortgage loan forward sales commitments	—	305	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	95	—	—
Mortgage-backed securities forward sales commitments	—	61	—
Total	$1,703	770,275	9,512
38

Securities Available-for-Sale

Fair values for investment securities available-for-sale are measured on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At June 30, 2018 and December 31, 2017, the Company’s investment securities available-for-sale are recurring Level 2 except for trust preferred securities which are determined to be Level 3.

Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at either fair value, if elected, or the lower of cost or fair value on an individual loan basis on a recurring basis. Origination fees and costs for loans held for sale recorded at lower of cost or market are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for loans held for sale that are recorded at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.

Derivative Assets and Liabilities

Fair values for derivative assets and liabilities are measured on a recurring basis. The primary use of derivative instruments is related to the mortgage banking activities of the Company. The Company’s wholesale mortgage banking subsidiary enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, the Company records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, the Company assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. The Company also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary’s historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the “pull-through” percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.

Derivative instruments not related to mortgage banking activities include interest rate swap agreements. Fair values for these instruments are based on quoted market prices, when available. As such, the fair value adjustments for derivatives with fair values based on quoted market prices in an active market are recurring Level 1.

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2018 and December 31, 2017:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2018
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,494
Home equity	—	—	97
Commercial real estate	—	—	4,494
Construction and development	—	—	1,306
Consumer loans	—	—	19
Commercial business loans	—	—	743
Real estate owned:
One-to-four family	—	—	433
Construction and development	—	—	1,293
Mortgage servicing rights	—	—	29,890
Total	$—	—	41,769

December 31, 2017
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,371
Home equity	—	—	79
Commercial real estate	—	—	4,811
Construction and development	—	—	318
Consumer loans	—	—	26
Commercial business loans	—	—	269
Real estate owned:
One-to-four family	—	—	709
Construction and development	—	—	2,397
Mortgage servicing rights	—	—	26,255
Total	$—	—	38,235
40

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2018 and December 31, 2017
		Significant	Significant Unobservable
	Valuation Technique	Observable Inputs	Inputs
Impaired Loans	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 10% to 20% for sales commissions and other holding costs

Real Estate Owned	Appraisal Value/ Comparison Sales	Appraisals and or sales of comparable properties	Appraisals discounted 10% to 20% for sales commissions and other holding costs

Mortgage Servicing Rights	Discounted cash flows	Comparable sales	Discount rates averaging 11.5% - 13% in each period presented Prepayment rates averaging 6% - 8.5% in 2018 Prepayment rates averaging 8% - 10% in 2017

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

Mortgage Servicing Rights

A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market on a quarterly basis on a nonrecurring basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2018 and December 31, 2017 are as follows:

	At June 30, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$27,327	27,327	27,327	—	—
Interest-bearing cash	54,751	54,751	54,751	—	—
Securities available-for-sale	804,968	804,968	—	793,660	11,308
Federal Home Loan Bank stock	19,019	19,019	—	—	19,019
Other investments	3,429	3,429	—	—	3,429
Derivative assets	6,001	6,001	4,014	1,987	—
Loans held for sale	39,473	39,473	—	39,473	—
Loans receivable, net	2,414,234	2,422,163	—	—	2,422,163
Accrued interest receivable	12,664	12,664	—	12,664	—
Real estate acquired through foreclosure	1,726	1,726	—	—	1,726
Mortgage servicing rights	23,626	29,890	—	—	29,890

Financial liabilities:
Deposits	2,708,798	2,712,165	—	2,712,165	—
Short-term borrowed funds	354,500	354,595	—	354,595	—
Long-term debt	46,347	46,002	—	46,002	—
Derivative liabilities	129	129	—	129	—
Drafts outstanding	10,454	10,454	—	10,454	—
Advances from borrowers for insurance and taxes	4,558	4,558	—	4,558	—
Accrued interest payable	1,560	1,560	—	1,560	—
Dividends payable to stockholders	1,354	1,354	—	1,354	—
42

	At December 31, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$25,254	25,254	25,254	—	—
Interest-bearing cash	55,998	55,998	55,998	—	—
Securities available-for-sale	743,239	743,239	—	733,727	9,512
Federal Home Loan Bank stock	19,065	19,065	—	—	19,065
Other investments	3,446	3,446	—	—	3,446
Derivative assets	2,803	2,803	1,608	1,195	—
Loans held for sale	35,292	35,292	—	35,292	—
Loans receivable, net	2,308,050	2,311,088	—	—	2,311,088
Accrued interest receivable	11,992	11,992		11,992
Real estate acquired through foreclosure	3,106	3,106	—	—	3,106
Mortgage servicing rights	21,003	26,255	—	—	26,255

Financial liabilities:
Deposits	2,604,929	2,597,526	—	2,597,526	—
Short-term borrowed funds	340,500	339,870	—	339,870	—
Long-term debt	72,259	71,859	—	71,859	—
Derivative liabilities	156	156	95	61	—
Drafts outstanding	7,324	7,324	—	7,324	—
Advances from borrowers for insurance and taxes	3,005	3,005	—	3,005	—
Accrued interest payable	1,126	1,126	—	1,126	—
Dividends payable to stockholders	1,051	1,051	—	1,051	—

	At June 30, 2018		At December 31, 2017
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(In thousands)
Commitments to extend credit	$378,608	—	422,065	—
Standby letters of credit	14,329	—	4,449	—

In determining appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Cash and due from banks

The carrying amounts of these financial instruments approximate fair value. All mature within 90 days and present no anticipated credit concerns.

Interest-bearing cash

The carrying amount of these financial instruments approximates fair value.

FHLB stock and other investments

The carrying amount of these financial instruments approximates fair value.

Loans receivable

During the first quarter of 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets.

As of June 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

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

Accrued interest receivable

The carrying value approximates the fair value.

Deposits

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

Drafts outstanding, advances from borrowers for insurance and taxes and dividends payable to stockholders

The carrying value approximates the fair value.

Accrued interest payable

The fair value approximates the carrying value.

Commitments to extend credit

The carrying amounts of these commitments are considered to be a reasonable estimate of fair value because the commitments underlying interest rates are generally based upon current market rates.

Off-balance sheet financial instruments

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

The following is a summary of the reconciliation of weighted average shares outstanding for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	21,243,094	21,243,094	16,029,332	16,029,332
Effect of dilutive securities	—	210,945	—	150,839
Weighted average shares outstanding	21,243,094	21,454,039	16,029,332	16,180,171

	For the Six Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	20,961,182	20,961,182	14,980,349	14,980,349
Effect of dilutive securities	—	213,754	—	164,447
Weighted average shares outstanding	20,961,182	21,174,936	14,980,349	15,144,796
45

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of June 30, 2018 and 2017 used to calculate book value per share:

	As of June 30,
	2018	2017

Issued and outstanding shares	22,570,182	16,156,943
Less nonvested restricted stock awards	(137,345)	(101,489)
Period end dilutive shares	22,432,837	16,055,454

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates performance based on net income.

The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were generated to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

The following tables present selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2018 and 2017:

	Community	Mortgage
For the Three Months Ended June 30, 2018	Banking	Banking	Other	Eliminations	Total
		(In thousands)
Interest income	$39,060	458	14	(55)	39,477
Interest expense	6,066	77	506	(77)	6,572
Net interest income (expense)	32,994	381	(492)	22	32,905
Provision for loan losses	534	25	—	—	559
Noninterest income from external customers	5,570	5,434	23	—	11,027
Intersegment noninterest income	242	9	—	(251)	—
Noninterest expense	19,348	4,748	275	—	24,371
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	18,924	811	(746)	13	19,002
Income tax expense (benefit)	3,996	213	(178)	5	4,036
Net income (loss)	$14,928	598	(568)	8	14,966

	Community	Mortgage
For the Three Months Ended June 30, 2017	Banking	Banking	Other	Eliminations	Total
		(In thousands)
Interest income	$21,691	427	8	(3)	22,123
Interest expense	2,747	42	278	(42)	3,025
Net interest income (expense)	18,944	385	(270)	39	19,098
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	3,494	5,311	—	—	8,805
Intersegment noninterest income	242	31	—	(273)	—
Noninterest expense	11,448	4,164	278	—	15,890
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	11,232	1,323	(550)	8	12,013
Income tax expense (benefit)	2,789	85	(204)	3	2,673
Net income (loss)	$8,443	1,238	(346)	5	9,340
47

	Community	Mortgage
For the Six Months Ended June 30, 2018	Banking	Banking	Other	Eliminations	Total
		(In thousands)
Interest income	$76,317	889	27	(79)	77,154
Interest expense	11,150	130	968	(130)	12,118
Net interest income (expense)	65,167	759	(941)	51	65,036
Provision for loan losses	534	25	—	—	559
Noninterest income from external customers	10,630	10,358	88	—	21,076
Intersegment noninterest income	483	26	—	(509)	—
Noninterest expense	52,278	9,137	554	1	61,970
Intersegment noninterest expense	—	480	3	(483)	—
Income (loss) before income taxes	23,468	1,501	(1,410)	24	23,583
Income tax expense (benefit)	4,556	341	(345)	9	4,561
Net income (loss)	$18,912	1,160	(1,065)	15	19,022

	Community	Mortgage
For the Six Months June 30, 2017	Banking	Banking	Other	Eliminations	Total
		(In thousands)
Interest income	$38,949	822	13	8	39,792
Interest expense	4,965	54	459	(54)	5,424
Net interest income (expense)	33,984	768	(446)	62	34,368
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	5,912	10,123	—	—	16,035
Intersegment noninterest income	483	64	—	(547)	—
Noninterest expense	22,772	8,216	488	—	31,476
Intersegment noninterest expense	—	480	3	(483)	—
Income (loss) before income taxes	17,607	2,259	(937)	(2)	18,927
Income tax expense (benefit)	4,656	375	(346)	(1)	4,684
Net income (loss)	$12,951	1,884	(591)	(1)	14,243

The following tables present selected financial information for the Company’s reportable business segments for June 30, 2018 and December 31, 2017:

	Community	Mortgage
At June 30, 2018	Banking	Banking	Other	Eliminations	Total
			(In thousands)
Assets	$3,690,507	83,258	584,455	(665,129)	3,693,091
Loans receivable, net	2,397,896	31,385	—	(15,047)	2,414,234
Loans held for sale	15,990	23,483	—	—	39,473
Deposits	2,718,920	—	—	(10,122)	2,708,798
Borrowed funds	368,500	14,600	32,347	(14,600)	400,847

	Community	Mortgage
At December 31, 2017	Banking	Banking	Other	Eliminations	Total
			(In thousands)
Assets	$3,516,551	81,681	503,144	(582,359)	3,519,017
Loans receivable, net	2,295,316	28,206	—	(15,472)	2,308,050
Loans held for sale	5,999	29,293	—	—	35,292
Deposits	2,611,106	—	—	(6,177)	2,604,929
Borrowed funds	380,500	15,000	32,259	(15,000)	412,759
48

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 and assesses our financial condition as of June 30, 2018 as compared to December 31, 2017. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2017 included in our Form 10-K for that period. Results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period.

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
49

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

CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is a wholesale mortgage company approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers.

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

Executive Summary of Operating Results

The following is a summary of the Company’s financial highlights and significant events in second quarter of 2018:

•	Net income for the second quarter 2018 increased 60.2% to $15.0 million, or $0.70 per diluted share, from $9.3 million, or $0.58 per diluted share for the second quarter of 2017. Included in net income are pretax merger-related expenses of $0.5 million and $0.3 million for the second quarter of 2018 and 2017, respectively.
•	Operating earnings for the second quarter of 2018, which exclude certain non-operating income and expenses, increased 70.9% to $15.6 million, or $0.73 or per diluted share, from $9.1 million, or $0.56 per diluted share, for the second quarter of 2017.
•	Operating earnings for the second quarter of 2018 have been adjusted to eliminate the following significant items:
o	Pretax merger-related expenses of $506,000.
o	The fair value gain on interest rate swaps of $451,000.
o	The loss on sale of securities of $746,000.

•	Performance ratios for the second quarter of 2018 compared to the second quarter of 2017:
o	Return on average assets was 1.65% compared to 1.72%.
o	Operating return on average assets was 1.72% compared to 1.69%.
o	Return on average tangible equity was 17.02% compared to 16.02%.
o	Operating return on average tangible equity was 17.74% compared to 15.65%.

•	Loans receivable, gross grew $107.7 million, or at an annualized rate of 9.3% since December 31, 2017.
•	Nonperforming assets to total assets were 0.28% at June 30, 2018 compared to 0.20% at December 31, 2017.
•	Total deposits increased $103.9 million since December 31, 2017. Core deposits increased $76.6 million since December 31, 2017.
51

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

The following is a summary of the Company’s performance measures:

	At or for the Three		At or for the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Performance Ratios (annualized):
Return on average equity	12.03%	13.45%	7.80%	11.68%
Return on average assets	1.65%	1.72%	1.06%	1.45%
Return on average tangible equity (Non-GAAP)	17.02%	16.02%	11.15%	13.25%
Average earning assets to average total assets	89.70%	90.68%	89.50%	91.23%
Average loans receivable to average deposits	89.68%	86.51%	89.22%	88.65%
Average stockholders’ equity to average assets	13.72%	12.82%	13.64%	12.40%
Net interest margin-tax equivalent (1)	4.11%	4.03%	4.15%	3.96%
Net charge-offs (recovery) to average loans receivable	0.05%	(0.01)%	(0.08)%	(0.01)%
Nonperforming assets to period end loans receivable	0.42%	0.48%	0.42%	0.48%
Nonperforming assets to total assets	0.28%	0.31%	0.28%	0.31%
Nonperforming loans to total loans	0.35%	0.38%	0.35%	0.38%
Allowance for loan losses as a percentage of loans receivable (end of period)	0.54%	0.75%	0.54%	0.75%
Allowance for loan losses as a percentage of non-acquired loans receivable (Non-GAAP)	0.80%	0.93%	0.80%	0.93%
Allowance for loan losses as a percentage of nonperforming loans	153.84%	196.92%	153.84%	196.92%

(1) Net interest margin-tax equivalent reflects tax-exempt income on a tax-equivalent basis.

The following table presents a reconciliation of Non-GAAP performance measures for consolidated operating earnings and corresponding ratios:

Carolina Financial Corporation
Reconciliation of Non-GAAP Financial Measures - Consolidated
(Unaudited)
(In thousands, except share data)

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
As Reported:

Income before income taxes	$19,002	4,581	10,630	11,968	12,013
Tax expense	4,036	525	4,302	3,975	2,673
Net Income	$14,966	4,056	6,328	7,993	9,340

Average equity	$497,694	477,830	380,529	286,524	277,708
Average tangible equity (Non-GAAP)	$351,703	331,047	288,156	241,489	233,256
Average assets	$3,627,402	3,522,407	3,048,214	2,230,586	2,166,803

Return on average assets	1.65%	0.46%	0.83%	1.43%	1.72%
Return on average equity	12.03%	3.40%	6.65%	11.16%	13.45%
Return on average tangible equity (Non-GAAP)	17.02%	4.90%	8.78%	13.24%	16.02%
Tangible equity to tangible assets	11.45%	9.65%	9.73%	11.09%	11.03%

Weighted average common shares outstanding:
Basic	21,243,094	20,908,225	19,207,307	16,029,332	16,029,332
Diluted	21,454,039	21,119,316	19,443,353	16,187,869	16,180,171
Earnings per common share:
Basic	$0.70	0.19	0.33	0.50	0.58
Diluted	$0.70	0.19	0.33	0.49	0.58

Operating Earnings and Performance Ratios:
Income before income taxes	$19,002	4,581	10,630	11,968	12,013
(Gain)/loss on sale of securities	746	697	242	(368)	(621)
Fair value adjustments on interest rate swaps	(451)	(803)	(419)	(90)	69
Merger related expenses	506	14,710	6,391	311	279
Operating earnings before income taxes	19,803	19,185	16,844	11,821	11,740
Tax expense (1)	4,205	4,242	5,721	3,926	2,612
Operating earnings (Non-GAAP)	$15,598	14,943	11,123	7,895	9,128

Average equity	$497,694	477,830	380,529	286,524	277,708
Less average intangible assets	(145,991)	(146,783)	(92,373)	(45,035)	(44,452)
Average tangible common equity (Non-GAAP)	$351,703	331,047	288,156	241,489	233,256

Average assets	$3,627,402	3,522,407	3,048,214	2,230,586	2,166,803
Less average intangible assets	(145,991)	(146,783)	(92,373)	(45,035)	(44,452)
Average tangible assets (Non-GAAP)	$3,481,411	3,375,624	2,955,841	2,185,551	2,122,351

Operating return on average assets (Non-GAAP)	1.72%	1.70%	1.46%	1.42%	1.69%
Operating return on average equity (Non-GAAP)	12.54%	12.51%	11.69%	11.02%	13.15%
Operating return on average tangible assets (Non-GAAP)	1.79%	1.77%	1.51%	1.44%	1.72%
Operating return on average tangible equity (Non-GAAP)	17.74%	18.06%	15.44%	13.08%	15.65%

Weighted average common shares outstanding:
Basic	21,243,094	20,908,225	19,207,307	16,029,332	16,029,332
Diluted	21,454,039	21,119,316	19,443,353	16,187,869	16,180,171
Operating earnings per common share:
Basic (Non-GAAP)	$0.73	0.71	0.58	0.49	0.57
Diluted (Non-GAAP)	$0.73	0.71	0.57	0.49	0.56

(1) Tax expense is determined using the effective tax rate adjusted to eliminate the impact of the non-operating items.

	At the Month Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
Core deposits:
Noninterest-bearing demand accounts	$577,568	547,744	525,615	333,267	330,641
Interest-bearing demand accounts	584,719	558,942	551,308	309,241	298,123
Savings accounts	198,571	212,249	213,142	69,552	70,336
Money market accounts	458,558	463,676	452,734	377,754	380,108
Total core deposits (Non-GAAP)	1,819,416	1,782,611	1,742,799	1,089,814	1,079,208

Certificates of deposit:
Less than $250,000	788,693	791,789	755,887	567,483	539,177
$250,000 or more	100,689	102,569	106,243	50,357	45,344
Total certificates of deposit	889,382	894,358	862,130	617,840	584,521
Total deposits	$2,708,798	2,676,969	2,604,929	1,707,654	1,663,729

	At the Month Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
Tangible book value per share:
Total stockholders’ equity	$551,784	475,046	475,381	290,224	281,818
Less intangible assets	(145,595)	(146,387)	(147,193)	(44,953)	(45,123)
Tangible common equity (Non-GAAP)	$406,189	328,659	328,188	245,271	236,695

Issued and outstanding shares	22,570,182	21,057,539	21,022,202	16,159,309	16,156,943
Less nonvested restricted stock awards	(137,345)	(136,395)	(134,302)	(99,639)	(101,489)
Period end dilutive shares	22,432,837	20,921,144	20,887,900	16,059,670	16,055,454

Total stockholders’ equity	$551,784	475,046	475,381	290,224	281,818
Divided by period end dilutive shares	22,432,837	20,921,144	20,887,900	16,059,670	16,055,454
Common book value per share	$24.60	22.71	22.76	18.07	17.55

Tangible common equity (Non-GAAP)	$406,189	328,659	328,188	245,271	236,695
Divided by period end dilutive shares	22,432,837	20,921,144	20,887,900	16,059,670	16,055,454
Tangible common book value per share (Non-GAAP)	$18.11	15.71	15.71	15.27	14.74

	At the Month Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
Acquired and non-acquired loans:
Acquired loans receivable	$813,688	877,012	962,300	257,461	278,275
Non-acquired gross loans receivable	1,613,533	1,503,006	1,357,228	1,227,000	1,157,145
Total gross loans receivable	$2,427,221	2,380,018	2,319,528	1,484,461	1,435,420
% Acquired	33.52%	36.85%	41.49%	17.34%	19.39%

Non-acquired loans	$1,613,533	1,503,006	1,357,228	1,227,000	1,157,145
Allowance for loan losses	12,987	12,708	11,478	10,662	10,750
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.80%	0.85%	0.85%	0.87%	0.93%

Total gross loans receivable	$2,427,221	2,380,018	2,319,528	1,484,461	1,435,420
Allowance for loan losses	12,987	12,708	11,478	10,662	10,750
Allowance for loan losses to total gross loans receivable	0.54%	0.53%	0.49%	0.72%	0.75%
54

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2017 Annual Report on Form 10-K, except as reflected below. Refer to the notes to our consolidated financial statements in our 2017 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations

Summary

The Company reported an increase in net income for the three months ended June 30, 2018 to $0.70 per diluted share, as compared to $0.58 per diluted share, for the three months ended June 30, 2017. Included in net income for the three months ended June 30, 2018 and 2017 were pretax merger-related expenses of $0.5 million and $0.3 million, respectively. The Company reported increased net income for the six months ended June 30, 2018 of $19.0 million, or $0.90 per diluted share, as compared to $14.2 million, or $0.94 per diluted share, for the six months ended June 30, 2017. Included in net income for the six months ended June 30, 2018 and 2017 were pretax merger-related expenses of $15.2 million and $1.6 million, respectively.

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

Net interest income increased to $32.9 million for the three months ended June 30, 2018 from $19.1 million for the three months ended June 30, 2017. Net interest income increased to $65.0 million for the six months ended June 30, 2018 from $34.4 million for the six months ended June 30, 2017. The increase in net interest income is a result of the increase in average interest-earning assets balances, as well as an increase in the net interest margin on a tax equivalent yield basis of 8 basis points over the comparable prior year quarter. The increase in average earnings assets for the three and six month periods ended June 30, 2018 over the comparable prior year periods is primarily the result of increased balances of loans receivable and securities available for sale. Net interest margin on a tax equivalent yield basis was 19 basis points higher than the comparable prior year six month period.

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

	For The Three Months Ended June 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans held for sale	$23,137	256	4.44%	22,412	221	3.96%
Loans receivable, net (1)	2,401,075	32,497	5.43%	1,412,940	18,059	5.13%
Interest-bearing cash	16,413	73	1.79%	13,145	34	1.04%
Securities available for sale	789,490	6,359	3.22%	499,730	3,661	2.90%
Dividends from non-equitable securities	20,135	263	5.24%	10,976	115	4.20%
Other investments	3,458	29	3.36%	5,691	33	2.33%
Total interest-earning assets	3,253,708	39,477	4.87%	1,964,894	22,123	4.52%
Non-earning assets	373,694			201,909
Total assets	$3,627,402			2,166,803

Interest-bearing liabilities:
Demand accounts	567,079	503	0.36%	286,330	197	0.28%
Money market accounts	463,163	743	0.64%	378,163	415	0.44%
Savings accounts	205,586	150	0.29%	69,825	35	0.20%
Certificates of deposit	887,078	2,852	1.29%	572,443	1,451	1.02%
Short-term borrowed funds	362,874	1,705	1.88%	170,333	429	1.01%
Long-term debt	66,863	619	3.71%	64,234	498	3.11%
Total interest-bearing liabilities	2,552,643	6,572	1.03%	1,541,328	3,025	0.79%
Noninterest-bearing deposits	554,495			326,524
Other liabilities	22,569			21,243
Stockholders’ equity	497,694			277,708
Total liabilities and Stockholders’ equity	$3,627,402			2,166,803
Net interest spread			3.84%			3.73%
Net interest margin	4.06%			3.90%

Net interest margin (tax-equivalent) (2)	4.11%			4.03%
Net interest income		$32,905			19,098

(1) Average balances of loans receivable, net include nonaccrual loans.

(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 4.06%, or 4.11% on a tax-equivalent basis, for the three months ended June 30, 2018 compared to 3.90%, or 4.03% on a tax equivalent basis, for the three months ended June 30, 2017. The increase in margin from period to period is the result of an increase in yield on securities available for sale and loans receivable net of the increase in cost of funds. The yield on loans receivable during the quarter ended June 30, 2018 and 2017 reflects accretion income from loans purchased in acquisitions of $1.9 million and $1.1 million respectively.

Our net interest spread, which is not on a tax-equivalent basis, was 3.84% for the three months ended June 30, 2018 as compared to 3.73% for the same period in 2017. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 11 basis point increase in net interest spread is a result of the 35 basis point increase in yield on interest-earning assets net of a 24 basis point increase in rates paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing as a result of the increases in the prime rate.

	For The Six Months Ended June 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans held for sale	$22,395	460	4.14%	20,120	389	3.90%
Loans receivable, net (1)	2,361,933	63,956	5.46%	1,313,859	32,858	5.04%
Interest-bearing cash	21,676	178	1.66%	14,424	66	0.92%
Securities available for sale	770,620	12,066	3.13%	431,618	6,214	2.86%
Dividends from non-equitable securities	19,382	438	4.56%	10,511	216	4.14%
Other investments	3,442	56	3.28%	4,468	49	2.18%
Total interest-earning assets	3,199,448	77,154	4.86%	1,795,000	39,792	4.48%
Non-earning assets	375,469			172,563
Total assets	$3,574,917			1,967,563

Interest-bearing liabilities:
Demand accounts	546,616	845	0.31%	232,285	311	0.27%
Money market accounts	463,831	1,374	0.60%	341,719	702	0.41%
Savings accounts	209,306	260	0.25%	61,012	56	0.19%
Certificates of deposit	880,900	5,412	1.24%	541,764	2,721	1.01%
Short-term borrowed funds	346,773	2,958	1.72%	175,238	784	0.90%
Long-term debt	69,350	1,269	3.69%	45,577	850	3.77%
Total interest-bearing liabilities	2,516,776	12,118	0.97%	1,397,595	5,424	0.78%
Noninterest-bearing deposits	546,523			305,265
Other liabilities	24,097			20,813
Stockholders’ equity	487,521			243,890
Total liabilities and Stockholders’ equity	$3,574,917			1,967,563
Net interest spread			3.89%			3.70%
Net interest margin	4.10%			3.86%

Net interest margin (tax-equivalent) (2)	4.15%			3.96%
Net interest income		65,036			34,368

(1) Average balances of loans receivable, net include nonaccrual loans.

(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 4.10%, or 4.15% on a tax-equivalent basis, for the six months ended June 30, 2018 compared to 3.86%, or 3.96% on a tax equivalent basis, for the six months ended June 30, 2017. The increase in margin from period to period is the result of a shift to higher yielding earning assets as well as an increase in yield on securities available for sale and loans receivable, net of the increase in cost of funds. Average loans receivable comprised 73.8% of earnings assets for the six months ended June 30, 2018 compared to 73.2% for the six months ended June 30, 2017. The yield on loans receivable during the six months ended June 30, 2018 and 2017 reflects accretion income from loans purchased in acquisitions of $4.8 million and $1.4 million, respectively.

Our net interest spread, which is not on a tax-equivalent basis, was 3.89% for the six months ended June 30, 2018 as compared to 3.70% for the same period in 2017. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The basis point increase in net interest spread is a result of the 38 basis point increase in yield on interest-earning assets as well as a 19 basis point increase in rates paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing as a result of the increases in the prime rate.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended June 30, 2018 and 2017.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
		(Dollars in thousands)
Balance, beginning of period	$12,708	10,715	11,478	10,688
Provision for loan losses	559	—	559	—
Loan charge-offs	(355)	(20)	(488)	(45)
Loan recoveries	74	55	1,437	107
Balance, end of period	$12,987	10,750	12,987	10,750

The Company experienced net chargeoffs of $281,000 for the three months ended June 30, 2018 and net recoveries of $35,000 for the three months ended June 30, 2017. The Company experienced net recoveries of $949,000 for the six months ended June 30, 2018 and net recoveries of $62,000 for the six months ended June 30, 2017. Asset quality has remained relatively consistent since December 31, 2017, with nonperforming assets of 0.28% as of June 30, 2018 and 0.20% as of December 31, 2017. Provision for loan losses of $559,000 was recorded in the second quarter of 2018 primarily driven by organic loan growth. No provision expense for loan losses was recorded during the first six months of 2017 primarily due to the net recoveries experienced and asset quality.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three and six months ended June 30, 2018 and 2017 are presented below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
		(In thousands)
Noninterest income:
Mortgage banking income	$4,215	4,289	8,017	7,897
Deposit service charges	1,988	998	4,012	1,856
Net gain (loss) on sale of securities	(746)	621	(1,443)	806
Fair value adjustments on interest rate swaps	451	(69)	1,255	(127)
Net increase in cash value life insurance	385	281	775	492
Mortgage loan servicing income	2,090	1,604	4,114	3,170
Other	2,644	1,081	4,346	1,941
Total noninterest income	$11,027	8,805	21,076	16,035

Noninterest income increased to $11.0 million for the three months ended June 30, 2018 from $8.8 million for the three months ended June 30, 2017. Noninterest income increased to $ 21.1 million for the six months ended June 30, 2018 from $16.0 million for the six months ended June 30, 2017. The increase in noninterest income for the three and six months ended June 30, 2018 over the comparable periods in 2017 primarily relates to an increase in mortgage loan servicing income, deposit service charges, fair value adjustments on interest rate swaps and increases in other noninterest income.

The following table provides a break out of mortgage banking:

	For the Three Months Ended June 30,
	Loan Originations		Mortgage Banking Income		Margin
	2018	2017	2018	2017	2018	2017
Additional segment information:
Community banking	$32,796	24,416	648	582	1.98%	2.38%
Wholesale mortgage banking	205,569	213,853	3,567	3,707	1.74%	1.73%
Total	$238,365	238,269	4,215	4,289	1.77%	1.80%

	For the Six Months Ended June 30,
	Loan Originations		Mortgage Banking Income		Margin
	2018	2017	2018	2017	2018	2017
Additional segment information:
Community banking	$64,223	39,169	1,302	941	2.03%	2.40%
Wholesale mortgage banking	386,063	394,683	6,715	6,956	1.74%	1.76%
Total	$450,286	433,852	8,017	7,897	1.78%	1.82%
59

Mortgage loan servicing income increased $486,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Mortgage loan servicing income increased $944,000 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in mortgage loan servicing income was primarily driven by an increase in loans serviced for the comparative periods.

The fair value adjustment on interest rate swaps increased noninterest income by $520,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The fair value adjustment on interest rate swaps increased noninterest income by $1.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The Company uses standalone interest rate swaps to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
		(In thousands)
Noninterest expense:
Salaries and employee benefits	$13,541	9,255	27,210	17,864
Occupancy and equipment	4,094	2,439	7,747	4,621
Marketing and public relations	322	416	698	797
FDIC insurance	265	75	520	175
Recovery of mortgage loan repurchase losses	(150)	(225)	(300)	(450)
Legal expense	157	151	233	216
Other real estate expense, net	105	26	11	45
Mortgage subservicing expense	568	505	1,132	991
Amortization of mortgage servicing rights	889	665	1,868	1,335
Merger related expenses	506	279	15,216	1,599
Other	4,074	2,304	7,635	4,283
Total noninterest expense	$24,371	15,890	61,970	31,476

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased to $24.4 million for the three months ended June 30, 2018 from $15.9 million for the three months ended June 30, 2017. Noninterest expense increased to $62.0 million for the six months ended June 30, 2018 from $31.5 million for the six months ended June 30, 2017. The increase in noninterest expense is primarily the result of an increase in salaries and employee benefits and occupancy and equipment as well as merger related expenses related to the acquisition of First South Bank. Merger related expenses totaled $15.2 million for the six months ended June 30, 2018 as compared to $1.6 million for the six months ended June 30, 2017.

Income Tax Expense

Our effective tax rate was 21.2% for three month period ended June 30, 2018, compared to 22.2% for the three month period ended June 30, 2017. Our effective tax rate was 19.3% for six month period ended June 30, 2018, compared to 24.7% for the six month period ended June 30, 2017. The decrease in the effective tax rate from period to period reflects a reduction in the federal income tax rate from 35% to 21% as enacted in the 2017 Tax Cuts Jobs Act on December 22, 2017. In addition to the lower federal tax rate, the decrease in the effective tax rate from period to period reflects an increase in interest income on municipal securities during 2018 and tax benefits related to excess stock-based compensation.

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

At June 30, 2018, our securities portfolio, excluding FHLB stock and other investments, was $805.0 million or approximately 21.8% of our assets. Our available-for-sale securities portfolio included US agency securities, municipal securities, collateralized loan obligations, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $805.0 million and an amortized cost of $807.7 million resulting in a net unrealized loss of $2.7 million.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

The increase in securities from period to period is attributable to an increase in mortgage-backed securities and collateralized loan obligations partially offset by a decrease in municipal securities in line with the Company’s asset and liability management objectives.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans receivable at June 30, 2018 and December 2017 were $2.4 billion and $2.3 billion, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of June 30, 2018, our loan portfolio included $2.0 billion, or 84.7%, of gross loans secured by real estate. As of December 31, 2017, our loan portfolio included $2.0 billion, or 85.6%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $107.7 million since December 31, 2017. The growth in loan balances was primarily the result of strong organic growth in both commercial and residential lending.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At June 30,		At December 31,
	2018		2017
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)		(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$699,435	28.82%	$665,774	28.70%
Home equity	87,946	3.62%	90,141	3.89%
Commercial real estate	940,558	38.75%	933,820	40.26%
Construction and development	327,778	13.50%	294,793	12.71%
Consumer loans	16,041	0.66%	19,990	0.86%
Commercial business loans	355,463	14.65%	315,010	13.58%
Total gross loans receivable	2,427,221	100.00%	2,319,528	100.00%
Less:
Allowance for loan losses	12,987		11,478
Total loans receivable, net	$2,414,234		$2,308,050

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At June 30, 2018
		After one
	One Year	but within	After five
	or Less	five years	years	Total
		(In thousands)
Loans secured by real estate:
One-to-four family	$18,594	130,942	549,899	699,435
Home equity	8,771	22,738	56,437	87,946
Commercial real estate	87,372	575,912	277,274	940,558
Construction and development	114,586	177,923	35,269	327,778
Consumer loans	1,534	11,878	2,629	16,041
Commercial business loans	71,492	167,229	116,742	355,463
Total gross loans receivable	$302,349	1,086,622	1,038,250	2,427,221

Loans maturing - after one year
Variable rate loans				$710,215
Fixed rate loans				1,414,657
				$2,124,872

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of nine consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of June 30, 2018, the Company had $1.3 million of PCI loans that were 90 days past due and accruing. At December 31, 2017, the Company had $1.9 million of PCI loans that were 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets, excluding purchased credit impaired loans, at the end of the periods indicated.

	At June 30,	At December 31,
	2018	2017
	(In thousands)
Loans receivable:
90 days and still accruing	$19	—
Nonaccrual loans-renegotiated loans	1,295	1,140
Nonaccrual loans-other	7,128	2,793
Real estate acquired through foreclosure, net	1,726	3,106
Total Non-Performing Assets	$10,168	7,039

Problem Assets not included in Non-Performing Assets-Accruing renegotiated loans outstanding	$4,994	5,324

At June 30, 2018, nonperforming assets were $10.2 million, or 0.28% of total assets. Comparatively, nonperforming assets were $7.0 million, or 0.20% of total assets, at December 31, 2017. Nonperforming loans were 0.35% and 0.17% of gross loans receivable at June 30, 2018 and December 31, 2017, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $5.0 million at June 30, 2018, compared to $5.3 million at December 31, 2017. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at June 30, 2018 and December 31, 2017 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on loans greater than $100,000 on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The allowance for loan losses was $13.0 million, or 0.80% of non-acquired loans, at June 30, 2018, compared to $11.5 million, or 0.85% of total non-acquired loans, at December 31, 2017. Loans acquired in business combinations were $813.7 million and $962.3 million at June 30, 2018 and December 31, 2017, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. At June 30, 2018 and December 31, 2017, acquired non-credit impaired loans had a purchase discount remaining of $13.9 million and $17.7 million, respectively.

The table below shows a reconciliation of acquired and non-acquired loans and allowance for loan losses to non-acquired loans:

	At the Month Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
Acquired and non-acquired loans:
Acquired loans receivable	$813,688	877,012	962,300	257,461	278,275
Non-acquired gross loans receivable	1,613,533	1,503,006	1,357,228	1,227,000	1,157,145
Total gross loans receivable	$2,427,221	2,380,018	2,319,528	1,484,461	1,435,420
% Acquired	33.52%	36.85%	41.49%	17.34%	19.39%

Non-acquired loans	$1,613,533	1,503,006	1,357,228	1,227,000	1,157,145
Allowance for loan losses	12,987	12,708	11,478	10,662	10,750
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.80%	0.85%	0.85%	0.87%	0.93%

Total gross loans receivable	$2,427,221	2,380,018	2,319,528	1,484,461	1,435,420
Allowance for loan losses	12,987	12,708	11,478	10,662	10,750
Allowance for loan losses to total gross loans receivable	0.54%	0.53%	0.49%	0.72%	0.75%
65

The Company experienced net charge-offs of $281,000 for the three months ended June 30, 2018 and net recoveries of $35,000 for the three months ended June 30, 2017. The Company experienced net recoveries of $949,000 for the six months ended June 30, 2018 and net recoveries of $62,000 for the six months ended June 30, 2017. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets of 0.28 % as of June 30, 2018 and 0.20% as of December 31, 2017.

The following table summarizes the activity related to our allowance for loan losses for the three and six months ended June 30, 2018 and 2017.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
		(Dollars in thousands)
Balance, beginning of period	$12,708	10,715	11,478	10,688
Provision for loan losses	559	—	559	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(147)	(19)	(147)	(35)
Home equity	—	—	—	—
Commercial real estate	(52)	—	(86)	—
Construction and development	—	—	(1)	—
Consumer loans	(129)	(1)	(138)	(10)
Commercial business loans	(27)	—	(116)	—
Total loan charge-offs	(355)	(20)	(488)	(45)
Loan recoveries:
Loans secured by real estate:
One-to-four family	7	1	12	2
Home equity	—	—	8	—
Commercial real estate	42	1	47	26
Construction and development	1	1	1,037	2
Consumer loans	18	8	58	11
Commercial business loans	6	44	275	66
Total loan recoveries	74	55	1,437	107
Net loan recoveries	(281)	35	949	62
Balance, end of period	$12,987	10,750	12,987	10,750

Allowance for loan losses as a percentage of loans receivable (end of period)	0.54%	0.75%	0.54%	0.96%
Net charge-offs (recoveries) to average loans receivable (annualized)	0.05%	(0.01)%	(0.08)%	(0.01)%

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

The Company was servicing $3.0 billion loans for others at June 30, 2018 and $2.9 billion at December 31, 2017. Mortgage servicing rights asset had a balance of $23.6 million and $21.0 million at June 30, 2018 and December 31, 2017, respectively. The economic estimated fair value of the mortgage servicing rights was $29.9 million and $26.3 million at June 30, 2018 and December 31, 2017, respectively. Amortization expense related to the mortgage servicing rights was $0.9 million and $0.7 million during the three months ended June 30, 2018 and 2017, respectively. Amortization expense related to the mortgage servicing rights was $1.9 million and $1.3 million during the six months ended June 30, 2018 and 2017, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three months ended June 30, 2018 and 2017.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
		(In thousands)
MSR beginning balance	$21,719	15,792	21,003	15,032
Amount capitalized	1,657	1,565	3,352	2,995
Purchased servicing	1,139	—	1,139	—
Amount amortized	(889)	(665)	(1,868)	(1,335)
MSR ending balance	$23,626	16,692	23,626	16,692
67

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

The following table demonstrates the activity for the reserve for mortgage repurchase losses for the three and six months ended June 30, 2018 and 2017.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
		(In thousands)
Beginning Balance	$1,742	2,583	1,892	2,880
Losses paid	—	(4)	—	(76)
Provision for mortgage repurchase losses	(150)	(225)	(300)	(450)
Ending balance	$1,592	2,354	1,592	2,354

For the three months ended June 30, 2018 and 2017, the Company recorded a recovery of mortgage repurchase losses of $150,000 and $225,000, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded a recovery of mortgage repurchase losses of $300,000 and $450,000, respectively. The recovery of mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. As a result of the Company’s analysis of its reserve for mortgage loan repurchase losses, the reserve was reduced accordingly.

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At June 30, 2018, deposits totaled $2.7 billion, an increase from deposits of $2.6 billion at December 31, 2017. The increase in deposits since December 31, 2017 relates to continued efforts to increase our core deposits through business development and seasonal increases in markets affected by tourism.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Six Months
	Ended June 30,
	2018		2017
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
		(Dollars in thousands)

Interest-bearing demand accounts	$546,616	0.31%	232,285	0.27%
Money market accounts	463,831	0.60%	341,719	0.41%
Savings accounts	209,306	0.25%	61,012	0.19%
Certificates of deposit less than $100,000	428,812	1.16%	278,896	0.90%
Certificates of deposit of $100,000 or more	452,088	1.31%	262,868	1.11%
Total interest-bearing average deposits	2,100,653		1,176,780

Noninterest-bearing deposits	546,523		305,265
Total average deposits	$2,647,176		1,482,045

The maturity distribution of our time deposits of $100,000 or more is as follows:

At June 30, 2018
(In thousands)

Three months or less	$80,473
Over three through nine months	65,097
Over six through twelve months	146,925
Over twelve months	164,272
Total certificates of deposits	$456,767

Borrowings

The followings table outlines our various sources of short-term borrowed funds during the three and six months ended June 30, 2018 and 2017 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowings source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended June 30, 2018	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$354,500	1.04% -2.71%	408,500	362,874	1.88%

Long-term borrowed funds
Long-term FHLB advances, due 2018 through 2020	14,000	1.62% -2.09%	35,000	34,539	1.30%
Subordinated debentures, due 2032 through 2037	32,347	4.09% -5.26%	32,347	32,324	6.29%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended June 30, 2017		(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$149,000	0.83% - 2.28%	192,000	170,333	1.01%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	52,000	1.00% - 2.71%	52,000	40,918	2.15%
Subordinated debentures, due 2032 through 2034	23,327	2.90% - 4.50%	23,327	23,316	4.76%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the six months ended June 30, 2018	(Dollars in thousands)

Short-term borrowed funds
Short-term FHLB advances	$354,500	1.04% -2.71%	408,500	346,773	1.72%

Long-term borrowed funds
Long-term FHLB advances, due 2019 through 2020	14,000	1.62% -2.09%	42,500	37,047	1.64%
Subordinated debentures, due 2032 through 2037	32,347	4.09% -5.26%	32,347	32,303	6.04%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the six months ended June 30, 2017		(Dollars in thousands)

Short-term borrowed funds
Short-term FHLB advances	$149,000	0.83% - 2.28%	214,500	175,238	0.89%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	52,000	1.00% - 2.71%	52,000	25,597	3.06%
Subordinated debentures, due 2032 through 2034	23,327	2.90% - 4.50%	23,327	19,980	4.60%
70

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At June 30, 2018, the Company had FHLB advances of $368.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $475.0 million.

Lines of credit with the FRB are based on collateral pledged. At June 30, 2018 the Company had lines available with the FRB for $192.9 million. At June 30, 2018 the Company had no FRB advances outstanding.

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

On June 11, 2018, the Company completed the sale of 1.5 million shares of its common stock. The net proceeds of the offering to the Company, after estimated expenses, were approximately $63.0 million.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at June 30, 2018 and December 31, 2017 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2018
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$406,729	14.77%	175,556	6.375%	192,768	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	437,960	15.90%	216,863	7.875%	234,075	8.500%	N/A	N/A
Total capital (to risk weighted assets)	450,947	16.38%	271,940	9.875%	289,151	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	437,960	12.58%	139,272	4.000%	139,272	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	430,792	15.66%	175,412	6.375%	192,610	7.000%	178,852	6.50%
Tier 1 capital (to risk weighted assets)	430,792	15.66%	216,686	7.875%	233,883	8.500%	220,125	8.00%
Total capital (to risk weighted assets)	443,779	16.13%	271,717	9.875%	288,914	10.500%	275,157	10.00%
Tier 1 capital (to total average assets)	430,792	12.37%	139,288	4.000%	139,288	4.000%	174,110	5.00%

December 31, 2017
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$328,511	12.42%	152,145	5.750%	185,220	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	359,654	13.59%	191,835	7.250%	224,910	8.500%	N/A	N/A
Total capital (to risk weighted assets)	371,133	14.03%	244,755	9.250%	277,830	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	359,654	12.38%	116,198	4.000%	116,198	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	355,024	13.43%	152,035	5.750%	185,086	7.000%	171,865	6.50%
Tier 1 capital (to risk weighted assets)	355,024	13.43%	191,696	7.250%	224,747	8.500%	211,527	8.00%
Total capital (to risk weighted assets)	366,503	13.86%	244,578	9.250%	277,629	10.500%	264,408	10.00%
Tier 1 capital (to total average assets)	355,024	12.21%	116,312	4.000%	116,312	4.000%	145,390	5.00%

The following table provides the amount of dividends and dividend payout ratios (dividends declared divided by net income) for the three and six months ended June 30, 2018 and 2017.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
		(In thousands)

Dividends declared	$1,355	646	2,407	1,222
Dividend payout ratios	9.05%	6.92%	12.65%	8.58%
73

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

At June 30, 2018, we had issued commitments to extend credit and standby letters of credit of approximately $392.9 million through various types of lending arrangements.  There were 63 standby letters of credit included in the commitments for $14.3 million. Total fixed rate commitments were $95.2 million and variable rate commitments were $297.7 million.

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

As of June 30, 2018, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market condition.

		Annualized Hypothetical
Interest Rate Scenario		Percentage Change in
Change	Prime Rate	Net Interest Income

(1.00)%	4.00%	(2.40)%
0.00%	5.00%	0.00%
1.00%	6.00%	0.40%
2.00%	7.00%	1.00%
3.00%	8.00%	1.10%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: August 9, 2018	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
78

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and between Carolina Financial Corporation, CBAC, Inc., and Congaree Bancshares, Inc. dated January 5, 2016.(1)

2.2	Agreement and Plan of Merger by and between Carolina Financial Corporation and Greer Bancshares Incorporated, dated November 7, 2016.(2)

2.3	Agreement and Plan of Merger and Reorganization by and between Carolina Financial Corporation and First South Bancorp, Inc. dated June 9, 2017. (3)

4.1	Restated Certificate of Incorporation.(4)

4.2	Amendment to the Restated Certificate of Incorporation.(5)

4.3	Amendment to Restated Certificate of Incorporation.(6)

4.4	Amended and Restated Bylaws.(7)

4.5	Specimen Common Stock Certificate.(8)

4.6	See Exhibits 4.1, 4.2, 4.3, and 4.4 for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws which define the rights of the stockholders.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language(XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 11, 2016.

(2)	Incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-3 filed on December 23, 2016.

(3)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2017.

(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on August 31, 2015.

(5)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016.

(6)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2018.

(7)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2016.

(8)	Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 10 filed on February 26, 2014.
79