Form 10-Q
period 2018-09-30
CAROLINA FINANCIAL CORP
filed 2018-11-08
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,570,201 shares of common stock, par value $0.01 per share, were issued and outstanding as of November 6, 2018.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$37,930	25,254
Interest-bearing cash	38,017	55,998
Cash and cash equivalents	75,947	81,252
Securities available-for-sale (cost of $823,467 at September 30, 2018 and $736,975 at December 31, 2017)	817,745	743,239
Federal Home Loan Bank stock, at cost	17,446	19,065
Other investments	3,428	3,446
Derivative assets	6,151	2,803
Loans held for sale	25,356	35,292
Loans receivable, net of allowance for loan losses of $13,615 at September 30, 2018 and $11,478 at December 31, 2017	2,443,849	2,308,050
Premises and equipment, net	61,702	61,407
Accrued interest receivable	13,390	11,992
Real estate acquired through foreclosure, net	1,601	3,106
Deferred tax assets, net	6,746	2,436
Mortgage servicing rights	32,995	21,003
Cash value life insurance	58,354	57,195
Core deposit intangible	17,225	19,601
Goodwill	127,592	127,592
Other assets	11,958	21,538
Total assets	$3,721,485	3,519,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$567,394	525,615
Interest-bearing deposits	2,192,229	2,079,314
Total deposits	2,759,623	2,604,929
Short-term borrowed funds	320,500	340,500
Long-term debt	44,391	72,259
Derivative liabilities	—	156
Drafts outstanding	8,593	7,324
Advances from borrowers for insurance and taxes	5,435	3,005
Accrued interest payable	1,793	1,126
Reserve for mortgage repurchase losses	1,442	1,892
Dividends payable to stockholders	1,580	1,051
Accrued expenses and other liabilities	14,101	11,394
Total liabilities	3,157,458	3,043,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued or outstanding	—	—
Common stock, par value $.01; 50,000,000 shares and 25,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 22,570,445 and 21,022,202 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	226	210
Additional paid-in capital	412,990	348,037
Retained earnings	153,371	123,537
Accumulated other comprehensive income (loss), net of tax	(2,560)	3,597
Total stockholders’ equity	564,027	475,381
Total liabilities and stockholders’ equity	$3,721,485	3,519,017

  See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share data)
Interest income
Loans	$33,623	18,960	98,037	52,207
Investment securities	6,912	3,761	18,979	9,975
Dividends from Federal Home Loan Bank stock	313	135	751	358
Other interest income	137	70	371	178
Total interest income	40,985	22,926	118,138	62,718
Interest expense
Deposits	5,029	2,422	12,919	6,212
Short-term borrowed funds	1,529	441	4,488	1,225
Long-term debt	544	514	1,813	1,364
Total interest expense	7,102	3,377	19,220	8,801
Net interest income	33,883	19,549	98,918	53,917
Provision for loan losses	750	—	1,309	—
Net interest income after provision for loan losses	33,133	19,549	97,609	53,917
Noninterest income
Mortgage banking income	3,685	3,625	11,701	11,522
Deposit service charges	2,084	1,072	6,096	2,928
Net gain (loss) on sale of securities	(849)	368	(2,292)	1,174
Fair value adjustments on interest rate swaps	628	90	1,883	(37)
Net increase in cash value life insurance	378	267	1,153	759
Mortgage loan servicing income	2,313	1,652	6,428	4,822
Debit card income, net	1,086	459	3,562	1,346
Other	975	342	2,846	1,396
Total noninterest income	10,300	7,875	31,377	23,910
Noninterest expense
Salaries and employee benefits	13,451	8,623	40,660	26,487
Occupancy and equipment	4,113	2,508	11,860	7,129
Marketing and public relations	312	385	1,011	1,182
FDIC insurance	285	205	805	380
Recovery of mortgage loan repurchase losses	(150)	(225)	(450)	(675)
Legal expense	94	157	327	373
Other real estate (income) expense, net	(13)	(5)	(2)	40
Mortgage subservicing expense	640	494	1,772	1,485
Amortization of mortgage servicing rights	1,099	748	2,967	2,083
Amortization of core deposit intangible	778	170	2,375	472
Merger related expenses	—	311	15,216	1,910
Other	3,393	2,085	9,431	6,066
Total noninterest expense	24,002	15,456	85,972	46,932
Income before income taxes	19,431	11,968	43,014	30,895
Income tax expense	4,227	3,975	8,788	8,659
Net income	$15,204	7,993	34,226	22,236

Earnings per common share:
Basic	$0.67	$0.50	$1.58	$1.48
Diluted	$0.66	$0.49	$1.57	$1.47
Dividends per common share	$0.07	$0.04	$0.18	$0.12
Weighted average common shares outstanding:
Basic	22,678,681	16,029,332	21,616,485	14,980,349
Diluted	22,898,983	16,187,869	21,842,769	15,146,972

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Net income	$15,204	7,993	34,226	22,236

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	(3,872)	1,387	(12,195)	9,511
Tax effect	968	(499)	3,049	(3,424)

Reclassification adjustment for (gain) loss included in earnings	849	(368)	2,292	(1,174)
Tax effect	(212)	132	(573)	423

Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	331	34	1,694	(217)
Tax effect	(83)	(12)	(424)	78

Other comprehensive (loss) income, net of tax	(2,019)	674	(6,157)	5,197

Comprehensive income	$13,185	8,667	28,069	27,433

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2016	12,548,328	$125	66,156	98,451	(1,542)	163,190
Issuance of common stock, net of offering expenses	1,807,143	18	47,653	—	—	47,671
Stock issued - Greer Bancshares Incorporated acquisition	1,789,523	18	54,205	—	—	54,223
Stock awards	71,385	1	108	—	—	109
Vested stock awards surrendered in cashless exercise	(57,670)	—	(383)	(1,330)	—	(1,713)
Stock options exercised	600	—	10	—	—	10
Stock-based compensation expense, net	—	—	1,170	—	—	1,170
Net income	—	—	—	22,236	—	22,236
Dividends declared to stockholders	—	—	—	(1,869)	—	(1,869)
Other comprehensive income, net of tax	—	—	—	—	5,197	5,197
Balance, September 30, 2017	16,159,309	$162	168,919	117,488	3,655	290,224

Balance, December 31, 2017	21,022,202	$210	348,037	123,537	3,597	475,381
Issuance of common stock, net of offering expenses	1,500,000	15	63,007	—	—	63,022
Stock awards	59,305	1	106	—	—	107
Vested stock awards surrendered in cashless exercise	(18,658)	—	(245)	(405)	—	(650)
Stock options exercised	7,596	—	56	—	—	56
Stock-based compensation expense, net	—	—	2,029	—	—	2,029
Net income	—	—	—	34,226	—	34,226
Dividends declared to stockholders	—	—	—	(3,987)	—	(3,987)
Other comprehensive income, net of tax	—	—	—	—	(6,157)	(6,157)
Balance, September 30, 2018	22,570,445	$226	412,990	153,371	(2,560)	564,027

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$34,226	22,236
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,309	—
Amortization of unearned discount/premiums on investments, net	3,617	2,726
Accretion of deferred loan fees	(981)	(917)
Accretion of acquired loans	(7,035)	(2,052)
Amortization of core deposit intangibles	2,376	472
(Gain) loss on sale of available-for-sale securities, net	2,292	(1,174)
Mortgage banking income	(11,701)	(11,522)
Originations of loans held for sale	(667,991)	(671,103)
Proceeds from sale of loans held for sale	689,628	687,513
Amortization of fair value adjustments on subordinated debentures	132	55
Recovery of mortgage loan repurchase losses	(450)	(675)
Mortgage repurchase loan losses paid, net of recoveries	—	(76)
Fair value adjustments on interest rate swaps	(1,883)	37
Stock-based compensation	2,029	1,170
Increase in cash surrender value of bank owned life insurance	(1,153)	(759)
Depreciation	3,084	1,881
Loss (gain) on disposals of premises and equipment	(2)	3
Gain on sale of real estate acquired through foreclosure	(79)	(33)
Write-down of real estate acquired through foreclosure	126	—
Purchases of mortgage servicing rights	(9,970)	—
Originations of mortgage servicing rights	(4,989)	(4,495)
Amortization of mortgage servicing rights	2,967	2,083
Increase in:
Accrued interest receivable	(1,398)	(764)
Other assets	9,708	(2,868)
Increase (decrease) in:
Accrued interest payable	667	468
Dividends payable to stockholders	529	144
Accrued expenses and other liabilities	2,447	(5,461)
Cash flows provided by operating activities	47,505	16,889

Continued

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	For the Nine Months
	Ended September 30,
	2018	2017
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(286,485)	(202,321)
Maturities, payments and calls	76,972	37,097
Proceeds from sales	116,624	103,451
Increase in other investments	—	(21)
Decrease in Federal Home Loan Bank stock	1,619	1,697
Increase in loans receivable, net	(129,360)	(109,649)
Purchase of premises and equipment	(3,400)	(3,101)
Proceeds from disposals of premises and equipment	10	—
Proceeds from sale of real estate acquired through foreclosure	1,726	661
Net cash received for acquisitions	—	37,764
Cash flows used in investing activities	(222,294)	(134,422)

Cash flows from financing activities:
Net increase in deposit accounts	154,694	138,328
Net decrease in Federal Home Loan Bank advances	(48,000)	(43,500)
Principal repayment of subordinated debt	—	(3,871)
Net (decrease) increase in drafts outstanding	1,269	(593)
Net increase in advances from borrowers for insurance and taxes	2,430	2,105
Cash dividends paid on common stock	(3,987)	(1,725)
Proceeds from exercise of stock options	56	10
Proceeds from issuance of common stock	63,022	47,671
Cash flows provided by financing activities	169,484	138,425
Net (decrease) increase in cash and cash equivalents	(5,305)	20,892
Cash and cash equivalents, beginning of period	81,252	24,352
Cash and cash equivalents, end of period	$75,947	$45,244

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$18,553	8,075
Income taxes paid, net of refunds	4,470	7,889
Noncash investing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$268	1,047
Acquisitions:
Fair value of tangible assets acquired	$—	380,011
Other intangible assets acquired	—	4,480
Liabilities assumed	—	358,866
Net identifiable assets acquired over liabilities assumed	—	25,625
Common stock issued in acquisition	—	54,223
Goodwill	—	33,020

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

At September 30, 2018, statutory business trusts (“Trusts”) created or acquired by the Company had outstanding trust preferred securities with an aggregate par value of $36.0 million. The principal assets of the Trusts are $37.1 million of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $1.1 million of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10-K, except as reflected in Recently Adopted Accounting Pronouncements of this Note 1 – Summary of Significant Accounting Policies.

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

Subsequent Events

Subsequent events are material events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of financial condition but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events were identified that required accrual or disclosure except as follows:

On October 17, 2018, the Company declared a $0.07 dividend per common share, payable on January 4, 2019, to stockholders of record on December 14, 2018.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 amends the Fair Value Measurement Topic of the Accounting Standards Codification. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance on this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its financial statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 amends the Leases Topic of the Accounting Standards Codification to give entities another option for transition and to provide lessors with a practical expedient. The amendments will be effective for the Company for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification. For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018. We expect to adopt the guidance using the modified retrospective approach on January 1, 2019 and elect the practical expedients for transition including the transition option provided in ASU 2018-11. The practical expedients allow us to largely account for our existing operating leases consistent with current guidance except for the incremental balance sheet recognition for leases. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to have an immaterial impact on the Company’s consolidated balance sheet, as well as our regulatory capital ratios. The Company is nearing completion of identifying a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. In addition, the Company has obtained new software to aid in the transition to the new leasing guidance, and the majority of the Company’s leases have been entered into this new leasing software program.

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

In June 2016, the FASB ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is continuing to assess the impact that this new guidance will have on its consolidated financial statements through its implementation team. The team has assigned roles and responsibilities, key tasks to complete, and a timeline to be followed. The implementation team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, and conferences. The Company has engaged an outside consultant to assist with the methodology review and validation, as well as other key aspects of implementing the standard. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

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
14

NOTE 3 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available-for-sale at September 30, 2018 and December 31, 2017 follows:

	September 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Municipal securities	$214,553	1,531	(2,370)	213,714	240,904	6,790	(344)	247,350
US government agencies	24,772	—	(222)	24,550	11,983	34	(9)	12,008
Collateralized loan obligations	198,806	278	(160)	198,924	128,080	581	(18)	128,643
Corporate securities	6,909	86	(16)	6,979	6,891	115	—	7,006
Mortgage-backed securities:
Agency	207,146	356	(3,975)	203,527	243,075	1,234	(714)	243,595
Non-agency	160,026	442	(1,949)	158,519	94,834	551	(260)	95,125
Total mortgage-backed securities	367,172	798	(5,924)	362,046	337,909	1,785	(974)	338,720
Trust preferred securities	11,255	1,858	(1,581)	11,532	11,208	1,132	(2,828)	9,512
Total	$823,467	4,551	(10,273)	817,745	736,975	10,437	(4,173)	743,239

The Company had no held-to-maturity securities as of September 30, 2018 or December 31, 2017.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2018 follows:

	At September 30, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$1,604	1,590
One to five years	7,827	7,837
Six to ten years	114,295	113,616
After ten years	699,741	694,702
Total	$823,467	817,745

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Proceeds	$31,324	22,430	116,624	103,451

Realized gains	$8	368	77	1,388
Realized losses	(857)	—	(2,369)	(214)
Total investment securities gains (losses), net	$(849)	368	(2,292)	1,174

At September 30, 2018, the Company had pledged securities with a market value of $86.5 million as collateral for Federal Home Loan Bank (“FHLB”) advances.

At September 30, 2018, the Company has pledged $175.3 million of securities to secure public agency funds.

At September 30, 2018, the Company had $320.5 million of loans pledged for FRB advances.

The following tables summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At September 30, 2018
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$112,668	110,736	(1,932)	8,629	8,191	(438)	121,297	118,927	(2,370)
US government agencies	24,772	24,550	(222)	—	—	—	24,772	24,550	(222)
Collateralized loan obligations	86,037	85,877	(160)	—	—	—	86,037	85,877	(160)
Corporate securities	480	464	(16)	—	—	—	480	464	(16)
Mortgage-backed securities:
Agency	134,779	131,785	(2,994)	32,399	31,418	(981)	167,178	163,203	(3,975)
Non-agency	113,069	111,183	(1,886)	7,675	7,612	(63)	120,744	118,795	(1,949)
Total mortgage-backed securities	247,848	242,968	(4,880)	40,074	39,030	(1,044)	287,922	281,998	(5,924)
Trust preferred securities	—	—	—	8,449	6,868	(1,581)	8,449	6,868	(1,581)
Total	$471,805	464,595	(7,210)	57,152	54,089	(3,063)	528,957	518,684	(10,273)
16

	At December 31, 2017
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$23,849	23,631	(218)	3,606	3,480	(126)	27,455	27,111	(344)
US government agencies	1,681	1,672	(9)	—	—	—	1,681	1,672	(9)
Collateralized loan obligations	23,000	22,982	(18)	—	—	—	23,000	22,982	(18)
Mortgage-backed securities:
Agency	107,501	107,011	(490)	17,484	17,260	(224)	124,985	124,271	(714)
Non-agency	21,874	21,704	(170)	9,889	9,799	(90)	31,763	31,503	(260)
Total mortgage-backed securities	129,375	128,715	(660)	27,373	27,059	(314)	156,748	155,774	(974)
Trust preferred securities	—	—	—	8,516	5,688	(2,828)	8,516	5,688	(2,828)
Total	$177,905	177,000	(905)	39,495	36,227	(3,268)	217,400	213,227	(4,173)

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

At September 30, 2018 and December 31, 2017, the Company had 270 and 135, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows testing as needed, and determined that no OTTI expense was necessary during 2018 or 2017.

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

The derivative positions of the Company at September 30, 2018 and December 31, 2017 are as follows:

	At September 30,		At December 31,
	2018		2017
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$2,338	45,000	644	45,000
Non-hedging derivatives:
Interest rate swaps	2,562	85,000	964	50,000
Mortgage loan interest rate lock commitments	783	99,979	890	98,584
Mortgage loan forward sales commitments	178	15,739	305	23,401
Mortgage-backed securities forward sales commitments	290	82,000	—	—
Total derivative assets	$6,151	327,718	2,803	216,985

Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	$—	—	95	5,000
Mortgage-backed securities forward sales commitments	—	—	61	75,000
Total derivative liabilities	$—	—	156	80,000

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

The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company purchases nationally syndicated commercial and industrial loans. These loans typically have terms of seven years and are generally tied to a floating rate index such as LIBOR or prime. To effectively manage this line of business, the Company has an experienced senior lending executive with relevant experience to manage this area of this segment of the loan portfolio. In addition, the Company engaged a consulting firm that specializes in syndicated loans to assist in monitoring performance analytics. As of September 30, 2018 and December 31, 2017, there were approximately $91.3 million and $75.0 million in broadly syndicated loans outstanding. Syndicated loans are grouped within commercial business loans below. The Bank began originating leases, primarily on equipment utilized for business purposes, as a result of the First South acquisition. Lease terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease. Most leases provide 100% of the cost of the equipment and are secured by the leased equipment. The Company requires the leased equipment to be insured and that we be listed as a loss payee and named as an additional insured on the insurance policy. We manage credit risk associated with our lease financing loan class based upon the dollar amount of the lease and the level of credit risk. We follow a formal review process that entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance. As of September 30, 2018 and December 31, 2017, there were approximately $20.8 million and $24.0 million in lease receivables outstanding. Lease receivables are grouped within commercial business loans below.

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

Loans receivable, net at September 30, 2018 and December 31, 2017 are summarized by category as follows:

	At September 30,		At December 31,
	2018		2017
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$721,010	29.34%	665,774	28.70%
Home equity	85,483	3.48%	90,141	3.89%
Commercial real estate	981,132	39.92%	933,820	40.26%
Construction and development	312,072	12.70%	294,793	12.71%
Consumer loans	20,627	0.84%	19,990	0.86%
Commercial business loans	337,140	13.72%	315,010	13.58%
Total gross loans receivable	2,457,464	100.00%	2,319,528	100.00%
Less:
Allowance for loan losses	13,615		11,478
Total loans receivable, net	$2,443,849		2,308,050
21

Loans receivable, net at September 30, 2018 and December 31, 2017 for purchased non-credit impaired loans and nonacquired loans are summarized by category as follows:

	At September 30,		At December 31,
	2018		2017
Purchased Non-Credit Impaired Loans		% of Total		% of Total
(ASC 310-20) and Nonacquired Loans:	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$711,863	29.66%	654,597	29.21%
Home equity	85,409	3.56%	89,961	4.01%
Commercial real estate	944,765	39.37%	891,469	39.77%
Construction and development	308,410	12.85%	287,437	12.83%
Consumer loans	20,560	0.86%	19,895	0.89%
Commercial business loans	328,724	13.70%	297,754	13.29%
Total gross loans receivable	2,399,731	100.00%	2,241,113	100.00%
Less:
Allowance for loan losses	13,615		11,478
Total loans receivable, net	$2,386,116		2,229,635

Loans receivable, net at September 30, 2018 and December 31, 2017 for purchased credit impaired loans are summarized by category below.

	At September 30,		At December 31,
	2018		2017
Purchased Credit Impaired		% of Total		% of Total
Loans (ASC 310-30):	Amount	Loans	Amount	Loans
	(Dollars in thousands)		(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$9,146	15.85%	11,177	14.25%
Home equity	75	0.13%	180	0.23%
Commercial real estate	36,367	62.99%	42,351	54.01%
Construction and development	3,662	6.34%	7,356	9.38%
Consumer loans	66	0.11%	95	0.12%
Commercial business loans	8,417	14.58%	17,256	22.01%
Total gross loans receivable	57,733	100.00%	78,415	100.00%
Less:
Allowance for loan losses	—		—
Total loans receivable, net	$57,733		78,415

Included in the loan totals, net of purchase discount, were $749.4 million and $952.2 million in loans acquired through acquisitions at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, the purchase discount on purchased non-credit impaired loans was $12.1 million and $17.7 million, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

At September 30, 2018, the outstanding balance and recorded investment of PCI loans was $72.1 million and $57.7 million, respectively. At December 31, 2017, the outstanding balance and recorded investment of PCI loans was $93.8 million and $78.4 million, respectively,

The following table presents changes in the value of PCI loans receivable for the three and nine months ended September 30, 2018 and September 30, 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Balance at beginning of period	$64,518	23,993	78,415	—
Fair value of acquired loans	—	—	—	25,439
Net reductions for payments, foreclosures, and accretion	(6,785)	(3,406)	(20,682)	(4,852)
Balance at end of period	$57,733	20,587	57,733	20,587

The following table presents changes in the value of the accretable yield for PCI loans for the three and nine months ended September 30, 2018 and September 30, 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Accretable yield, beginning of period	$14,670	4,542	12,536	—
Additions	—	—	—	4,995
Accretion	(1,138)	(322)	(3,694)	(775)
Reclassification from nonaccretable balance, net	433	—	3,836	—
Other changes, net	180	—	1,467	—
Accretable yield, end of period	$14,145	4,220	14,145	4,220

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At September 30,		At December 31,
	2018		2017
	(Dollars in thousands)

Variable rate loans	$916,240	37.28%	807,748	34.82%
Fixed rate loans	1,541,224	62.72%	1,511,780	65.18%
Total loans outstanding	$2,457,464	100.00%	2,319,528	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended September 30, 2018
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$3,110	202	4,339	2,082	117	2,543	594	12,987
Provision for loan losses	402	15	352	4	255	(13)	(265)	750
Charge-offs	(79)	—	—	(23)	(117)	(20)	—	(239)
Recoveries	3	1	22	—	12	79	—	117
Balance, end of period	$3,436	218	4,713	2,063	267	2,589	329	13,615

	For the Three Months Ended September 30, 2017
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,725	218	3,331	948	101	2,901	526	10,750
Provision for loan losses	(125)	18	243	181	(36)	(342)	61	—
Charge-offs	(127)	—	—	—	(5)	—	—	(132)
Recoveries	2	—	—	—	16	26	—	44
Balance, end of period	$2,475	236	3,574	1,129	76	2,585	587	10,662

Allowance for loan losses:	For the Nine Months Ended September 30, 2018
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,719	168	3,986	1,201	79	2,840	485	11,478
Provision for loan losses	928	41	744	(152)	373	(469)	(156)	1,309
Charge-offs	(226)	—	(86)	(24)	(255)	(136)	—	(727)
Recoveries	15	9	69	1,038	70	354	—	1,555
Balance, end of period	$3,436	218	4,713	2,063	267	2,589	329	13,615

	For the Nine Months Ended September 30, 2017
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,636	197	3,344	1,132	80	2,805	494	10,688
Provision for loan losses	(2)	39	204	(5)	(16)	(313)	93	—
Charge-offs	(162)	—	—	—	(16)	—	—	(178)
Recoveries	3	—	26	2	28	93	—	152
Balance, end of period	$2,475	236	3,574	1,129	76	2,585	587	10,662

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At September 30, 2018:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$116	—	91	515	—	10	—	732
Collectively evaluated for impairment	3,320	218	4,622	1,548	267	2,579	329	12,883
	$3,436	218	4,713	2,063	267	2,589	329	13,615

Loans receivable ending balances:
Individually evaluated for impairment	$4,160	196	4,688	1,830	34	2,808	—	13,716
Collectively evaluated for impairment	707,704	85,212	940,077	306,580	20,527	325,915	—	2,386,015
Purchased Credit-Impaired Loans	9,146	75	36,367	3,662	66	8,417	—	57,733
Total loans receivable	$721,010	85,483	981,132	312,072	20,627	337,140	—	2,457,464

At December 31, 2017:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$64	29	—	—	—	16	—	109
Collectively evaluated for impairment	2,655	139	3,986	1,201	79	2,824	485	11,369
	$2,719	168	3,986	1,201	79	2,840	485	11,478

Loans receivable ending balances:
Individually evaluated for impairment	$3,435	108	4,811	318	26	285	—	8,983
Collectively evaluated for impairment	651,162	89,853	886,658	287,119	19,869	297,469	—	2,232,130
Purchased Credit-Impaired Loans	11,177	180	42,351	7,356	95	17,256	—	78,415
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	—	2,319,528
26

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of September 30, 2018 and December 31, 2017. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At September 30, 2018			At December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,961	3,119	—	2,725	2,846	—
Home equity	196	196	—	—	—	—
Commercial real estate	3,006	3,065	—	3,370	3,370	—
Construction and development	267	267	—	318	318	—
Consumer loans	34	35	—	26	26	—
Commercial business loans	2,658	2,659	—	113	114	—
	9,122	9,341	—	6,552	6,674	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,199	1,260	116	710	710	64
Home equity	—	—	—	108	108	29
Commercial real estate	1,682	1,682	91	1,441	1,441	—
Construction and development	1,563	1,563	515	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial business loans	150	150	10	172	172	16
	4,594	4,655	732	2,431	2,431	109

Total:
Loans secured by real estate:
One-to-four family	4,160	4,379	116	3,435	3,556	64
Home equity	196	196	—	108	108	29
Commercial real estate	4,688	4,747	91	4,811	4,811	—
Construction and development	1,830	1,830	515	318	318	—
Consumer loans	34	35	—	26	26	—
Commercial business loans	2,808	2,809	10	285	286	16
Commercial business loans	$13,716	13,996	732	8,983	9,105	109
27

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,115	25	2,686	13	2,220	27	2,757	34
Home equity	17	3	347	6	55	4	290	18
Commercial real estate	3,108	37	3,552	(13)	3,087	86	3,543	85
Construction and development	267	4	158	6	267	13	182	14
Consumer loans	20	1	19	—	21	1	19	—
Commercial business loans	155	104	32	—	426	118	32	1
	5,682	174	6,794	12	6,076	249	6,823	152

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,293	7	775	6	1,278	23	748	14
Home equity	—	—	274	—	—	—	246	(1)
Commercial real estate	1,702	16	1,472	62	1,679	55	1,472	62
Construction and development	1,447	—	—	—	1,137	(4)	—	—
Consumer loans	—	—	—	—	—	—	—	—
Commercial business loans	160	2	193	2	160	7	192	8
	4,602	25	2,714	70	4,254	81	2,658	83

Total:
Loans secured by real estate:
One-to-four family	3,408	32	3,461	19	3,498	50	3,505	48
Home equity	17	3	621	6	55	4	536	17
Commercial real estate	4,810	53	5,024	49	4,766	141	5,015	147
Construction and development	1,714	4	158	6	1,404	9	182	14
Consumer loans	20	1	19	—	21	1	19	—
Commercial business loans	315	106	225	2	586	125	224	9
	$10,284	199	9,508	82	10,330	330	9,481	235
28

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of September 30, 2018 and December 31, 2017.

	At September 30, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$1,089	399	139	396	210	714	2,947
60-89 days past due	1,452	130	—	150	45	130	1,907
90 days or more past due	3,394	245	3,191	122	56	558	7,566
Total past due	5,935	774	3,330	668	311	1,402	12,420
Current	715,075	84,709	977,802	311,404	20,316	335,738	2,445,044
Total loans receivable	$721,010	85,483	981,132	312,072	20,627	337,140	2,457,464

	At September 30, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$974	388	139	386	210	714	2,811
60-89 days past due	1,411	130	—	1	9	129	1,680
90 days or more past due	2,681	245	3,033	66	55	558	6,638
Total past due	5,066	763	3,172	453	274	1,401	11,129
Current	706,798	84,645	941,593	307,957	20,287	327,322	2,388,602
Total loans receivable	$711,864	85,408	944,765	308,410	20,561	328,723	2,399,731

	At September 30, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$115	11	—	10	—	—	136
60-89 days past due	41	—	—	149	36	1	227
90 days or more past due	713	—	158	56	1	—	928
Total past due	869	11	158	215	37	1	1,291
Current	8,277	64	36,209	3,447	29	8,416	56,442
Total loans receivable	$9,146	75	36,367	3,662	66	8,417	57,733
29

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$8,139	1,350	1,358	2,328	108	366	13,649
60-89 days past due	1,025	109	421	—	129	185	1,869
90 days or more past due	2,580	117	689	2,482	21	59	5,948
Total past due	11,744	1,576	2,468	4,810	258	610	21,466
Current	654,030	88,565	931,352	289,983	19,732	314,400	2,298,062
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

	At December 31, 2017
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$7,874	1,319	1,112	2,315	108	366	13,094
60-89 days past due	1,000	109	421	—	129	185	1,844
90 days or more past due	1,894	108	689	1,297	21	59	4,068
Total past due	10,768	1,536	2,222	3,612	258	610	19,006
Current	643,829	88,425	889,247	283,825	19,637	297,144	2,222,107
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$265	31	246	13	—	—	555
60-89 days past due	25	—	—	—	—	—	25
90 days or more past due	686	9	—	1,185	—	—	1,880
Total past due	976	40	246	1,198	—	—	2,460
Current	10,201	140	42,105	6,158	95	17,256	75,955
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415

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

30

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at September 30, 2018 and December 31, 2017.

	At September 30,	At December 31,
	2018	2017
	(In thousands)
Loans secured by real estate:
One-to-four family	$3,707	1,927
Home equity	349	108
Commercial real estate	3,535	1,540
Construction and development	1,659	51
Consumer loans	116	22
Commercial business loans	1,135	313
	$10,501	3,961

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

31

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of September 30, 2018 and December 31, 2017.

	At September 30, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$714,628	85,164	958,384	308,610	20,410	327,351	2,414,547
Special Mention	334	—	16,145	1,578	95	8,030	26,182
Substandard	6,048	319	6,603	1,884	122	1,759	16,735
Total loans receivable	$721,010	85,483	981,132	312,072	20,627	337,140	2,457,464

Performing	$716,590	85,134	977,439	310,357	20,478	336,005	2,446,003
Nonperforming:
90 days past due still accruing	713	—	158	56	33	—	960
Nonaccrual	3,707	349	3,535	1,659	116	1,135	10,501
Total nonperforming	4,420	349	3,693	1,715	149	1,135	11,461
Total loans receivable	$721,010	85,483	981,132	312,072	20,627	337,140	2,457,464
32

	At September 30, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$706,752	85,106	935,300	306,680	20,344	323,244	2,377,426
Special Mention	—	—	5,181	72	95	3,845	9,193
Substandard	5,112	302	4,284	1,658	122	1,634	13,112
Total loans receivable	$711,864	85,408	944,765	308,410	20,561	328,723	2,399,731

Performing	$708,157	85,059	941,230	306,751	20,413	327,588	2,389,198
Nonperforming:
90 days past due still accruing	—	—	—	—	32	—	32
Nonaccrual	3,707	349	3,535	1,659	116	1,135	10,501
Total nonperforming	3,707	349	3,535	1,659	148	1,135	10,533
Total loans receivable	$711,864	85,408	944,765	308,410	20,561	328,723	2,399,731

	At September 30, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$7,876	58	23,084	1,930	66	4,107	37,121
Special Mention	334	—	10,964	1,506	—	4,185	16,989
Substandard	936	17	2,319	226	—	125	3,623
Total loans receivable	$9,146	75	36,367	3,662	66	8,417	57,733

Performing	$8,433	75	36,209	3,606	65	8,417	56,805
Nonperforming:
90 days past due still accruing	713	—	158	56	1	—	928
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	713	—	158	56	1	—	928
Total loans receivable	$9,146	75	36,367	3,662	66	8,417	57,733
33

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$658,031	89,919	898,328	287,491	19,817	296,038	2,249,624
Special Mention	4,086	30	28,670	4,201	35	12,339	49,361
Substandard	3,657	192	6,822	3,101	138	6,633	20,543
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

Performing	$663,161	90,024	932,280	293,557	19,968	314,697	2,313,687
Nonperforming:
90 days past due still accruing	686	9	—	1,185	—	—	1,880
Nonaccrual	1,927	108	1,540	51	22	313	3,961
Total nonperforming	2,613	117	1,540	1,236	22	313	5,841
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

	At December 31, 2017
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$652,508	89,853	887,458	286,857	19,785	295,470	2,231,931
Special Mention	—	—	2,526	79	—	2,067	4,672
Substandard	2,089	108	1,485	501	110	217	4,510
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113

Performing	$652,670	89,853	889,929	287,386	19,873	297,441	2,237,152
Nonperforming:
90 days past due still accruing	—	—	—	—	—	—	—
Nonaccrual	1,927	108	1,540	51	22	313	3,961
Total nonperforming	1,927	108	1,540	51	22	313	3,961
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$5,523	66	10,870	634	32	568	17,693
Special Mention	4,086	30	26,144	4,122	35	10,272	44,689
Substandard	1,568	84	5,337	2,600	28	6,416	16,033
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415

Performing	$10,491	171	42,351	6,171	95	17,256	76,535
Nonperforming:
90 days past due still accruing	686	9	—	1,185	—	—	1,880
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	686	9	—	1,185	—	—	1,880
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415
34

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

Troubled Debt Restructurings

At September 30, 2018, there were $6.2 million in loans designated as troubled debt restructurings of which $4.1 million were accruing. At September 30, 2017, there were $6.5 million in loans designated as troubled debt restructurings of which $5.5 million were accruing. At December 31, 2017, there were $6.5 million in loans designated as troubled debt restructurings of which $5.3 million were accruing.

There was one loan with a premodification and post modification balance of $135,000 identified as a troubled debt restructuring during the nine months ended September 30, 2018 due to an interest rate change. There were two loans with a premodification and post modification balance of $608,000 identified as troubled debt restructurings during the nine months ended September 30, 2017 due to payment structure changes.

No loans previously restructured in the twelve months prior to September 30, 2018 and 2017 went into default during the three and nine months ended September 30, 2018 and 2017.

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in real estate acquired through foreclosure for the periods ended September 30, 2018 and December 31, 2017:

	At September 30,	At December 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$3,106	1,179
Additions	268	2,554
Sales	(1,647)	(627)
Write downs	(126)	—
Balance at end of period	$1,601	3,106

A summary of the composition of real estate acquired through foreclosure follows:

	At September 30,	At December 31,
	2018	2017
	(In thousands)
Real estate loans:
One-to-four family	$204	709
Commercial real estate	115	—
Construction and development	1,282	2,397
	$1,601	$3,106
35

NOTE 7 - DEPOSITS

Deposits outstanding by type of account at September 30, 2018 and December 31, 2017 are summarized as follows:

	At September 30,	At December 31,
	2018	2017
	(In thousands)
Noninterest-bearing demand accounts	$567,394	525,615
Interest-bearing demand accounts	579,522	551,308
Savings accounts	190,946	213,142
Money market accounts	453,957	452,734
Certificates of deposit:
Less than $250,000	863,290	755,887
$250,000 or more	104,514	106,243
Total certificates of deposit	967,804	862,130
Total deposits	$2,759,623	2,604,929

The aggregate amount of brokered certificates of deposit was $162.4 million and $99.2 million at September 30, 2018 and December 31, 2017, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $48.8 million and $39.1 million at September 30, 2018 and December 31, 2017, respectively.

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets and liabilities for the instrument or security to be valued. Level 1 assets include marketable equity securities as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by U.S. Government sponsored enterprises, and mortgage loans held-for-sale are generally included in this category. Certain private equity investments that invest in publicly traded companies are also considered Level 2 assets.

Level 3	Unobservable inputs that are supported by little, if any, market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect The Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily includes collateral-dependent impaired loans, other real estate, certain equity investments, and certain private equity investments.

The following is a description of the fair value methodologies used for financial assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2018 and December 31, 2017:

	Quoted market	Significant other	Significant other
	price in active	observable inputs	unobservable inputs
	markets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2018
Available-for-sale investment securities:
Municipal securities	$—	213,714	—
US government agencies	—	24,550	—
Collateralized loan obligations	—	198,924	—
Corporate securities	—	6,979	—
Mortgage-backed securities:
Agency	—	203,527	—
Non-agency	—	158,519	—
Trust preferred securities	—	11,532	—
Loans held for sale	—	25,356	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	2,338	—	—
Non-hedging derivatives:
Interest rate swaps	2,562	—	—
Mortgage loan interest rate lock commitments	—	783	—
Mortgage loan forward sales commitments	—	178	—
Mortgage-backed securities forward sales commitments	—	290	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	—	—	—
Mortgage-backed securities forward sales commitments	—	—	—
Total	$4,900	844,352	—

December 31, 2017
Available-for-sale investment securities:
Municipal securities	$—	247,350	—
US government agencies	—	12,008	—
Collateralized loan obligations	—	128,643	—
Corporate securities	—	7,006	—
Mortgage-backed securities:
Agency	—	243,595	—
Non-agency	—	95,125	—
Trust preferred securities	—	—	9,512
Loans held for sale	—	35,292	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	644	—	—
Non-hedging derivatives:
Interest rate swaps	964	—	—
Mortgage loan interest rate lock commitments	—	890	—
Mortgage loan forward sales commitments	—	305	—
Mortgage-backed securities forward sales commitments	—	—	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	95	—	—
Mortgage-backed securities forward sales commitments	—	61	—
Total	$1,703	770,275	9,512
38

Securities Available-for-Sale

Fair values for investment securities available-for-sale are measured on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At September 30, 2018 and December 31, 2017, the Company’s investment securities available-for-sale are recurring Level 2.

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

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2018 and December 31, 2017:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2018
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,044
Home equity	—	—	196
Commercial real estate	—	—	4,597
Construction and development	—	—	1,315
Consumer loans	—	—	34
Commercial business loans	—	—	2,798
Real estate owned:
One-to-four family	—	—	204
Commercial real estate	—	—	115
Construction and development	—	—	1,282
Mortgage servicing rights	—	—	45,070
Total	$—	—	59,655

December 31, 2017
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,371
Home equity	—	—	79
Commercial real estate	—	—	4,811
Construction and development	—	—	318
Consumer loans	—	—	26
Commercial business loans	—	—	269
Real estate owned:
One-to-four family	—	—	709
Commercial real estate	—	—	—
Construction and development	—	—	2,397
Mortgage servicing rights	—	—	26,255
Total	$—	—	38,235
40

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2018 and December 31, 2017
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
in each period presented
Prepayment rates averaging 5.5% -9.0% in 2018
Prepayment rates averaging 9% - 10% in 2017

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

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2018 and December 31, 2017 are as follows:

	At September 30, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$37,930	37,930	37,930	—	—
Interest-bearing cash	38,017	38,017	38,017	—	—
Securities available-for-sale	817,745	817,745	—	817,745	—
Federal Home Loan Bank stock	17,446	17,446	—	—	17,446
Other investments	3,428	3,428	—	—	3,428
Derivative assets	6,151	6,151	4,900	1,251	—
Loans held for sale	25,356	25,356	—	25,356	—
Loans receivable, net	2,443,849	2,440,321	—	—	2,440,321
Accrued interest receivable	13,390	13,390	—	13,390	—
Real estate acquired through foreclosure	1,601	1,601	—	—	1,601
Mortgage servicing rights	32,995	45,070	—	—	45,070

Financial liabilities:
Deposits	2,759,623	2,766,185	—	2,766,185	—
Short-term borrowed funds	320,500	320,566		320,566
Long-term debt	44,391	44,091		44,091
Derivative liabilities	—	—	—	—	—
Drafts outstanding	8,593	8,593	—	8,593	—
Advances from borrowers for insurance and taxes	5,435	5,435	—	5,435	—
Accrued interest payable	1,793	1,793	—	1,793	—
Dividends payable to stockholders	1,580	1,580	—	1,580	—

	At December 31, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$25,254	25,254	25,254	—	—
Interest-bearing cash	55,998	55,998	55,998	—	—
Securities available-for-sale	743,239	743,239	—	733,727	9,512
Federal Home Loan Bank stock	19,065	19,065	—	—	19,065
Other investments	3,446	3,446	—	—	3,446
Derivative assets	2,803	2,803	1,608	1,195	—
Loans held for sale	35,292	35,292	—	35,292	—
Loans receivable, net	2,308,050	2,311,088	—	—	2,311,088
Accrued interest receivable	11,992	11,992		11,992
Real estate acquired through foreclosure	3,106	3,106	—	—	3,106
Mortgage servicing rights	21,003	26,255	—	—	26,255

Financial liabilities:
Deposits	2,604,929	2,597,526	—	2,597,526	—
Short-term borrowed funds	340,500	339,870	—	339,870	—
Long-term debt	72,259	71,859	—	71,859	—
Derivative liabilities	156	156	95	61	—
Drafts outstanding	7,324	7,324	—	7,324	—
Advances from borrowers for insurance and taxes	3,005	3,005	—	3,005	—
Accrued interest payable	1,126	1,126	—	1,126	—
Dividends payable to stockholders	1,051	1,051	—	1,051	—
42

	At September 30, 2018		At December 31, 2017
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(In thousands)
Commitments to extend credit	$382,466	—	422,065	—
Standby letters of credit	13,922	—	4,449	—

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

As of September 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

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

The following is a summary of the reconciliation of weighted average shares outstanding for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	22,678,681	22,678,681	16,029,332	16,029,332
Effect of dilutive securities	—	220,302	—	158,537
Weighted average shares outstanding	22,678,681	22,898,983	16,029,332	16,187,869

	For the Nine Months Ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	21,616,485	21,616,485	14,980,349	14,980,349
Effect of dilutive securities	—	226,284	—	166,623
Weighted average shares outstanding	21,616,485	21,842,769	14,980,349	15,146,972

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of September 30, 2018 and 2017 used to calculate book value per share:

	As of September 30,
	2018	2017

Issued and outstanding shares	22,570,445	16,159,309
Less nonvested restricted stock awards	(135,045)	(99,639)
Period end dilutive shares	22,435,400	16,059,670

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

The following tables present selected financial information for the Company’s reportable business segments for the three and nine months ended September 30, 2018 and 2017:

	Community	Mortgage
For the Three Months Ended September 30, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$40,588	472	14	(89)	40,985
Interest expense	6,582	113	520	(113)	7,102
Net interest income (expense)	34,006	359	(506)	24	33,883
Provision for loan losses	750	—	—	—	750
Noninterest income from external customers	5,060	5,240	—	—	10,300
Intersegment noninterest income	242	36	—	(278)	—
Noninterest expense	19,041	4,674	287	—	24,002
Intersegment noninterest expense	—	242	—	(242)	—
Income (loss) before income taxes	19,517	719	(793)	(12)	19,431
Income tax expense (benefit)	4,254	164	(187)	(4)	4,227
Net income (loss)	$15,263	555	(606)	(8)	15,204

	Community	Mortgage
For the Three Months Ended September 30, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$22,460	480	8	(22)	22,926
Interest expense	3,086	65	291	(65)	3,377
Net interest income (expense)	19,374	415	(283)	43	19,549
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	3,097	4,778	—	—	7,875
Intersegment noninterest income	242	—	—	(242)	—
Noninterest expense	10,999	4,234	223	—	15,456
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	11,714	719	(508)	43	11,968
Income tax expense (benefit)	3,877	270	(188)	16	3,975
Net income (loss)	$7,837	449	(320)	27	7,993
46

	Community	Mortgage
For the Nine Months Ended September 30, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$116,905	1,361	41	(169)	118,138
Interest expense	17,732	244	1,488	(244)	19,220
Net interest income (expense)	99,173	1,117	(1,447)	75	98,918
Provision for loan losses	1,284	25	—	—	1,309
Noninterest income from external customers	15,690	15,599	88	—	31,377
Intersegment noninterest income	724	64	—	(788)	—
Noninterest expense	71,318	13,809	845	—	85,972
Intersegment noninterest expense	—	725	—	(725)	—
Income (loss) before income taxes	42,985	2,221	(2,204)	12	43,014
Income tax expense (benefit)	8,810	505	(532)	5	8,788
Net income (loss)	$34,175	1,716	(1,672)	7	34,226

	Community	Mortgage
For the Nine Months September 30, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$61,409	1,302	21	(14)	62,718
Interest expense	8,051	119	750	(119)	8,801
Net interest income (expense)	53,358	1,183	(729)	105	53,917
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	9,011	14,899	—	—	23,910
Intersegment noninterest income	725	64	—	(789)	—
Noninterest expense	33,773	12,448	711	—	46,932
Intersegment noninterest expense	—	720	5	(725)	—
Income (loss) before income taxes	29,321	2,978	(1,445)	41	30,895
Income tax expense (benefit)	8,533	645	(535)	16	8,659
Net income (loss)	$20,788	2,333	(910)	25	22,236
47

The following tables present selected financial information for the Company’s reportable business segments for September 30, 2018 and December 31, 2017:

	Community	Mortgage
At September 30, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$3,719,057	90,622	598,680	(686,874)	3,721,485
Loans receivable, net	2,434,816	30,500	—	(21,467)	2,443,849
Loans held for sale	2,794	22,562	—	—	25,356
Deposits	2,768,711	—	—	(9,088)	2,759,623
Borrowed funds	332,500	21,007	32,391	(21,007)	364,891

	Community	Mortgage
At December 31, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$3,516,551	81,681	503,144	(582,359)	3,519,017
Loans receivable, net	2,295,316	28,206	—	(15,472)	2,308,050
Loans held for sale	5,999	29,293	—	—	35,292
Deposits	2,611,106	—	—	(6,177)	2,604,929
Borrowed funds	380,500	15,000	32,259	(15,000)	412,759
48

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 and assesses our financial condition as of September 30, 2018 as compared to December 31, 2017. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2017 included in our Form 10-K for that period. Results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period.

Cautionary Warning Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, the following:

•	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;
•	changes in economic conditions, either nationally or regionally and especially in our primary market areas, resulting in, among other things, a deterioration in credit quality;
•	changes in interest rates, or changes in regulatory environment resulting in a decline in our mortgage production and a decrease in the profitability of our mortgage banking operations;
•	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the South Carolina, eastern North Carolina and national real estate markets;
•	the rate of delinquencies and amount of loans charged-off;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	the rate of loan growth in recent or future years;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	significant increases in competitive pressure in the banking and financial services industries;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Act and regulations adopted thereunder, changes in federal or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking, mortgage banking, and financial service industries;
49

•	changes occurring in business conditions and inflation;
•	increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding;
•	the impact of recent and future hurricanes and other natural disasters on our loan portfolio and the economic prospects of our coastal markets;
•	our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations;
•	changes in deposit flows;
•	changes in technology;
•	changes in monetary and tax policies;
•	changes in accounting policies, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the FASB;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
•	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;
•	our anticipated capital expenditures and our estimates regarding our capital requirements;
•	our liquidity and working capital requirements;
•	competitive pressures among depository and other financial institutions;
•	the growth rates of the markets in which we compete;
•	our anticipated strategies for growth and sources of new operating revenues;
•	our current and future products, services, applications and functionality and plans to promote them;
•	anticipated trends and challenges in our business and in the markets in which we operate;
•	the evolution of technology affecting our products, services and markets;
•	our ability to retain and hire necessary employees and to staff our operations appropriately;
•	management compensation and the methodology for its determination;
•	our ability to compete in our industry and innovation by our competitors;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and
•	estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices and stock-based compensation.

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

50

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

Executive Summary of Operating Results

The following is a summary of the Company’s financial highlights and significant events in third quarter of 2018:

•	Net income for the third quarter 2018 increased 90.2% to $15.2 million, or $0.66 per diluted share, from $8.0 million, or $0.49 per diluted share for the third quarter of 2017.
•	Operating earnings for the third quarter of 2018, which exclude certain non-operating income and expenses, increased 94.7% to $15.4 million, or $0.67 per diluted share, from $7.9 million, or $0.49 per diluted share, for the third quarter of 2017.
•	Operating earnings for Q3 2018 have been adjusted to eliminate the following significant items:
o	The fair value gain on interest rate swaps of $628,000.
o	The loss on sale of securities of $849,000.
•	Performance ratios for Q3 2018 compared to Q3 2017:
o	Return on average assets was 1.66% compared to 1.43%.
o	Operating return on average assets was 1.68% compared to 1.42%.
51

o	Return on average tangible equity was 14.68% compared to 13.24%.
o	Operating return on average tangible equity was 14.85% compared to 13.08%.
•	Loans receivable, gross grew $137.9 million, or at an annualized rate of 7.9% since December 31, 2017.
•	Nonperforming assets to total assets were 0.32% at September 30, 2018 compared to 0.20% at December 31, 2017.
•	Total deposits increased $154.7 million since December 31, 2017. Core deposits increased $49.0 million since December 31, 2017.

Hurricane Florence Update

On September 14, 2018, Hurricane Florence made landfall near Wilmington, NC. As a result of Florence, our markets’ business activities were significantly impacted along the Eastern and Coastal regions of the Carolinas. The impact of Florence on our third quarter results is difficult to quantify. However, we believe the hurricane adversely impacted our operating earnings in the following areas:

•	Limited mortgage banking activities in Eastern and Coastal markets during most of September 2018.
•	Delayed closings on mortgage loans, in which we provided free extensions to customers, reducing margin.
•	Costs related to relocating employees, repairs of facilities, compensation costs and contributions to relief efforts.
•	Refunds of foreign ATM fees to customers affected by the storm.
•	Delayed closings on commercial loans and limited business activity for most of September in the impacted areas.
•	Increased provision for loan losses for unknown impacts of Florence.

The aggregate financial effects of these items was a reduction in income and an increase in expense of approximately $500,000 to $600,000 pretax for the quarter. We are continuing to assess the impact of Florence on the economic prospects of our markets affected by it in future periods.

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

52

The following is a summary of the Company’s performance measures:

	At or for the Three		At or for the Nine
	Months Ended		Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Performance Ratios (annualized):
Return on average equity	10.87%	11.16%	8.91%	11.49%
Return on average assets	1.66%	1.43%	1.27%	1.44%
Return on average tangible equity (Non-GAAP)	14.68%	13.24%	12.46%	13.25%
Average earning assets to average total assets	89.59%	91.09%	89.57%	91.18%
Average loans receivable to average deposits	87.82%	85.59%	88.74%	87.53%
Average stockholders’ equity to average assets	15.27%	12.85%	14.21%	12.56%
Net interest margin-tax equivalent (1)	4.15%	3.94%	4.15%	3.97%
Net charge-offs (recoveries) to average loans receivable	0.02%	0.02%	(0.05)%	0.00%
Nonperforming assets to period end loans receivable	0.49%	0.44%	0.49%	0.44%
Nonperforming assets to total assets	0.32%	0.29%	0.32%	0.29%
Nonperforming loans to total loans	0.43%	0.33%	0.43%	0.33%
Allowance for loan losses as a percentage of loans receivable (end of period)	0.55%	0.72%	0.55%	0.72%
Allowance for loan losses as a percentage of non-acquired loans receivable (Non-GAAP)	0.80%	0.87%	0.80%	0.87%
Allowance for loan losses as a percentage of nonperforming loans	129.26%	216.53%	129.26%	216.53%

(1) Net interest margin-tax equivalent reflects tax-exempt income on a tax-equivalent basis.

53

The following table presents a reconciliation of Non-GAAP performance measures for consolidated operating earnings and corresponding ratios:

	For the Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
As Reported:
Income before income taxes	$19,431	19,002	4,581	10,630	11,968
Tax expense	4,227	4,036	525	4,302	3,975
Net Income	$15,204	14,966	4,056	6,328	7,993

Average equity	$559,401	$497,694	$477,830	$380,529	$286,524
Average tangible equity (Non-GAAP)	$414,205	$351,703	$331,047	$288,156	$241,489
Average assets	$3,663,915	$3,627,401	$3,522,407	$3,048,214	$2,230,586

Return on average assets	1.66%	1.65%	0.46%	0.83%	1.43%
Return on average equity	10.87%	12.03%	3.40%	6.65%	11.16%
Return on average tangible equity (Non-GAAP)	14.68%	17.02%	4.90%	8.78%	13.24%
Tangible equity to tangible assets	11.72%	11.45%	9.65%	9.73%	11.09%

Weighted average common shares outstanding:
Basic	22,678,681	21,243,094	20,908,225	19,207,307	16,029,332
Diluted	22,898,983	21,454,039	21,119,316	19,443,353	16,187,869
Earnings per common share:
Basic	$0.67	$0.70	$0.19	$0.33	$0.50
Diluted	$0.66	$0.70	$0.19	$0.33	$0.49

Operating Earnings and Performance Ratios:
Income before income taxes	$19,431	19,002	4,581	10,630	11,968
(Gain)/loss on sale of securities	849	746	697	242	(368)
Fair value adjustments on interest rate swaps	(628)	(451)	(803)	(419)	(90)
Merger related expenses	—	506	14,710	6,391	311
Operating earnings before income taxes	19,652	19,803	19,185	16,844	11,821
Tax expense (1)	4,279	4,205	4,242	5,721	3,926
Operating earnings (Non-GAAP)	$15,373	15,598	14,943	11,123	7,895

Average equity	$559,401	497,694	477,830	380,529	286,524
Less average intangible assets	(145,196)	(145,991)	(146,783)	(92,373)	(45,035)
Average tangible common equity (Non-GAAP)	$414,205	351,703	331,047	288,156	241,489

Average assets	$3,663,915	3,627,401	3,522,407	3,048,214	2,230,586
Less average intangible assets	(145,196)	(145,991)	(146,783)	(92,373)	(45,035)
Average tangible assets (Non-GAAP)	$3,518,719	3,481,410	3,375,624	2,955,841	2,185,551

Operating return on average assets (Non-GAAP)	1.68%	1.72%	1.70%	1.46%	1.42%
Operating return on average equity (Non-GAAP)	10.99%	12.54%	12.51%	11.69%	11.02%
Operating return on average tangible assets (Non-GAAP)	1.75%	1.79%	1.77%	1.51%	1.44%
Operating return on average tangible equity (Non-GAAP)	14.85%	17.74%	18.06%	15.44%	13.08%

Weighted average common shares outstanding:
Basic	22,678,681	21,243,094	20,908,225	19,207,307	16,029,332
Diluted	22,898,983	21,454,039	21,119,316	19,443,353	16,187,869
Operating earnings per common share:
Basic (Non-GAAP)	$0.68	$0.73	$0.71	$0.58	$0.49
Diluted (Non-GAAP)	$0.67	$0.73	$0.71	$0.57	$0.49

(1)     Tax expense is determined using the effective tax rate adjusted to eliminate the impact of the non-operating items.

54

	At the Month Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017

Core deposits:
Noninterest-bearing demand accounts	$567,394	577,568	547,744	525,615	333,267
Interest-bearing demand accounts	579,522	584,719	558,942	551,308	309,241
Savings accounts	190,946	198,571	212,249	213,142	69,552
Money market accounts	453,957	458,558	463,676	452,734	377,754
Total core deposits (Non-GAAP)	1,791,819	1,819,416	1,782,611	1,742,799	1,089,814

Certificates of deposit:
Less than $250,000	863,290	788,693	791,789	755,887	567,483
$250,000 or more	104,514	100,689	102,569	106,243	50,357
Total certificates of deposit	967,804	889,382	894,358	862,130	617,840
Total deposits	$2,759,623	2,708,798	2,676,969	2,604,929	1,707,654
55

	At the Month Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017

Tangible book value per share:
Total stockholders’ equity	$564,027	551,784	475,046	475,381	290,224
Less intangible assets	(144,817)	(145,595)	(146,387)	(147,193)	(44,953)
Tangible common equity (Non-GAAP)	$419,210	406,189	328,659	328,188	245,271

Issued and outstanding shares	22,570,445	22,570,182	21,057,539	21,022,202	16,159,309
Less nonvested restricted stock awards	(135,045)	(137,345)	(136,395)	(134,302)	(99,639)
Period end dilutive shares	22,435,400	22,432,837	20,921,144	20,887,900	16,059,670

Total stockholders’ equity	$564,027	$551,784	$475,046	$475,381	$290,224
Divided by period end dilutive shares	22,435,400	22,432,837	20,921,144	20,887,900	16,059,670
Common book value per share	$25.14	$24.60	$22.71	$22.76	$18.07

Tangible common equity (Non-GAAP)	$419,210	$406,189	$328,659	$328,188	$245,271
Divided by period end dilutive shares	22,435,400	22,432,837	20,921,144	20,887,900	16,059,670
Tangible common book value per share (Non-GAAP)	$18.69	$18.11	$15.71	$15.71	$15.27

	At the Month Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
Acquired and non-acquired loans:
Acquired loans receivable	$749,442	813,688	877,012	952,220	257,461
Non-acquired gross loans receivable	1,708,022	1,613,533	1,503,006	1,367,308	1,227,000
Total gross loans receivable	$2,457,464	2,427,221	2,380,018	2,319,528	1,484,461
% Acquired	30.50%	33.52%	36.85%	41.05%	17.34%

Non-acquired loans	$1,708,022	1,613,533	1,503,006	1,367,308	1,227,000
Allowance for loan losses	13,615	12,987	12,708	11,478	10,662
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.80%	0.80%	0.85%	0.84%	0.87%

Total gross loans receivable	$2,457,464	2,427,221	2,380,018	2,319,528	1,484,461
Allowance for loan losses	13,615	12,987	12,708	11,478	10,662
Allowance for loan losses to total gross loans receivable	0.55%	0.54%	0.53%	0.49%	0.72%
56

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2017 Annual Report on Form 10-K, except as reflected below. Refer to the notes to our consolidated financial statements in our 2017 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations

Summary

The Company reported an increase in net income for the three months ended September 30, 2018 to $0.66 per diluted share, as compared to $0.49 per diluted share, for the three months ended September 30, 2017. Included in net income for the three months ended September 30, 2017 were pretax merger-related expenses of $0.3 million. The Company reported increased net income for the nine months ended September 30, 2018 of $34.2 million, or $1.57 per diluted share, as compared to $22.2 million, or $1.47 per diluted share, for the nine months ended September 30, 2017. Included in net income for the nine months ended September 30, 2018 and 2017 were pretax merger-related expenses of $15.2 million and $1.9 million, respectively.

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

Net interest income increased to $33.9 million for the three months ended September 30, 2018 from $19.5 million for the three months ended September 30, 2017. Net interest income increased to $98.9 million for the nine months ended September 30, 2018 from $53.9 million for the nine months ended September 30, 2017. The increase in net interest income is a result of the increase in average interest-earning assets balances, as well as an increase in the net interest margin on a tax equivalent yield basis of 21 basis points over the comparable prior year quarter. The increase in average earnings assets for the three and nine month periods ended September 30, 2018 over the comparable prior year periods is primarily the result of increased balances of loans receivable and securities available for sale. Net interest margin on a tax equivalent yield basis was 18 basis points higher than the comparable prior year nine month period.

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

	For The Three Months Ended September 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$23,692	266	4.45%	27,282	269	3.91%
Loans receivable, net (1)	2,402,075	33,357	5.51%	1,463,771	18,691	5.07%
Interest-bearing cash	21,419	107	1.98%	16,533	52	1.25%
Securities available for sale	815,612	6,912	3.39%	511,564	3,757	2.87%
Dividends from non-equitable securities	16,181	313	7.67%	10,005	135	5.35%
Other investments	3,447	30	3.45%	2,629	22	3.32%
Total interest-earning assets	3,282,426	40,985	4.95%	2,031,784	22,926	4.48%
Non-earning assets	381,489			198,802

Total assets	$3,663,915			2,230,586

Interest-bearing liabilities:
Demand accounts	573,875	601	0.42%	297,163	228	0.30%
Money market accounts	459,141	890	0.77%	381,711	500	0.52%
Savings accounts	193,010	191	0.39%	69,233	36	0.21%
Certificates of deposit	927,395	3,347	1.43%	607,532	1,658	1.08%
Short-term borrowed funds	292,217	1,529	2.08%	146,670	441	1.19%
Long-term debt	46,261	544	4.67%	64,855	514	3.14%
Total interest-bearing liabilities	2,491,899	7,102	1.13%	1,567,164	3,377	0.85%
Noninterest-bearing deposits	581,925			354,624
Other liabilities	30,689			22,274
Stockholders’ equity	559,401			286,524

Total liabilities and Stockholders’ equity	$3,663,914			2,230,586

Net interest spread			3.82%			3.63%
Net interest margin	4.10%			3.82%

Net interest margin (tax-equivalent) (2)	4.15%			3.94%
Net interest income		$33,883			19,549

(1) Average balances of loans receivable, net include nonaccrual loans.

(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 4.10%, or 4.15% on a tax-equivalent basis, for the three months ended September 30, 2018 compared to 3.82%, or 3.94% on a tax equivalent basis, for the three months ended September 30, 2017. The increase in margin from period to period is the result of an increase in yield on securities available for sale and loans receivable net of the increase in cost of funds. The yield on loans receivable during the quarter ended September 30, 2018 and 2017 reflects accretion income from loans purchased in acquisitions of $2.2 million and $601,000 respectively.

Our net interest spread, which is not on a tax-equivalent basis, was 3.82% for the three months ended September 30, 2018 as compared to 3.63% for the same period in 2017. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 19 basis point increase in net interest spread is a result of the 47 basis point increase in yield on interest-earning assets net of a 28 basis point increase in rates paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate and maturing fixed rate loans repricing as a result of the increases in the prime rate.

	For The Nine Months Ended September 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans held for sale	$22,832	726	4.25%	22,507	657	3.90%
Loans receivable, net (1)	2,375,461	97,311	5.48%	1,363,830	51,550	5.05%
Interest-bearing cash	22,889	285	1.66%	15,160	117	1.03%
Securities available for sale	785,782	18,979	3.22%	458,266	9,966	2.87%
Dividends from non-equitable securities	18,303	751	5.49%	10,342	351	4.54%
Other investments	3,967	86	2.90%	3,855	77	2.63%
Total interest-earning assets	3,229,234	118,138	4.89%	1,873,960	62,718	4.47%
Non-earning assets	376,198			181,277

Total assets	$3,605,432			2,055,237

Interest-bearing liabilities:
Demand accounts	555,802	1,446	0.35%	253,735	540	0.28%
Money market accounts	462,250	2,263	0.65%	355,049	1,202	0.45%
Savings accounts	203,815	451	0.30%	63,678	91	0.19%
Certificates of deposit	896,569	8,759	1.31%	563,688	4,379	1.04%
Short-term borrowed funds	328,388	4,488	1.83%	165,610	1,225	0.99%
Long-term debt	61,569	1,813	3.94%	52,108	1,364	3.51%
Total interest-bearing liabilities	2,508,393	19,220	1.02%	1,453,868	8,801	0.81%
Noninterest-bearing deposits	558,453			321,894
Other liabilities	26,318			21,374
Stockholders’ equity	512,268			258,101

Total liabilities and Stockholders’ equity	$3,605,432			2,055,237

Net interest spread			3.87%			3.66%
Net interest margin	4.10%			3.85%

Net interest margin (tax-equivalent) (2)	4.15%			3.97%
Net interest income		98,918			53,917

(1) Average balances of loans receivable, net include nonaccrual loans.

(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 4.10%, or 4.15% on a tax-equivalent basis, for the nine months ended September 30, 2018 compared to 3.85%, or 3.97% on a tax equivalent basis, for the nine months ended September 30, 2017. The increase in margin from period to period is the result of a shift to higher yielding earning assets as well as an increase in yield on securities available for sale and loans receivable, net of the increase in cost of funds. Average loans receivable comprised 73.6% of earnings assets for the nine months ended September 30, 2018 compared to 72.8% for the nine months ended September 30, 2017. The yield on loans receivable during the nine months ended September 30, 2018 and 2017 reflects accretion income from loans purchased in acquisitions of $7.0 million and $2.1 million, respectively.

Our net interest spread, which is not on a tax-equivalent basis, was 3.87% for the nine months ended September 30, 2018 as compared to 3.66% for the same period in 2017. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 21 basis point increase in net interest spread is a result of the 42 basis point increase in yield on interest-earning assets as well as a 21 basis point increase in rates paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing as a result of the increases in the prime rate.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended September 30, 2018 and 2017.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$12,987	10,750	11,478	10,688
Provision for loan losses	750	—	1,309	—
Loan charge-offs	(239)	(132)	(727)	(178)
Loan recoveries	117	44	1,555	152
Balance, end of period	$13,615	10,662	13,615	10,662

The Company experienced net chargeoffs of $122,000 for the three months ended September 30, 2018 and net chargeoffs of $88,000 for the three months ended September 30, 2017. The Company experienced net recoveries of $828,000 for the nine months ended September 30, 2018 and net chargeoffs of $26,000 for the nine months ended September 30, 2017. Asset quality has remained relatively consistent since December 31, 2017, with nonperforming assets of 0.32% as of September 30, 2018 and 0.20% as of December 31, 2017. Provision for loan losses of $750,000 was recorded in the third quarter of 2018 primarily driven by organic loan growth and unknown storm related impacts. No provision expense for loan losses was recorded during the first nine months of 2017 primarily due to the net recoveries experienced and asset quality.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. The major components of noninterest income for the three and nine months ended September 30, 2018 and 2017 are presented below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Noninterest income:
Mortgage banking income	$3,685	3,625	11,701	11,522
Deposit service charges	2,084	1,072	6,096	2,928
Net gain (loss) on sale of securities	(849)	368	(2,292)	1,174
Fair value adjustments on interest rate swaps	628	90	1,883	(37)
Net increase in cash value life insurance	378	267	1,153	759
Mortgage loan servicing income	2,313	1,652	6,428	4,822
Debit card income, net	1,086	459	3,562	1,346
Other	975	342	2,846	1,396
Total noninterest income	$10,300	7,875	31,377	23,910

Noninterest income increased to $10.3 million for the three months ended September 30, 2018 from $7.9 million for the three months ended September 30, 2017. Noninterest income increased to $31.4 million for the nine months ended September 30, 2018 from $23.9 million for the nine months ended September 30, 2017. The increase in noninterest income for the three and nine months ended September 30, 2018 over the comparable periods in 2017 primarily relates to an increase in mortgage loan servicing income, deposit service charges, fair value adjustments on interest rate swaps and increases in other noninterest income.

The following table provides a break out of mortgage banking:

	For the Three Months Ended September 30,
	Loan Originations		Mortgage Banking Income		Margin
	2018	2017	2018	2017	2018	2017
Additional segment information:
Community banking	$27,563	20,342	541	500	1.96%	2.46%
Wholesale mortgage banking	190,142	217,014	3,144	3,125	1.65%	1.44%
Total	$217,705	237,356	3,685	3,625	1.69%	1.53%

	For the Nine Months Ended September 30,
	Loan Originations		Mortgage Banking Income		Margin
	2018	2017	2018	2017	2018	2017
Additional segment information:
Community banking	$91,786	59,511	1,843	1,441	2.01%	2.42%
Wholesale mortgage banking	576,205	611,597	9,858	10,081	1.71%	1.65%
Total	$667,991	671,108	11,701	11,522	1.75%	1.72%
61

Mortgage loan servicing income increased $661,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Mortgage loan servicing income increased $1.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in mortgage loan servicing income was primarily driven by an increase in loans serviced for the comparative periods.

The fair value adjustment on interest rate swaps increased noninterest income by $538,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The fair value adjustment on interest rate swaps increased noninterest income by $1.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The change in fair value adjustment on interest rate swaps relates to the change in interest rates from period to period. The Company uses standalone interest rate swaps to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$13,451	8,623	40,660	26,487
Occupancy and equipment	4,113	2,508	11,860	7,129
Marketing and public relations	312	385	1,011	1,182
FDIC insurance	285	205	805	380
Recovery of mortgage loan repurchase losses	(150)	(225)	(450)	(675)
Legal expense	94	157	327	373
Other real estate (income) expense, net	(13)	(5)	(2)	40
Mortgage subservicing expense	640	494	1,772	1,485
Amortization of mortgage servicing rights	1,099	748	2,967	2,083
Amortization of core deposit intangible	778	170	2,375	472
Merger-related expenses	—	311	15,216	1,910
Other	3,393	2,085	9,431	6,066
Total noninterest expense	$24,002	15,456	85,972	46,932

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased to $24.0 million for the three months ended September 30, 2018 from $15.5 million for the three months ended September 30, 2017. Noninterest expense increased to $86.0 million for the nine months ended September 30, 2018 from $46.9 million for the nine months ended September 30, 2017. The increase in noninterest expense is primarily the result of an increase in salaries and employee benefits and occupancy and equipment as well as merger related expenses related to the acquisition of First South Bank. Merger related expenses totaled $15.2 million for the nine months ended September 30, 2018 as compared to $1.9 million for the nine months ended September 30, 2017.

Income Tax Expense

Our effective tax rate was 21.7% for three month period ended September 30, 2018, compared to 33.2% for the three month period ended September 30, 2017. Our effective tax rate was 20.4% for nine month period ended September 30, 2018, compared to 28.0% for the nine month period ended September 30, 2017. The decrease in the effective tax rate from period to period reflects a reduction in the federal income tax rate from 35% to 21% as enacted in the 2017 Tax Cuts Jobs Act on December 22, 2017. In addition to the lower federal tax rate, the decrease in the effective tax rate from period to period reflects an increase in interest income on municipal securities during 2018 and tax benefits related to excess stock-based compensation.

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

At September 30, 2018, our securities portfolio, excluding FHLB stock and other investments, was $817.7 million or approximately 22.0% of our assets. Our available-for-sale securities portfolio included US agency securities, municipal securities, collateralized loan obligations, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $817.7 million and an amortized cost of $823.5 million resulting in a net unrealized loss of $5.7 million.

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

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans receivable at September 30, 2018 and December 2017 were $2.5 billion and $2.3 billion, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of September 30, 2018, our loan portfolio included $2.1 billion, or 85.4%, of gross loans secured by real estate. As of December 31, 2017, our loan portfolio included $2.0 billion, or 85.6%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $137.9 million since December 31, 2017. The growth in loan balances was primarily the result of strong organic growth in both commercial and residential lending.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At September 30,		At December 31,
	2018		2017
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)		(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$721,010	29.34%	665,774	28.70%
Home equity	85,483	3.48%	90,141	3.89%
Commercial real estate	981,132	39.92%	933,820	40.26%
Construction and development	312,072	12.70%	294,793	12.71%
Consumer loans	20,627	0.84%	19,990	0.86%
Commercial business loans	337,140	13.72%	315,010	13.58%
Total gross loans receivable	2,457,464	100.00%	2,319,528	100.00%
Less:
Allowance for loan losses	13,615		11,478
Total loans receivable, net	$2,443,849		$2,308,050

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At September 30, 2018
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$26,554	136,882	557,574	721,010
Home equity	10,949	21,296	53,238	85,483
Commercial real estate	95,291	621,964	263,877	981,132
Construction and development	98,073	181,369	32,630	312,072
Consumer loans	1,195	11,231	8,201	20,627
Commercial business loans	59,206	163,376	114,558	337,140
Total gross loans receivable	$291,268	1,136,118	1,030,078	2,457,464

Loans maturing - after one year
Variable rate loans				$733,815
Fixed rate loans				1,432,381
				$2,166,196
64

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of nine consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of September 30, 2018, the Company had $0.9 million of PCI loans that were 90 days past due and accruing. At December 31, 2017, the Company had $1.9 million of PCI loans that were 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets, excluding purchased credit impaired loans, at the end of the periods indicated.

	At September 30,	At December 31,
	2018	2017
	(In thousands)
Loans receivable:
90 days and still accruing	$32	—
Nonaccrual loans-renegotiated loans	1,285	1,140
Nonaccrual loans-other	9,216	2,793
Real estate acquired through foreclosure, net	1,601	3,106
Total Non-Performing Assets	$12,134	7,039

Problem Assets not included in Non-Performing Assets-Accruing renegotiated loans outstanding	$4,935	5,324

At September 30, 2018, nonperforming assets were $12.1 million, or 0.32% of total assets. Comparatively, nonperforming assets were $7.0 million, or 0.20% of total assets, at December 31, 2017. Nonperforming loans were 0.43% and 0.17% of gross loans receivable at September 30, 2018 and December 31, 2017, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $4.9 million at September 30, 2018, compared to $5.3 million at December 31, 2017. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at September 30, 2018 and December 31, 2017 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on loans greater than $100,000 on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The allowance for loan losses was $13.6 million, or 0.80% of non-acquired loans, at September 30, 2018, compared to $11.5 million, or 0.85% of total non-acquired loans, at December 31, 2017. Loans acquired in business combinations were $749.4 million and $952.2 million at September 30, 2018 and December 31, 2017, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. At September 30, 2018 and December 31, 2017, acquired non-credit impaired loans had a purchase discount remaining of $12.1 million and $17.7 million, respectively.

The table below shows a reconciliation of acquired and non-acquired loans and allowance for loan losses to non-acquired loans:

	At the Month Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
Acquired and non-acquired loans:
Acquired loans receivable	$749,442	813,688	877,012	952,220	257,461
Non-acquired gross loans receivable	1,708,022	1,613,533	1,503,006	1,367,308	1,227,000
Total gross loans receivable	$2,457,464	2,427,221	2,380,018	2,319,528	1,484,461
% Acquired	30.50%	33.52%	36.85%	41.05%	17.34%

Non-acquired loans	$1,708,022	1,613,533	1,503,006	1,367,308	1,227,000
Allowance for loan losses	13,615	12,987	12,708	11,478	10,662
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.80%	0.80%	0.85%	0.84%	0.87%

Total gross loans receivable	$2,457,464	2,427,221	2,380,018	2,319,528	1,484,461
Allowance for loan losses	13,615	12,987	12,708	11,478	10,662
Allowance for loan losses to total gross loans receivable	0.55%	0.54%	0.53%	0.49%	0.72%
67

The Company experienced net chargeoffs of $122,000 for the three months ended September 30, 2018 and net chargeoffs of $88,000 for the three months ended September 30, 2017. The Company experienced net recoveries of $828,000 for the nine months ended September 30, 2018 and net chargeoffs of $26,000 for the nine months ended September 30, 2017. Asset quality has remained relatively consistent since December 31, 2017, with nonperforming assets of 0.32% as of September 30, 2018 and 0.20% as of December 31, 2017.

The following table summarizes the activity related to our allowance for loan losses for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$12,987	10,750	11,478	10,688
Provision for loan losses	750	—	1,309	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(79)	(127)	(226)	(162)
Home equity	—	—	—	—
Commercial real estate	—	—	(86)	—
Construction and development	(23)	—	(24)	—
Consumer loans	(117)	(5)	(255)	(16)
Commercial business loans	(20)	—	(136)	—
Total loan charge-offs	(239)	(132)	(727)	(178)
Loan recoveries:
Loans secured by real estate:
One-to-four family	3	2	15	3
Home equity	1	—	9	—
Commercial real estate	22	—	69	26
Construction and development	—	—	1,038	2
Consumer loans	12	16	70	28
Commercial business loans	79	26	354	93
Total loan recoveries	117	44	1,555	152
Net loan (charge-offs) recoveries	(122)	(88)	828	(26)
Balance, end of period	$13,615	10,662	13,615	10,662

Allowance for loan losses as a percentage of loans receivable (end of period)	0.55%	0.72%	0.55%	0.72%
Net charge-offs (recoveries) to average loans receivable (annualized)	0.02%	0.02%	(0.05)%	(0.00)%

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

The Company was servicing $4.0 billion loans for others at September 30, 2018 and $2.9 billion at December 31, 2017. Mortgage servicing rights asset had a balance of $33.0 million and $21.0 million at September 30, 2018 and December 31, 2017, respectively. The economic estimated fair value of the mortgage servicing rights was $45.1 million and $26.3 million at September 30, 2018 and December 31, 2017, respectively. Amortization expense related to the mortgage servicing rights was $1.1 million and $0.7 million during the three months ended September 30, 2018 and 2017, respectively. Amortization expense related to the mortgage servicing rights was $3.0 million and $2.1 million during the nine months ended September 30, 2018 and 2017, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(In thousands)
MSR beginning balance	$23,626	16,692	21,003	15,032
Amount capitalized	1,637	1,500	4,989	4,495
Purchased servicing	8,831	—	9,970	—
Amount amortized	(1,099)	(748)	(2,967)	(2,083)
MSR ending balance	$32,995	17,444	32,995	17,444
69

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

The following table demonstrates the activity for the reserve for mortgage repurchase losses for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Beginning Balance	$1,592	2,354	1,892	2,880
Losses paid	—	—	—	(76)
Provision for mortgage repurchase losses	(150)	(225)	(450)	(675)
Ending balance	$1,442	2,129	1,442	2,129

For the three months ended September 30, 2018 and 2017, the Company recorded a recovery of mortgage repurchase losses of $150,000 and $225,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded a recovery of mortgage repurchase losses of $450,000 and $675,000, respectively. The recovery of mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. As a result of the Company’s analysis of its reserve for mortgage loan repurchase losses, the reserve was reduced accordingly.

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At September 30, 2018, deposits totaled $2.8 billion, an increase from deposits of $2.6 billion at December 31, 2017. The increase in deposits since December 31, 2017 relates to continued efforts to increase our core deposits through business development and seasonal increases in markets affected by tourism.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Nine Months
	Ended September 30,
	2018		2017
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$555,802	0.35%	253,735	0.28%
Money market accounts	462,250	0.65%	355,049	0.45%
Savings accounts	203,815	0.30%	63,678	0.19%
Certificates of deposit less than $100,000	439,849	1.20%	291,856	0.94%
Certificates of deposit of $100,000 or more	456,720	1.38%	271,832	1.14%
Total interest-bearing average deposits	2,118,436		1,236,150

Noninterest-bearing deposits	558,453		321,894
Total average deposits	$2,676,889		1,558,044

The maturity distribution of our time deposits of $100,000 or more is as follows:

At September 30, 2018
(In thousands)

Three months or less	$67,578
Over three through nine months	124,460
Over six through twelve months	113,632
Over twelve months	165,012
Total certificates of deposits	$470,682

Borrowings

The followings table outlines our various sources of short-term borrowed funds during the three and nine months ended September 30, 2018 and 2017 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowings source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended September 30, 2018	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$320,500	1.05%-2.32%	408,500	292,217	2.02%

Long-term borrowed funds
Long-term FHLB advances, due 2019 through 2021	12,000	1.72%-2.35%	35,000	13,891	1.79%
Subordinated debentures, due 2032 through 2037	32,391	4.07%-5.50%	32,391	32,370	6.37%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended September 30, 2017	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$180,000	0.83% - 2.70%	180,000	146,670	1.19%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	31,000	1.20% - 1.22%	52,000	41,516	2.14%
Subordinated debentures, due 2032 through 2034	23,351	3.04% - 4.75%	23,355	23,339	4.98%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the nine months ended September 30, 2018	(Dollars in thousands)

Short-term borrowed funds
Short-term FHLB advances	$320,500	1.04%-2.71%	408,500	328,388	1.81%

Long-term borrowed funds
Long-term FHLB advances, due 2019 through 2021	12,000	1.72%-2.35%	42,500	29,244	1.64%
Subordinated debentures, due 2032 through 2037	32,391	4.07%-5.50%	32,391	32,325	6.15%
72

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the nine months ended September 30, 2017	(Dollars in thousands)

Short-term borrowed funds
Short-term FHLB advances	$180,000	0.83% - 2.70%	214,500	165,610	0.99%

Long-term borrowed funds
Long-term FHLB advances, due 2017 through 2021	31,000	1.20% - 1.22%	52,000	31,008	2.64%
Subordinated debentures, due 2032 through 2034	23,351	3.04% - 4.75%	23,355	21,100	4.74%

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

The Company utilizes borrowing facilities in order to maintain adequate liquidity including: the FHLB of Atlanta, the Federal Reserve Bank (“FRB”), and federal funds purchased. The Company also uses wholesale deposit products, including brokered deposits as well as national certificate of deposit services. Additionally, the Company holds investment securities classified as available-for-sale that are carried at market value with changes in market value, net of tax, recorded through stockholders’ equity.

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At September 30, 2018, the Company had FHLB advances of $332.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $479.5 million.

Lines of credit with the FRB are based on collateral pledged. At September 30, 2018 the Company had lines available with the FRB for $186.9 million. At September 30, 2018 the Company had no FRB advances outstanding.

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

The required minimum ratios are as follows:

•	Common equity Tier 1 capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%;
•	Tier 1 Capital Ratio (Tier 1 capital to total risk-weighted assets) of 6%;
•	Total capital ratio (total capital to total risk-weighted assets) of 8%; and
•	Leverage ratio (Tier 1 capital to average total consolidated assets) of 4%.

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

On June 11, 2018, the Company completed the sale of 1.5 million shares of its common stock. The net proceeds of the offering to the Company, after estimated expenses, were approximately $63.1 million.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at September 30, 2018 and December 31, 2017 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2018
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$421,770	15.19%	176,989	6.375%	194,341	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	453,045	16.32%	218,634	7.875%	235,986	8.500%	N/A	N/A
Total capital (to risk weighted assets)	466,660	16.81%	274,160	9.875%	291,512	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	453,045	12.87%	140,764	4.000%	141,248	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	447,378	16.13%	176,841	6.375%	194,179	7.000%	180,309	6.50%
Tier 1 capital (to risk weighted assets)	447,378	16.13%	218,451	7.875%	235,788	8.500%	221,918	8.00%
Total capital (to risk weighted assets)	460,993	16.62%	273,931	9.875%	291,268	10.500%	277,398	10.00%
Tier 1 capital (to total average assets)	447,378	12.71%	140,771	4.000%	140,771	4.000%	175,963	5.00%

December 31, 2017
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$328,511	12.42%	152,145	5.750%	185,220	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	359,654	13.59%	191,835	7.250%	224,910	8.500%	N/A	N/A
Total capital (to risk weighted assets)	371,133	14.03%	244,755	9.250%	277,830	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	359,654	12.38%	116,198	4.000%	116,198	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	355,024	13.43%	152,035	5.750%	185,086	7.000%	171,865	6.50%
Tier 1 capital (to risk weighted assets)	355,024	13.43%	191,696	7.250%	224,747	8.500%	211,527	8.00%
Total capital (to risk weighted assets)	366,503	13.86%	244,578	9.250%	277,629	10.500%	264,408	10.00%
Tier 1 capital (to total average assets)	355,024	12.21%	116,312	4.000%	116,312	4.000%	145,390	5.00%
75

The following table provides the amount of dividends and dividend payout ratios (dividends declared divided by net income) for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Dividends declared	$1,580	$646	3,987	1,869
Dividend payout ratios	10.39%	8.08%	11.65%	8.41%

Off Balance Sheet Arrangements

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

At September 30, 2018, we had issued commitments to extend credit and standby letters of credit of approximately $396.4 million through various types of lending arrangements. There were 69 standby letters of credit included in the commitments for $13.9 million. Total fixed rate commitments were $94.7 million and variable rate commitments were $301.7 million.

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

As of September 30, 2018, the following table summarizes the forecasted impact on net interest income using a base case scenario given downward movements in interest rates of 100 and upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market condition.

		Annualized Hypothetical
Interest Rate Scenario		Percentage Change in
Change	Prime Rate	Net Interest Income

(1.00)%	4.25%	(2.20)%
0.00%	5.25%	0.00%
1.00%	6.25%	0.80%
2.00%	7.25%	1.80%
3.00%	8.25%	2.10%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: November 8, 2018	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	/s/ William A. Gehman, III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
80

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and between Carolina Financial Corporation, CBAC, Inc., and Congaree Bancshares, Inc. dated January 5, 2016.(1)

2.2	Agreement and Plan of Merger by and between Carolina Financial Corporation and Greer Bancshares Incorporated, dated November 7, 2016.(2)

2.3	Agreement and Plan of Merger and Reorganization by and between Carolina Financial Corporation and First South Bancorp, Inc. dated June 9, 2017. (3)

4.1	Restated Certificate of Incorporation.(4)

4.2	Amendment to the Restated Certificate of Incorporation.(5)

4.3	Amendment to Restated Certificate of Incorporation.(6)

4.4	Amended and Restated Bylaws.(7)

4.5	Specimen Common Stock Certificate.(8)

4.6	See Exhibits 4.1, 4.2, 4.3, and 4.4 for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws which define the rights of the stockholders.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language(XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 11, 2016.

(2)	Incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-3 filed on December 23, 2016.

(3)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2017.

(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on August 31, 2015.

(5)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016.

(6)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2018.

(7)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2016.

(8)	Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 10 filed on February 26, 2014.
81