Form 10-K
period 2018-12-31
CAROLINA FINANCIAL CORP
filed 2019-03-01
CIK 870385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 001-10897

Carolina Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	57-1039673
(State of Incorporation)	(I.R.S. Employer Identification No.)

288 Meeting Street, Charleston, South Carolina	29401
(Address of principal executive offices)	(Zip Code)

(843) 723-7700
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The Nasdaq Capital Market®

Securities registered under Section 12(g) of the Exchange Act: None

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $911,858,620 as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2019
Common Stock, $.01 par value per share	22,304,418 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on April 24, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information included or incorporated by reference, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under “Item 1A- Risk Factors” and the following:

•	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;

•	changes in economic conditions, either nationally or regionally and especially in our primary market areas, resulting in, among other things, a deterioration in credit quality;

•	changes in interest rates, or changes in regulatory environment resulting in a decline in our mortgage production and a decrease in the profitability of our mortgage banking operations;

•	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the South Carolina, North Carolina and national real estate markets;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	the rate of loan growth in recent or future years;

•	our ability to attract and retain key personnel;

•	our ability to retain our existing customers, including our deposit relationships;

•	significant increases in competitive pressure in the banking and financial services industries;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Act and regulations adopted thereunder, changes in federal or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking, mortgage banking, and financial service industries;
•	changes occurring in business conditions and inflation;

•	increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding;

•	the impact of recent and future hurricanes and other natural disasters on our loan portfolio and the economic prospects of our coastal markets;
•	our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations;

•	changes in deposit flows;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in accounting policies, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board (the “PCAOB”) and the Financial Accounting Standards Board (the “FASB”);

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;

•	our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our liquidity and working capital requirements;

•	competitive pressures among depository and other financial institutions;

•	the growth rates of the markets in which we compete;

•	our anticipated strategies for growth and sources of new operating revenues;

•	our current and future products, services, applications and functionality and plans to promote them;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	the evolution of technology affecting our products, services and markets;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	management compensation and the methodology for its determination;

•	our ability to compete in our industry and innovation by our competitors;
•	increased cybersecurity risk, including potential business disruptions or financial losses;

•	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and

•	estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices and stock-based compensation.

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

PART I

Item 1.  Business

General Overview

Carolina Financial Corporation is a Delaware corporation that was organized in February 1997 to serve as a bank holding company. In 2017, it applied for, and received, financial holding company status from the Federal Reserve. The Company operates principally through its wholly-owned subsidiary, CresCom Bank, a South Carolina state-chartered bank. CresCom Bank operates Crescent Mortgage Company, Carolina Services Corporation of Charleston, LLC (“Carolina Services”), DTFS, Inc., and CresCom Leasing, LLC, as wholly-owned subsidiaries of CresCom Bank. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is a correspondent/wholesale mortgage company approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers.

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

As of December 31, 2018, the Company had total assets of $3.8 billion, loans receivable, net of $2.5 billion, total deposits of $2.7 billion, and total stockholders’ equity of $575.3 million.

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

Our Market Area

Our primary market areas are the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) market areas. Our primary market areas in North Carolina include Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties) and the surrounding southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties).

The following table presents, for each of our above-described primary market areas, the number of branches of CresCom Bank, the approximate amount of deposits in the market areas as of June 30, 2018 and the approximate deposit market share in the market area at June 30, 2018 (the latest date for which such data is available).

	Number of	Deposits	Market
Market Name	Branches	(in millions)	Share
Charleston	8	$652	4.9%
Myrtle Beach	8	$410	5.0%
Midlands South Carolina	3	$125	2.5%
Upstate South Carolina	5	$327	2.8%
Inland North Carolina	9	$309	5.1%
Coastal North Carolina	4	$132	6.2%
Wilmington	3	$61	0.8%
Raleigh/Durham	2	$60	0.2%
Eastern NC	19	$631	5.1%

Our markets in or near Charleston, South Carolina are heavily influenced by the diverse economic mix of the Charleston region. The region is home to the Port of Charleston, one of the busiest container ports along the Southeast and Gulf Coasts, as well as a number of national and international manufacturers, including Boeing South Carolina and Robert Bosch LLC. The region also benefits from a thriving tourism industry. In addition, a number of academic institutions are located within the region, including the Medical University of South Carolina, The Citadel, The College of Charleston, Charleston Southern University, Trident Technical College and The Charleston School of Law. Charleston also hosts military installations for the U.S. Navy, Marine Corps, U.S. Air Force, U.S. Army and U.S. Coast Guard. Data obtained through SNL Financial LC projects population growth in the Charleston-North Charleston MSA of 8.5% from 2019 to 2024 as compared to a projection for national population growth of 8.1% during the same time period.

The Myrtle Beach area, also known as the Grand Strand, is a 60-mile stretch of beaches extending south from the South Carolina/North Carolina state line to Pawley’s Island and is consistently ranked as one of the top vacation destinations in the country. According to data published by the Myrtle Beach Area Chamber of Commerce, Myrtle Beach hosted an estimated 19 million visitors in 2018 with the economy of the region dominated by the tourism and retail industries. The Myrtle Beach-Conway-North Myrtle Beach MSA is also home to Coastal Carolina University in Conway and Webster University in Myrtle Beach. Data obtained through SNL Financial LC projects population growth in the Myrtle Beach-Conway-North Myrtle Beach MSA of 9.7% from 2019 to 2024.

Our Wilmington and other markets in southeastern North Carolina are contiguous to South Carolina and the Grand Strand. Wilmington has a diversified economy and is a major resort area and a center for light manufacturing. The city also serves as the retail and medical center for the region. Companies in the Wilmington area produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. According to data published by the Wilmington Chamber of Commerce, major employers in the area include General Electric, PPD, Inc., and Corning, Inc. The area also benefits from the presence of the University of North Carolina-Wilmington, which is also a major employer for the market. Data obtained through SNL Financial LC projects population growth in the Wilmington MSA of 7.1% from 2019 to 2024.

The Upstate market includes five banking locations and one loan production office in the Greenville-Spartanburg market area. Major industries in the Upstate include the automobile industry, which is concentrated primarily along the corridor between Greenville and Spartanburg around the BMW manufacturing facility in Greer, South Carolina. The Greenville Health System and Bon Secours St. Francis Health System represent the healthcare and pharmaceuticals industry in the area. The Upstate is also home to significant private sector and university-based research including research and development facilities for Michelin, Fuji and General Electric and research centers to support the automotive, life sciences, plastics and photonics industries. The Upstate also benefits from being an academic center and is home to collegiate and university education facilities such as Clemson University, Furman University, Presbyterian College, University of South Carolina-Upstate, Anderson University, Lander University, Bob Jones University, Wofford College and Converse College, among others. Data obtained through SNL Financial LC projects population growth in the Greenville-Anderson MSA of 6.2% from 2019 to 2024.

The Raleigh/Durham and other inland markets in North Carolina include 11 branches and one loan production office in the Durham, NC area. The largest research park in the United States is situated between Durham and Raleigh and is home to more than 250 companies including IBM, GlaxoSmithKline and Cisco Systems. The area is also home to university and research facilities of Duke University and the University of North Carolina – Chapel Hill. The area is among the most visited of the United States. Data obtained through SNL Financial LC projects population growth in the Raleigh-Cary and Durham-Chapel Hill MSAs of 7.6% from 2019 to 2024.

The Midlands market includes two branches in the Columbia, South Carolina market. Columbia, the state capital of South Carolina, is located within Richland County in the center of the state between the Upstate region and the coastal cities of Charleston and Myrtle Beach. Columbia’s central location has contributed greatly to its commercial appeal and growth, and the city benefits from a diverse economy composed of advanced manufacturing, healthcare, technology, shared services, logistics, and energy. The largest employers in the Columbia market area include the U.S. Army’s Fort Jackson, the University of South Carolina, Prisma Health (formerly Palmetto Health Alliance), Blue Cross Blue Shield, and Lexington Medical Center. Data obtained through SNL Financial LC projects population growth in the Columbia MSA of 5.6% from 2019 to 2024.

On January 21, 2019, the Company announced its planned expansion into the Charlotte, North Carolina market. The expansion brings the Company’s footprint to the center of the state as a natural extension to the existing footprint across Eastern North Carolina. Charlotte is one of the 25 largest cities in the U.S. and is the largest city in North Carolina. Charlotte is home to more than 10 Fortune 1000 companies including Bank of America, Wells Fargo, Belk, Shutterfly, Duke Energy, Lance and Nucor. Data obtained through SNL Financial LC projects population growth in the Charlotte-Concord-Gastonia MSA of 7.3% from 2019 to 2024.

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

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2018, the maximum amount we could lend to one borrower was $70.3 million. However, our internal lending limit without board of director approval at December 31, 2018 was $46.9 million. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

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

The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company purchases nationally syndicated commercial and industrial loans. These loans typically have terms of seven years and are generally tied to a floating rate index such as LIBOR or prime. To effectively manage this line of business, the Company has an experienced senior lending executive who leads a team with relevant experience to manage this area of this segment of the loan portfolio. In addition, the Company engaged a consulting firm that specializes in syndicated loans to assist in monitoring performance analytics. As of December 31, 2018 and December 31, 2017, there were approximately $99.8 million and $75.0 million in broadly syndicated loans outstanding. Syndicated loans are grouped within commercial business loans.

The Bank began originating leases, primarily on equipment utilized for business purposes, as a result of the First South acquisition. Lease terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease. Most leases provide 100% of the cost of the equipment and are secured by the leased equipment. The Company requires the leased equipment to be insured and that we be listed as a loss payee and named as an additional insured on the insurance policy. We manage credit risk associated with our lease financing loan class based upon the dollar amount of the lease and the level of credit risk. We follow a formal review process that entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance. As of December 31, 2018 and December 31, 2017, there were approximately $23.1 million and $24.0 million in lease receivables outstanding. Lease receivables are grouped within commercial business loans.

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

Mortgage Operations

Mortgage Activities and Servicing. Our correspondent/wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans and is included in mortgage banking income in the accompanying consolidated statements of operations. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned.

Loan Servicing. We retain the rights to service a portion of the loans we sell on the secondary market, as part of our mortgage banking activities, for which we receive service fee income. In addition, at certain times we may purchase rights to service from third parties. These rights are known as mortgage servicing rights, (or “MSRs”), where the owner of the MSR acts on behalf of the mortgage loan owner and has the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions. These duties typically include, but are not limited to, performing loan administration, collection, and default activities, including the collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures and property dispositions. We subservice the duties and responsibilities obligated to the owner of the MSR to a third party provider for which we pay a fee.

Deposit Products

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At December 31, 2018, deposits totaled $2.7 billion, an increase from deposits of $2.6 billion at December 31, 2017. The increase in deposits since December 31, 2017 relates to continued efforts to increase our deposits through business development and seasonal increases in markets affected by tourism.

Emerging Growth Company

On December 31, 2018, our status as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), terminated because the market value of our common stock held by non-affiliates exceeded $700 million on June 30, 2018.  As an “emerging growth company,” we took advantage of some reduced disclosure and other requirements that were otherwise applicable generally to public companies.  As a result, the information that we provided to our stockholders prior to this report may be different from the information provided by other public reporting companies.  With the filing of this report, we began providing the information required from “large accelerated filers” as defined in Rule 12b-2 under the Exchange Act in periodic reports required under the Exchange Act.

Employees

As of February 25, 2019, we had 773 total employees, including 735 full-time employees.

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

Regulatory Capital Requirements

Regulatory capital rules released by the federal bank regulatory agencies in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. We collectively refer to these organizations herein as “covered” banking organizations. In certain respects, the rules impose more stringent requirements on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rules began to phase in on January 1, 2014 for advanced approaches banking organizations, and on January 1, 2015 for other covered banking organizations, including the Company and the Bank. The requirements in the rules were fully phased in by January 1, 2019.

The rules impose new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a Common Equity Tier 1 capital ratio of 4.5%;
•	a Tier 1 capital ratio of 6%;
•	a total capital ratio of 8%; and
•	a leverage ratio of 4%.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 common equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time, becoming fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-based assets. As of January 1, 2018, we are required to hold a capital conservation buffer of 1.875%, increasing to 2.5% effective January 1, 2019.

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

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact us, including the following:

•	Tax Rate. The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it will decrease the value of our existing deferred tax assets. Generally accepted accounting principles (“GAAP”) require that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the Company’s net income for the year ended December 31, 2017 was reduced by approximately $239,000, primarily due to a lower valuation of deferred income taxes. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operations – Income Tax Expense.”

•	Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior to law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation that may be paid to our most highly compensated employees will now be limited.

•	Business Asset Expensing. The Tax Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

•	Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

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

On May 24, 2018, President Trump signed into law the “Economic Growth, Regulatory Relief and Consumer Protection Act” (the “Regulatory Relief Act”), which amends parts of the Dodd-Frank Act, as well as other laws that involve regulation of the financial industry. While the Regulatory Relief Act keeps in place fundamental aspects of the Dodd-Frank Act’s regulatory framework, it does change the regulatory framework for depository institutions with assets under $10 billion, such as the Bank, and for large depository institutions with assets over $50 billion. The legislation includes a number of provisions which are favorable to bank holding companies with total consolidated assets of less than $10 billion, such as the Company, and also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. A number of the provisions included in the Regulatory Relief Act require the federal banking agencies to either promulgate regulations or amend existing regulations, and it will likely take some time for these agencies to implement the necessary changes.

The following is a brief summary of select provisions of the Regulatory Relief Act.

•	Modified Process for Designating Systemically Important Financial Institutions. The Regulatory Relief Act changes which bank holding companies will be designated as a systemically important financial institution (“SIFI”). Prior to passage of the Regulatory Relief Act, all bank holding companies with assets exceeding $50 billion were automatically designated as SIFIs and were subject to the enhanced prudential standards (“EPS”) of the Dodd-Frank Act, which required these bank holding companies to undergo special stress tests, develop resolution plans, and maintain certain levels of liquidity and financial capacity to absorb losses. The Regulatory Relief Act raised the $50 billion SIFI threshold to $250 billion, but staggered the application of this change for certain institutions, based on size. Upon enactment, bank holding companies with total consolidated assets of less than $100 billion are no longer subject to the EPS of the Dodd-Frank Act. Bank holding companies with total consolidated assets of more than $100 billion but less than $250 billion will no longer be subject to such requirements, beginning 18 months after the date of enactment. Because the Regulatory Relief Act does not amend the regulations that the federal banking agencies have promulgated to implement the EPS, it will likely take some time for these agencies to amend their regulations to account for the new thresholds included in the Regulatory Relief Act.

Many of the changes in the Regulatory Relief Act amend provisions of Dodd-Frank Act that apply at the bank holding company level, but not to subsidiary national banks or other insured depository institutions. The Office of the Comptroller of the Currency, or the OCC, and the FDIC have adopted their own counterparts to some EPS for the bank subsidiaries that they regulate, including recovery and resolution planning. The OCC and the FDIC will need to address whether they intend to take similar measures under their regulations and guidance to align asset thresholds with what is reflected in the Regulatory Relief Act.

•	Provisions that are Favorable to Regional Banks. There are a number of provisions in the Regulatory Relief Act that will have a favorable impact on community banks such as the Bank. These are briefly referenced below.

o	Elimination of Company-Run Stress Tests. The Regulatory Relief Act exempts all banking organizations with less than $250 billion in total consolidated assets from the current requirement to conduct company-run stress tests.

o	Increase in Asset Threshold for Requirement to Establish a Risk Committee. The Regulatory Relief Act raises the asset threshold for the requirement that a publicly-traded bank holding company establish a risk committee from $10 billion to $50 billion or more in total consolidated assets.

o	Short Form Call Reports. The Regulatory Relief Act requires the federal banking agencies to promulgate regulations allowing an insured depository institution with less than $5 billion in total consolidated assets (and that satisfies such other criteria as determined to be appropriate by the agencies) to submit a short-form call report for its first and third quarters of a calendar year.

•	Consumer Protection Enhancements. The Regulatory Relief Act includes various provisions to address consumer protection challenges facing the credit reporting industry and borrowers in certain credit markets, specifically markets including active duty service members, veterans, and student loan borrowers. The Regulatory Relief Act subjects credit reporting agencies to additional requirements, including requirements to generally provide fraud alerts for consumer files for at least one year and to allow consumers to place security freezes on their credit reports. The Regulatory Relief Act also allows consumers to request that information related to a default on a qualified private student loan be removed from a credit report if the borrower satisfies the requirements of a loan rehabilitation program offered by a private lender. The Regulatory Relief Act prohibits lenders from declaring automatic default in the case of death or bankruptcy of the co-signer of a student loan and requires lenders to release cosigners from obligations related to a student loan in the event of the death of the student borrower. In addition, credit reporting agencies will be required to exclude certain medical debt from veterans’ credit reports.
12

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

Under the CBCA, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved. Transactions subject to the BHCA are exempt from CBCA requirements. For state banks, state laws, including that of South Carolina, typically require approval by the state bank regulator as well.

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

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act, (“FDIA”), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

These agencies, and the federal and state laws applicable to the Bank’s operations, extensively regulate various aspects of our banking business, including among other things, permissible types and amounts of loans, investments, and other activities, capital adequacy, branching, interest rates on loans and deposits, maintenance of reserves and the safety and soundness of our banking practices. See additional discussion related to Basel III above.

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
15

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution (i) has a total capital ratio of 10% or greater, (ii) has a Tier 1 capital ratio of 8% or greater, (iii) has a Common Equity Tier 1 capital ratio of 6.5% or greater, (iv) has a leverage ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
•	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total capital ratio of 8% or greater, (ii) has a Tier 1 capital ratio of 6% or greater, (iii) has a Common Equity Tier 1 capital ratio of 4.5% or greater, and (iv) has a leverage ratio of 4% or greater.
•	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total capital ratio of less than 8%, (ii) has a Tier 1 capital ratio of less than 6%, (iii) has a Common Equity Tier 1 capital ratio of less than 4.5%, or (iv) has a leverage ratio of less than 4%.
•	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total capital ratio of less than 6%, (ii) has a Tier 1 capital ratio of less than 4%, (iii) has a Common Equity Tier 1 capital ratio of less than 3%, or (iv) has a leverage ratio of less than 3%.
•	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

If the applicable federal regulator determines, after notice and an opportunity for hearing, that the institution is in an unsafe or unsound condition, the regulator is authorized to reclassify the institution to the next lower capital category.

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

As of December 31, 2018, the Bank was deemed to be “well capitalized.”

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

Branching. Federal legislation permits out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removed previous state law restrictions on de novo interstate branching in states such as South Carolina. This change effectively permits out-of-state banks to open de novo branches in states where the laws of such state would permit a bank chartered by that state to open a de novo branch.

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

Community Reinvestment Act. The Community Reinvestment Act, (or “CRA”), requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our Bank.

The Gramm-Leach-Bliley Act, (or “GLBA”), made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest CRA examination.

On May 21, 2018, the “as of” date of its most recent examination, the Bank received a “satisfactory” CRA rating.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Community Reinvestment Act, encourages banks to help meet the credit needs of their entire community, including low- and moderate-income areas consistent with safe and sound lending practices;
•	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	the Real Estate Settlement Procedures Act and Regulation X, which governs aspects of the settlement process for residential mortgage loans.
•	the Military Lending Act and Service Members Civil Relief Act both protect active duty members and their families from certain lending practices in consumer credit and provide meaningful benefits for Service Members; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
•	the Expedited Funds Availability Act, Regulation CC, establishes time limits the bank must follow for making check deposits available for withdrawal or transfer; and
•	the Truth in Savings Act and Regulation DD, which requires depositary institutions to provide certain consumer disclosures.

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

USA PATRIOT Act/Bank Secrecy Act. The USA PATRIOT Act, amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the U.S. Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. The rule was further enhanced in 2018 by requiring the identification of beneficial owners of each legal entity customer. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

The Office of Foreign Assets Control, (or “OFAC”), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify OFAC. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. The Federal Open Market Committee raised the target range for the federal funds rate by 25 basis points each on December 15, 2016, March 16, 2017, June 15, 2017 and December 14, 2017. During 2018, the rate was increased by 25 basis points on March 21, June 13, September 26 and December 19. The potential for further gradual increases in the federal funds rate depends on the economic outlook.

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

In June 2010, the Federal Reserve, the FDIC and the OCC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

Based on the Bank’s loan portfolio as of December 31, 2018, the Bank did not exceed the 300% or the 100% guidelines for commercial real estate loans.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. While economic conditions in our local markets in South Carolina and North Carolina have improved since the end of the economic recession, concerns still exist over the federal deficit, government spending, and economic risks. A return of recessionary conditions or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range by 25 basis points each on December 15, 2016, March 16, 2017, June 15, 2017 and December 14, 2017. During 2018, the rate was increased by 25 basis points on March 21, June 13, September 26 and December 19. The potential for further gradual increases in the federal funds rate depends on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, give LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and other interest rates. In the event that a published LIBOR rate is unavailable after 2021, the value of certain of the Company’s assets and liabilities could be adversely affected. Currently, the manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, securities portfolio and business, is uncertain.

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

We review our investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment, or (“OTTI”). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospect of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or a portion may be recognized in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment.

At December 31, 2018, the Company had 214 individual securities available-for-sale in an unrealized loss position. The Company believes, based on OTTI evaluations, that the deterioration in the value of these securities is attributable primarily to changes in interest rates. There are three additional trust preferred securities classified as available-for-sale securities that had OTTI expense recorded in prior years, but did not incur OTTI expense during fiscal 2018, 2017 or 2016. Management believes that there are no other securities other-than-temporarily impaired at December 31, 2018. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

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

We calculate income taxes in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires the use of the asset and liability method. In accordance with this, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from reversals of deferred tax liabilities, potential utilization of net operating loss carrybacks, tax planning strategies and future taxable income. At December 31, 2018, our net deferred tax asset was $5.8 million. We recognized the deferred tax asset because management believes, based on earnings and detailed financial projections, that it is more likely than not that we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. There can be no assurance that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, this would require us to incur a charge to operations that would adversely affect our capital position. There is no assurance that we will be able to continue to recognize any, or all, of the deferred tax asset for regulatory capital purposes.

We may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

We act as servicer for approximately $4.0 billion of mortgage loans owned by third parties as of December 31, 2018. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination as servicer if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

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

As of December 31, 2018, we had approximately $1.0 billion in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 40.9% of our total loans outstanding as of that date. Approximately 29.7%, or $298.7 million, of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2018, commercial business loans comprised 14.2% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectable and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Further downturns or a slower recovery in the real estate markets in our primary market areas could significantly adversely impact our business.

Our primary market areas are the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) market areas. Our primary market areas in North Carolina include Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties) and the surrounding southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties).

The Company’s primary markets are heavily influenced the military, the medical industry, national and international industries, tourism, retirement living, retail and real estate. If economic conditions were to deteriorate in these markets, the industries in our markets could suffer, which could impact our business. The real estate markets experienced a significant decline in these markets in recent years and, if these economic drivers were to experience further downturns or recover more slowly than expected, real estate in the Company’s markets may experience further declines. If real estate values in our markets decline, the collateral for these loans will provide less security. As a result, the borrower’s ability to pay, or the Company’s ability to recover on defaulted loans by selling the underlying collateral, would be diminished.

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

We rely on customer deposits, including brokered deposits, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve, and other borrowings to fund operations. Although the Company has historically been able to replace maturing deposits and advances, if desired, no assurance can be given that we would be able to replace such funds in the future if the financial condition of the FHLB or programs sponsored by the Federal Reserve, regulatory restrictions on brokered deposits or regulatory restrictions on the pricing of local deposits or other market conditions were to change. In addition, certain borrowing sources are on a secured basis. The FHLB has become more restrictive on the types of collateral it will accept and the amount of borrowings allowed on acceptable collateral. Due to changes applied by rating agencies on bonds, changes in collateral requirements or deteriorating loan quality, outstanding borrowings could be required to be repaid, incurring prepayment penalties. Our financial flexibility will be severely constrained if we are unable to maintain access to funding at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future operations, our revenues may not increase proportionally to cover these costs. In addition, Crescent Mortgage Company may fund mortgage loans held for sale through a line of credit with the Bank. A decline in economic conditions could affect Crescent Mortgage Company’s ability to fund loans held for sale.

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

As of December 31, 2018, the Company serviced approximately $4.0 billion of loans. At that date, our mortgage loan servicing rights were recorded as an asset with a carrying value of approximately $32.9 million. We expect that our loan servicing portfolio will increase in the future. If interest rates decline and the actual and expected mortgage loan prepayment rates increase or other factors that cause a reduction of the valuation of our mortgage servicing asset, the Company could incur an impairment of its mortgage loan servicing asset.

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

Jerold L. Rexroad, the Company’s President and Chief Executive Officer, has extensive and long-standing ties within our primary markets. Mr. Rexroad has substantial experience in banking operations, correspondent/wholesale mortgage operations, investment securities, and mergers and acquisitions. The services of Mr. Rexroad would be difficult to replace and our business and development could be materially and adversely affected.

David L. Morrow, the Bank’s Chief Executive Officer, also has extensive and long-standing ties within our primary markets and substantial commercial lending experience within our Charleston and Myrtle Beach markets. The services of Mr. Morrow would be difficult to replace and our business and development could be materially and adversely affected.

Fowler C. Williams, Crescent Mortgage Company’s President and Chief Executive Officer, has extensive knowledge and long-standing ties with the mortgage industry. The services of Mr. Williams would be difficult to replace and our wholesale mortgage company results could be materially and adversely affected.

M.J. Huggins, III, the Company’s Executive Vice President and Secretary, and the Bank’s President, has extensive and long-standing ties within our primary markets and substantial commercial and retail lending experience. The services of Mr. Huggins would be difficult to replace and our business and development could be materially and adversely affected.

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
28

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

On May 24, 2018, President Trump signed into law the “Economic Growth, Regulatory Relief and Consumer Protection Act,” or the Regulatory Relief Act, which amends parts of the Dodd-Frank Act, as well as other laws that involve regulation of the financial industry. While the Regulatory Relief Act keeps in place fundamental aspects of the Dodd-Frank Act’s regulatory framework, it does change the regulatory framework for depository institutions with assets under $10 billion, such as the Bank, as well as easing some requirements for larger depository institutions. As more fully discussed under “Supervision and Regulation—Proposed Legislation and Regulatory Action,” the legislation includes a number of provisions which are favorable to bank holding companies with total consolidated assets of less than $10 billion, such as the Company, and also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. Because a number of the provisions included in the Regulatory Relief Act require the federal banking agencies to undertake notice and comment rulemaking, it will likely take some time before these provisions are fully implemented.

The final Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could adversely affect our financial condition and operations.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim final.”  The requirements in the rule began to phase in on January 1, 2014 for advanced approaches banking organizations, and on January 1, 2015 for other covered banking organizations, including the Company and the Bank. The requirements in the rule were fully phased in by January 1, 2019. These rules substantially amend the regulatory risk-based capital rules applicable to us.

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

Beginning in 2015, our minimum capital requirements were increased to (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% and (iii) a total capital ratio of 8%. Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer began to phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a require CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

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

We may face risks as we seek to expand through acquisitions or mergers.

From time to time, we seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main office is located at 288 Meeting Street, Charleston, South Carolina 29401-1575.  Including our main office, the Bank operates 61 full service branches and two loan production offices located in South Carolina and North Carolina. In addition to our main office, branches, and loan production offices, we also operate the Bank’s retail mortgage division headquartered in Myrtle Beach, South Carolina, Crescent Mortgage Company, the Bank’s correspondent/wholesale mortgage subsidiary, headquartered in Atlanta, Georgia, and Carolina Services Corporation of Charleston, located in Charleston, South Carolina.

The Bank owns 33 of the branch offices, plus six additional branch offices for which the land is leased and the building is owned. The remaining offices are subject to leases. The Company also owns the building occupied by the Bank’s retail mortgage division. For each property that we lease, we believe that, based upon current market conditions, upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 7—Premises and Equipment and Note 14—Commitments and Contingencies to our audited consolidated financial statements included elsewhere in this report.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

As of February 25, 2019, there were approximately 1,900 stockholders of record of our common stock. Our common stock was listed on the NASDAQ Capital Market on July 1, 2014. The following table sets forth the high and low sales price information as reported by NASDAQ for each quarter of 2017 and 2018, and the dividends per share declared on our common stock in each quarter of 2017 and 2018. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2018
Quarter Ended December 31, 2018	$38.14	$27.62	$0.07
Quarter Ended September 30, 2018	45.49	37.45	0.07
Quarter Ended June 30, 2018	45.58	38.14	0.06
Quarter Ended March 31, 2018	42.42	36.37	0.05

2017
Quarter Ended December 31, 2017	$39.33	$35.39	$0.05
Quarter Ended September 30, 2017	35.88	31.75	0.04
Quarter Ended June 30, 2017	32.98	28.56	0.04
Quarter Ended March 31, 2017	31.48	28.35	0.04

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

Index	07/01/14	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Carolina Financial Corporation	100.00	139.71	217.37	374.16	453.74	363.81
NASDAQ Composite Index	100.00	106.84	114.28	124.41	161.28	156.70
SNL Southeast Bank Index	100.00	108.82	107.12	142.20	175.90	145.33

Prepared by S&P Global Market Intelligence, a division of S&P Global Inc.

The performance graph above compares the Company’s cumulative total return from July 1, 2014 through December 31, 2018 with the NASDAQ Composite and the SNL Southeast Bank Index, a banking industry performance index for the Southeastern United States. The Company was listed on the NASDAQ exchange on July 1, 2014. Returns are shown on a total return basis, assuming the reinvestment of dividends and a beginning stock index value of $100 per share. The value of the Company’s common stock as shown in the graph is based on published prices for the transactions in the Company’s stock.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 4, 2018- December 31, 2018	175,633	$30.64	175,633	19,618,605
Total	175,633	$30.64	175,633	19,618,605

Item 6. Selected Financial Data

	For The Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Operating Data:

Interest income	$161,058	95,087	60,914	49,604	37,656
Interest expense	27,248	13,253	8,753	6,604	5,602
Net interest income	133,810	81,834	52,161	43,000	32,054
Provision for loan losses	2,059	779	—	—	—
Net interest income after provision for loan losses	131,751	81,055	52,161	43,000	32,054
Noninterest income	39,896	33,916	29,297	27,679	21,148
Noninterest expense	109,208	73,445	56,040	49,199	41,443
Income before income taxes	62,439	41,526	25,418	21,480	11,759
Income tax expense	12,769	12,961	7,848	7,060	3,448
Net income	$49,670	28,565	17,570	14,420	8,311

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:

Total assets	$3,790,748	3,519,017	1,683,736	1,409,669	1,199,017
Interest-bearing cash	33,276	55,998	14,591	16,421	10,694
Securities available-for-sale	842,801	743,239	335,352	306,474	251,717
Securities held-to-maturity	—	—	—	17,053	25,544
Federal Home Loan Bank stock	21,696	19,065	11,072	9,919	5,405
Loans held for sale	16,972	35,292	31,569	41,774	40,912
Loans receivable, net	2,509,873	2,308,050	1,167,578	912,582	768,122
Allowance for loan losses	14,463	11,478	10,688	10,141	9,035
Deposits	2,718,193	2,604,929	1,258,260	1,031,528	964,190
Short-term borrowed funds	405,500	340,500	203,000	120,000	57,800
Long-term debt	59,436	72,259	38,465	103,465	61,740
Stockholders’ equity	575,285	475,381	163,190	139,859	93,700

	For The Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Selected Average Balances:

Total assets	$3,629,490	2,306,667	1,537,654	1,303,402	990,773
Loans receivable	2,388,856	1,526,109	1,035,115	827,787	613,144
Deposits	2,697,908	1,761,087	1,197,688	1,012,659	777,622
Stockholders’ equity	526,701	280,877	151,285	101,896	88,474

Performance Ratios:

Return on average equity	9.43%	10.17%	11.61%	14.15%	9.39%
Return on average assets	1.37%	1.24%	1.14%	1.11%	0.84%
Average earning assets to average total assets	89.62%	90.98%	93.56%	91.92%	91.43%
Average loans receivable to average deposits	88.54%	86.66%	86.43%	81.74%	78.85%
Average equity to average assets	14.51%	12.18%	9.84%	7.82%	8.93%
Net interest margin	4.11%	3.90%	3.63%	3.59%	3.54%
Net interest margin - tax equivalent(1)	4.15%	4.02%	3.71%	3.68%	3.62%
Net recoveries (charge-offs) to average loans receivable	0.04%	0.00%	0.05%	0.13%	0.15%
Non-performing assets to total loans receivable	0.53%	0.30%	0.58%	0.72%	0.73%
Non-performing assets to total assets	0.35%	0.20%	0.40%	0.47%	0.47%
Non-performing loans to total loans	0.47%	0.17%	0.48%	0.47%	0.31%
Allowance for loan losses as a percentage of gross loans receivable (end of period)(2)	0.57%	0.49%	0.91%	1.10%	1.16%
Allowance for loan losses as a percentage of nonperforming loans	123.13%	291.84%	190.01%	235.73%	371.20%

	At or For The Years Ended December 31,
	2018	2017	2016	2015	2014
Per Share Data:

Book value (end of period)	$25.83	22.76	13.23	11.92	10.02
Basic earnings	2.28	1.75	1.45	1.51	0.89
Diluted earnings	2.26	1.73	1.42	1.48	0.87

Average common shares - basic	21,756,595	16,317,501	12,080,128	9,537,358	9,314,048
Average common shares - diluted	21,972,857	16,550,357	12,352,246	9,718,356	9,507,425

Note: Book value is calculated using outstanding common shares less unvested restricted shares.

(1)	The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

(2)	Included in loans receivable are approximately $686.4 million, $952.2 million and $119.4 million in acquired loans at December 31, 2018, 2017 and 2016, respectively.
38

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

Company Overview

Carolina Financial Corporation is a Delaware corporation that was organized in February 1997 to serve as a bank holding company. In 2017, it applied for, and received, financial holding company status from the Federal Reserve. The Company operates principally through its wholly-owned subsidiary, CresCom Bank, a South Carolina state-chartered bank. CresCom Bank operates Crescent Mortgage Company, Carolina Services Corporation of Charleston, LLC (“Carolina Services”), DTFS, Inc., and CresCom Leasing, LLC, as wholly-owned subsidiaries of CresCom Bank. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is a correspondent/wholesale mortgage company approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers.

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

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectable. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.

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

Executive Summary of Operating Results

The following is a summary of the Company’s financial highlights and significant events in 2018:

•	The Company reported an increase in net income for the year ended December 31, 2018 to $49.7 million, or $2.26 per diluted share, as compared to $28.6 million, or $1.73 per diluted share, for the year ended December 31, 2017. Included in net income for the year ended December 31, 2018 and 2017 were pretax merger-related expenses of $15.2 million and $8.3 million, respectively.
•	Operating earnings for the year ended December 31, 2018, which excludes certain non-operating income and expenses, increased 85.9% to $62.8 million, or $2.86 per diluted share, from $33.8 million, or $2.04 per diluted share, from the same period of 2017.
•	Total assets increased $272 million from December 31, 2017. The largest components of our total assets are loans receivable, net and securities which were $2.5 billion and $842.8 million, respectively at December 31, 2018. Comparatively, our loans receivable, net and securities totaled $2.3 billion and $743.2 million, respectively, at December 31, 2017. At December 31, 2018, loans held for sale were $16.9 million compared to $35.3 million as of December 31, 2017.
•	Asset quality remained steady, with nonperforming assets to total assets of 0.35% as of December 31, 2018 compared to 0.20% as of December 31, 2017. Nonperforming loans were $11.7 million as of December 31, 2018 as compared to $4.0 million at December 31, 2017.
•	The allowance for loan losses was $14.5 million, or 0.57% of total loans (0.79% of total non-acquired loans), at December 31, 2018, compared to $11.5 million, or 0.49% of total loans (0.84% of total non-acquired loans) at December 31, 2017. The Company experienced net recoveries of $926,000 during 2018 compared to net recoveries of $11,000 during 2017. Provision for loan loss during 2018 was $2.1 million.
•	The Company reported book value per common share of $25.83 and $22.76 as of December 31, 2018 and December 31, 2017, respectively. Tangible book value per common share was $19.36 and $15.71 as of December 31, 2018 and December 31, 2017, respectively.
•	At December 31, 2018, the Company’s regulatory capital ratios exceeded the minimum levels currently required. Stockholders’ equity totaled $575.3 million as of December 31, 2018 compared to $475.4 million at December 31, 2017. Tangible equity to tangible assets at December 31, 2018 was 11.83% compared to 9.73% at December 31, 2017.
•	On June 11, 2018 Carolina Financial Corporation completed the sale of 1.5 million shares of its common stock. The net proceeds of the offering to the Company, after estimated expenses, were approximately $63.0 million.
•	During the fourth quarter of 2018, the Company repurchased approximately 176,000 shares of its common stock at an average price of $30.64. Subsequent to December 31, 2018 through February 25, 2019, the Company repurchased an additional 116,000 shares at an average price of $32.16.

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

The following table presents a reconciliation of Non-GAAP performance measures for consolidated operating earnings and corresponding ratios:

Reconciliation of Non-GAAP Financial Measures
(Unaudited)

(In thousands, except share data)

	For the Twelve Months Ended
	December 31,
	2018	2017	2016
As Reported:
Income before income taxes	$62,439	41,526	25,418
Tax expense	12,769	12,961	7,848
Net income	$49,670	28,565	17,570

Average equity	$526,701	280,877	151,285
Average assets	$3,629,490	2,306,667	1,537,654
Return on average assets	1.37%	1.24%	1.14%
Return on average equity	9.43%	10.17%	11.61%

Weighted average common shares outstanding:
Basic	21,756,595	16,317,501	12,080,128
Diluted	21,972,857	16,550,357	12,352,246
Earnings per common share:
Basic	$2.28	1.75	1.45
Diluted	$2.26	1.73	1.42

Operating:
Income before income taxes	$62,439	41,526	25,418
Loss (gain) on sale of securities	1,946	(933)	(706)
Net loss on extinguishment of debt	—	—	1,868
Fair value adjustments on interest rate swaps	340	(382)	(590)
Merger related costs	15,216	8,301	3,245
Operating earnings before income taxes	79,941	48,512	29,235
Tax expense (1)	17,105	14,706	9,027
Operating earnings (Non-GAAP)	$62,836	33,806	20,208

Average equity	$526,701	280,877	151,285
Average assets	$3,629,490	2,306,667	1,537,654
Operating return on average assets (Non-GAAP)	1.73%	1.47%	1.31%
Operating return on average equity (Non-GAAP)	11.93%	12.04%	13.36%

Weighted average common shares outstanding:
Basic	21,756,595	16,317,501	12,080,128
Diluted	21,972,857	16,550,357	12,352,246
Operating earnings per common share:
Basic (Non-GAAP)	$2.89	2.07	1.67
Diluted (Non-GAAP)	$2.86	2.04	1.64

(1)	Tax expense is determined using the effective tax rate adjusted to eliminate the impact of the non-operating items.
42

Reconciliation of Non-GAAP Financial Measures

(Unaudited)

(In thousands, except share data)

	At December 31,
	2018	2017

Core deposits:
Noninterest-bearing demand accounts	$547,022	525,615
Interest-bearing demand accounts	566,527	551,308
Savings accounts	192,322	213,142
Money market accounts	431,246	452,734
Total core deposits (Non-GAAP)	1,737,117	1,742,799

Certificates of deposit:
Less than $250,000	875,749	755,887
$250,000 or more	105,327	106,243
Total certificates of deposit	981,076	862,130
Total deposits	$2,718,193	2,604,929

	At December 31,
	2018	2017

Tangible book value per share:
Total stockholders’ equity	$575,285	475,381
Less intangible assets	(144,054)	(147,193)
Tangible common equity (Non-GAAP)	$431,231	328,188

Issued and outstanding shares	22,387,009	21,022,202
Less nonvested restricted stock awards	(117,966)	(134,302)
Period end shares used for tangible book value	22,269,043	20,887,900

Total stockholders’ equity	$575,285	475,381
Divided by period end shares used for tangible book value	22,269,043	20,887,900
Common book value per share	$25.83	22.76

Tangible common equity (Non-GAAP)	$431,231	328,188
Divided by period end shares used for tangible book value	22,269,043	20,887,900
Tangible common book value per share (Non-GAAP)	$19.36	15.71

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to the audited consolidated financial statements within Item 8 “Financial Statements and Supplementary Data.”

Results of Operations

Summary

2018 compared to 2017

The Company reported net income available to common stockholders of approximately $49.7 million, or $2.26 per diluted share, for the year ended December 31, 2018, compared to $28.6 million, or $1.73 per diluted share for the year ended December 31, 2017. Our 2018 and 2017 results include pretax merger related expenses of $15.2 million and $8.3 million, respectively. Operating earnings, which exclude certain non-operating income and expenses, for the year ended December 31, 2018 increased 85.9% to $62.8 million, or $2.86 per diluted share, from $33.8 million, or $2.04 per diluted share, for the year ended December 31, 2017. Operating earnings and related per share measures are non-GAAP financial measures. For a reconciliation to the most compared GAAP measure, see “Non-GAAP Financial Measures”.

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

 2018 compared to 2017

For the years ended December 31, 2018 and 2017, our net interest income was $133.8 million and $81.8 million, respectively. The increase in net interest income is a result of the increase in average interest-earning assets balances. The increase in average earnings assets for the year ended December 31, 2018 is primarily the result of increased balances of loans receivable as well as higher available-for-sale securities. Average loans receivable increased $862.7 million, or 56.5%, from 2017 to 2018, primarily attributable to the Greer and First South acquisitions as well as organic loan growth. Average yields on loans receivable, net increased 0.40% from December 31, 2017 to 5.54% for the year ended December 31, 2018.

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
44

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

	For The Years Ended December 31,
	2018			2017			2016
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate	Balance	Earned	Rate	Balance	Earned	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$22,149	963	4.35%	23,199	885	3.81%	28,779	1,000	3.47%
Loans receivable (1)	2,388,856	132,289	5.54%	1,526,109	78,415	5.14%	1,035,115	50,137	4.84%
Interest-bearing cash	25,628	479	1.87%	31,715	350	1.10%	29,644	75	0.25%
Securities available-for-sale	795,100	26,222	3.30%	504,555	14,836	2.90%	327,516	9,057	2.73%
Securities held-to-maturity	—	—	—	—	—	—	7,089	217	3.06%
Federal Home Loan Bank stock	17,744	1,004	5.66%	11,032	496	4.50%	7,884	374	4.74%
Other investments	3,437	101	2.94%	2,108	105	4.98%	2,657	54	2.03%
Total interest-earning assets	3,252,914	161,058	4.95%	2,098,718	95,087	4.53%	1,438,684	60,914	4.23%
Non-earning assets	376,576			207,949			98,970
Total assets	$3,629,490			2,306,667			1,537,654

Interest-bearing liabilities:
Demand accounts	564,282	3,121	0.55%	319,190	817	0.26%	151,704	235	0.15%
Money market accounts	459,774	3,048	0.66%	374,770	1,747	0.47%	274,774	808	0.29%
Savings accounts	201,741	630	0.31%	89,598	170	0.19%	44,646	59	0.13%
Certificates of deposit	910,433	11,928	1.31%	622,424	6,653	1.07%	485,942	4,870	1.00%
Short-term borrowed funds	316,189	6,064	1.92%	176,169	1,888	1.07%	92,332	509	0.55%
Long-term debt	59,465	2,457	4.13%	58,539	1,978	3.38%	77,210	2,272	2.94%
Total interest-bearing liabilities	2,511,884	27,248	1.08%	1,640,690	13,253	0.81%	1,126,608	8,753	0.78%
Noninterest-bearing deposits	561,678			355,105			240,622
Other liabilities	29,227			29,995			19,139
Stockholders’ equity	526,701			280,877			151,285
Total liabilities and
Stockholders’ equity	$3,629,490			2,306,667			1,537,654
Net interest spread			3.87%			3.72%			3.45%
Net interest margin	4.11%			3.90%			3.63%

Net interest margin (tax equivalent) (2)	4.15%			4.02%			3.71%
Net interest income		133,810			81,834			52,161

(1)	Average balances of loans include nonaccrual loans.

(2)	The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

2018 compared to 2017

Our net interest margin was 4.11%, or 4.15% on a tax-equivalent basis, for the twelve months ended December 31, 2018 compared to 3.90%, or 4.02% on a tax equivalent basis, for the twelve months ended December 31, 2017. The increase in margin from period to period is the result of a shift to higher yielding earning assets as well as an increase in yield on securities available for sale and loans receivable, net of the increase in cost of funds. Average loans receivable comprised 73.4% of interest earning assets for the twelve months ended December 31, 2018 compared to 72.7% for the twelve months ended December 31, 2017. The yield on loans receivable during the twelve months ended December 31, 2018 and 2017 reflects accretion income from loans purchased in acquisitions of $8.9 million and $4.3 million, respectively.

Our net interest spread, which is not on a tax-equivalent basis, was 3.87% for the twelve months ended December 31, 2018 as compared to 3.72% for the same period in 2017. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 15 basis point increase in net interest spread is a result of the 42 basis point increase in yield on interest-earning assets as well as a 27 basis point increase in rates paid on interest-bearing liabilities.

The increase in the rate realized on loans is primarily the result of variable rate loans repricing as a result of the increases in the prime rate.

2017 compared to 2016

Our net interest margin was 3.90%, or 4.02% on a tax-equivalent basis, for the twelve months ended December 31, 2017 compared to 3.63%, or 3.71% on a tax equivalent basis, for the twelve months ended December 31, 2016. The increase in margin from period to period is the result of a shift to higher yielding earning assets as well as an increase in yield on securities available for sale and loans receivable, net of the increase in cost of funds. Average loans receivable comprised 72.7% of earnings assets for the twelve months ended December 31, 2018 compared to 71.9% for the twelve months ended December 31, 2016. The yield on loans receivable during the twelve months ended December 31, 2018 and 2017 reflects accretion income from loans purchased in acquisitions of $4.3 million and $0.8 million, respectively.

Our net interest spread, which is not on a tax-equivalent basis, was 3.72% for the twelve months ended December 31, 2017 as compared to 3.45% for the same period in 2016. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 27 basis point increase in net interest spread is a result of the 30 basis point increase in yield on interest-earning assets as well as a 3 basis point increase in rates paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing as a result of the increases in the prime rate.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	For The Years Ended December 31,
	2018 vs. 2017				2017 vs. 2016
	Increase (decrease)			Net	Increase (decrease)			Net
	due to		Rate/	Dollar	due to		Rate/	Dollar
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
				(In thousands)
Loans held for sale	$(46)	118	6	78	$(213)	79	19	(115)
Loans receivable, net	47,777	9,544	(3,447)	53,874	25,229	4,496	(1,447)	28,278
Interest-bearing cash	(114)	196	47	129	23	270	(18)	275
Securities available-for-sale	9,582	2,843	(1,039)	11,386	5,206	883	(310)	5,779
Securities held-to-maturity	—	—	—	—	—	—	(217)	(217)
FHLB stock	380	206	(78)	508	141	(27)	8	122
Other investments	39	(70)	27	(4)	(27)	62	16	51
Interest income	57,618	12,837	(4,484)	65,971	30,359	5,763	(1,949)	34,173
Demand accounts	$1,356	1,677	(728)	2,305	$429	323	(169)	583
Money market accounts	564	905	(167)	1,302	466	645	(172)	939
Savings accounts	350	247	(137)	460	85	52	(26)	111
Certificates of deposit	3,773	2,196	(695)	5,274	1,459	415	(91)	1,783
Short-term borrowed funds	2,685	2,675	(1,185)	4,175	898	917	(436)	1,379
Long-term debt	38	448	(7)	479	(631)	255	81	(295)
Interest expense	$8,766	8,148	(2,919)	13,995	$2,706	2,607	(813)	4,500
Net interest income				51,976				29,673
46

	For the Years Ended December 31,
	2016 vs. 2015
	Increase (decrease)			Net
	due to		Rate/	Dollar
	Volume	Rate	Volume	Change
		(In thousands)
Loans held for sale	$(339)	(99)	(34)	(472)
Loans receivable, net	10,042	684	(137)	10,589
Interest-bearing cash	39	1	—	40
Securities available-for-sale	1,126	354	(44)	1,436
Securities held-to-maturity	(380)	15	27	(338)
FHLB stock	9	37	(1)	45
Other investments	(16)	20	6	10
Interest income	10,481	1,012	(183)	11,310
Demand accounts	$(19)	51	4	36
Money market accounts	116	274	(39)	351
Savings accounts	8	1	—	9
Certificates of deposit	910	368	(69)	1,209
Short-term borrowed funds	(119)	241	56	178
Long-term debt	584	(293)	75	366
Interest expense	$1,480	642	27	2,149
Net interest income				9,161

Provision for Loan Loss

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

Following is a summary of the activity in the allowance for loan losses during the years ended December 31, 2018, 2017 and 2016.

	For the Years
	Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$11,478	10,688	10,141
Provision for loan losses	2,059	779	—
Loan charge-offs	(872)	(272)	(264)
Loan recoveries	1,798	283	811
Balance, end of period	$14,463	11,478	10,688

2018 compared to 2017

The Company experienced net recoveries of $926,000 for the twelve months ended December 31, 2018 and net recoveries of $11,000 for the twelve months ended December 31, 2017. Asset quality has remained relatively consistent since December 31, 2017, with nonperforming assets of 0.35% as of December 31, 2018 and 0.20% as of December 31, 2017. While December 2017 reflected historical NPA ratio lows and ratios continue to remain favorable, we have experienced an increase in NPA frequency. Approximately half of the increase relates to five purchased non-credit impaired loans with balances in excess of $500,000. Provision for loan losses of $2.1 million was recorded during 2018 primarily driven by organic loan growth and unknown storm related impacts in the third quarter of 2018. Provision expense for loan losses of $779,000 was recorded during 2017.

2017 compared to 2016

The Company experienced net recoveries of $11,000 for the twelve months ended December 31, 2017 and net recoveries of $547,000 for the twelve months ended December 31, 2016. Nonperforming assets were 0.20% as of December 31, 2017 and 0.40% as of December 31, 2016. Provision for loan losses of $779,000 was recorded during 2017. No provision expense for loan losses was recorded during 2016 primarily due to the net recoveries experienced and asset quality.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2018, 2017 and 2016, noninterest income comprised 19.8%, 26.3% and 32.4%, respectively, of total interest and noninterest income. The major components of noninterest income for the Company are listed below:

	For the Years
	Ended December 31,
	2018	2017	2016
	(In thousands)
Noninterest income:
Mortgage banking income	$15,295	15,140	17,226
Deposit service charges	7,755	4,643	3,688
Net loss on extinguishment of debt	—	—	(1,868)
Net (loss) gain on sale of securities	(1,946)	933	706
Fair value adjustments on interest rate swaps	(340)	382	590
Net increase in cash value life insurance	1,530	1,116	902
Mortgage loan servicing income	9,052	6,790	5,748
Debit card income, net	4,809	2,308	1,189
Other	3,741	2,604	1,116
Total noninterest income	$39,896	33,916	29,297

2018 compared to 2017

Noninterest income increased to $39.9 million for the twelve months ended December 31, 2018 from $33.9 million for the twelve months ended December 31, 2017. The increase in noninterest income for the twelve months ended December 31, 2018 over the comparable period in 2017 primarily relates to an increase in mortgage loan servicing income due to higher average balances of serviced loans and an increase in deposit service charges, debit card income and other noninterest income due to organic growth in addition to the impact of the First South and Greer acquisitions in 2017, partially offset by a net loss on sale of securities.

The following table provides a break out of mortgage banking:

	For the Year Ended December 31,
	Loan Originations		Mortgage Banking Income		Margin
	2018	2017	2018	2017	2018	2017
Additional segment information:
Community banking	$108,721	86,732	2,352	2,009	2.16%	2.32%
Wholesale mortgage banking	744,208	824,282	12,943	13,131	1.74%	1.59%
Total	$852,929	911,014	15,295	15,140	1.79%	1.66%

Mortgage loan servicing income increased $2.3 million for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017. The increase in mortgage loan servicing income was primarily driven by an increase in loans serviced for the comparative periods.

2017 compared to 2016

Noninterest income increased $4.6 million to $33.9 million for the year ended December 31, 2017 compared to $29.3 million for the year ended December 31, 2016.  The increase in noninterest income for the twelve months ended December 31, 2017 over the comparable period in 2016 primarily relates to an increase in mortgage loan servicing income due to higher average balances of serviced loans and an increase in deposit service charges and debit card income as a result of the increase in deposits acquired with the acquisitions of First South and Greer in 2017, Congaree in 2016, and organic growth.

The following table provides a breakout of mortgage banking:

	For the Year Ended December 31,
	Loan Originations		Mortgage Banking Income		Margin
	2017	2016	2017	2016	2017	2016
Additional segment information:
Community banking	$86,732	97,062	2,009	2,063	2.32%	2.13%
Wholesale mortgage banking	824,282	875,360	13,131	15,163	1.59%	1.73%
Total	$911,014	972,422	15,140	17,226	1.66%	1.77%

Mortgage loan servicing income increased $1.0 million for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016. The increase in mortgage loan servicing income was primarily driven by an increase in loans serviced for the comparative periods.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$53,517	37,827	31,475
Occupancy and equipment	15,961	10,347	7,942
Marketing and public relations	1,330	1,417	1,428
FDIC insurance	1,090	721	702
Recovery of mortgage loan repurchase losses	(600)	(900)	(1,000)
Legal expense	422	507	306
Other real estate (income) expense, net	(13)	54	(20)
Mortgage subservicing expense	2,468	1,986	1,857
Amortization of mortgage servicing rights	4,206	2,966	2,312
Amortization of core deposit intangible	3,139	1,037	407
Merger-related expenses	15,216	8,301	3,245
Other	12,472	9,182	7,386
Total noninterest expense	$109,208	73,445	56,040

2018 compared to 2017

Noninterest expense increased to $109.2 million for the twelve months ended December 31, 2018 from $73.4 million for the twelve months ended December 31, 2017. The increase in noninterest expense is primarily the result of an increase in salaries and employee benefits and occupancy and equipment as well as merger related expenses related to the acquisitions of First South and Greer during 2017. Merger related expenses totaled $15.2 million for the twelve months ended December 31, 2018 as compared to $8.3 million for the twelve months ended December 31, 2017.

2017 compared to 2016

Noninterest expense increased $17.4 million to $73.4 million for the year ended December 31, 2017 compared to $56.0 million for the year ended December 31, 2016. The increase in noninterest expense for 2017 compared to the prior periods is primarily a result of the increase in salaries and employee benefits paid as well as merger related expenses incurred as a result of the acquisitions of Greer and First South during 2017.

Income Tax Expense

2018 compared to 2017

Our effective tax rate was 20.4% for twelve month period ended December 31, 2018, compared to 31.2% for the twelve month period ended December 31, 2017. The decrease in the effective tax rate from period to period reflects a reduction in the federal income tax rate from 35% to 21% as enacted in the 2017 Tax Cuts and Jobs Act on December 22, 2017. In addition to the lower federal tax rate, the decrease in the effective tax rate from period to period reflects an increase in interest income on municipal securities during 2018 and tax benefits related to excess stock-based compensation.

2017 compared to 2016

Our effective tax rate increased to 31.2% for the year ended December 31, 2017 compared to 30.9% for the year ended December 31, 2016.

The Company’s net income for the year ended December 31, 2017 was reduced by approximately $239,000 related to application of the Tax Cuts and Jobs Act implementation on deferred tax assets and liabilities.

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

At December 31, 2018, our securities portfolio, excluding FHLB stock and other investments, was $842.8 million or approximately 22.2% of our assets. Our available-for-sale securities portfolio included US agency securities, municipal securities, collateralized loan obligations, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $842.8 million and an amortized cost of $844.5 million resulting in a net unrealized loss of $1.7 million.

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

The amortized costs and the fair value of our investments are as follows:

	At December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$212,215	213,714	240,904	247,350	92,792	93,212
US government agencies	24,772	25,277	11,983	12,008	3,438	3,386
Collateralized loan obligations	231,172	230,699	128,080	128,643	76,202	76,249
Corporate securities	6,915	6,960	6,891	7,006	474	491
Mortgage-backed securities:
Agency	199,518	197,520	243,075	243,595	90,477	90,986
Non-agency	158,803	157,531	94,834	95,125	63,628	63,864
Total mortgage-backed securities	358,321	355,051	337,909	338,720	154,105	154,850
Trust preferred securities	11,066	11,100	11,208	9,512	11,203	7,164
Total securities available-for-sale	$844,461	842,801	736,975	743,239	338,214	335,352

The Company uses prices from third party pricing services to estimate the fair value of our investment securities. While we obtain fair value information from multiple sources, we generally obtain one price/quote for each individual security. For securities priced by third party pricing services, we determine the most appropriate and relevant pricing service for each security class and have that vendor provide the price for each security in the class. We record the value provided by the third party pricing service/broker in our consolidated financial statements, subject to our internal price verification procedures, which include periodic comparisons to other brokers and Bloomberg pricing screens.

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

	At December 31, 2018
	Less than 12 Months		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale:
Municipal securities	$235	1.67%	1,964	2.48%	42,496	2.82%	169,019	3.16%	213,714	3.08%
US government agencies	—	0.00%	—	0.00%	25,277	3.34%	—	0.00%	25,277	3.34%
Collateralized loan obligations	—	0.00%	—	—	38,340	4.36%	192,359	4.17%	230,699	4.20%
Corporate securities	—	0.00%	4,003	4.24%	2,957	5.11%	—	0.00%	6,960	4.61%
Mortgage-backed securities:
Agency	1,278	1.83%	131	0.76%	15,516	2.73%	180,595	3.33%	197,520	3.27%
Non-agency	—	0.00%	24	4.01%	—	0.00%	157,507	3.66%	157,531	3.66%
Total mortgage-backed securities	1,278	1.83%	155	1.26%	15,516	2.73%	338,102	3.48%	355,051	3.44%
Trust preferred securities	—	0.00%	—	—	—	—	11,100	5.14%	11,100	5.14%
Total securities available-for-sale	$1,513	1.81%	6,122	3.60%	124,586	3.44%	710,580	3.62%	842,801	3.59%

For disclosures related to the Company’s evaluation of securities for OTTI, see Note 4 “Securities” within Item 8. “Financial Statements and Supplementary Data.”

Non-marketable investments are comprised of the following and are recorded at cost which approximates fair value since no readily available market exists for these securities.

	At December 31,
	2018	2017
	(In thousands)
Community Reinvestment Act fund	$2,334	2,330
Investment in Statutory Business Trusts	1,116	1,116
Total other investments	3,450	3,446

Federal Home Loan Bank stock	21,696	19,065
Total non-marketable investments	$25,146	22,511

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans receivable at December 31, 2018 and 2017 were $2.5 billion and $2.3 billion, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of December 31, 2018, our loan portfolio included $2.1 billion, or 84.8%, of gross loans secured by real estate. As of December 31, 2017, our loan portfolio included $2.0 billion, or 85.6%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $204.8 million since December 31, 2017. The growth in loan balances was primarily the result of strong organic growth in both commercial and residential lending.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At December 31,
	2018		2017		2016
		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$732,717	29.03%	665,774	28.70%	411,399	34.91%
Home equity	83,770	3.32%	90,141	3.89%	36,026	3.06%
Commercial real estate	1,034,117	40.96%	933,820	40.26%	445,344	37.80%
Construction and development	290,494	11.51%	294,793	12.71%	115,682	9.82%
Consumer loans	23,845	0.94%	19,990	0.86%	5,714	0.48%
Commercial business loans	359,393	14.24%	315,010	13.58%	164,101	13.93%
Total gross loans receivable	2,524,336	100.00%	2,319,528	100.00%	1,178,266	100.00%
Less:
Allowance for loan losses	14,463		11,478		10,688
Total loans receivable, net	$2,509,873		2,308,050		1,167,578

	At December 31,
	2015		2014
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$344,928	37.38%	253,364	32.59%
Home equity	23,256	2.52%	27,399	3.53%
Commercial real estate	341,658	37.03%	317,162	40.81%
Construction and development	91,362	9.90%	91,531	11.78%
Consumer loans	5,179	0.56%	5,650	0.73%
Commercial business loans	116,340	12.61%	82,051	10.56%
Total gross loans receivable	922,723	100.00%	777,157	100.00%
Less:
Allowance for loan losses	10,141		9,035
Total loans receivable, net	$912,582		768,122
53

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At December 31, 2018
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$24,694	139,437	568,586	732,717
Home equity	11,426	20,434	51,910	83,770
Commercial real estate	100,776	661,012	272,329	1,034,117
Construction and development	87,428	169,187	33,879	290,494
Consumer loans	1,605	10,537	11,703	23,845
Commercial business loans	54,026	191,822	113,545	359,393
Total gross loans receivable	$279,955	1,192,429	1,051,952	2,524,336

Loans maturing - after one year:
Variable rate loans				765,875
Fixed rate loans				1,478,506
				$2,244,381

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2018, the Company had $0.6 million of PCI loans that were 90 days past due and accruing. At December 31, 2017, the Company had $1.9 million of PCI loans that were 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets, excluding purchased credit impaired loans, at the end of the periods indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Loans receivable:
Nonaccrual loans-renegotiated loans	$3,086	1,140	1,227	1,136	58
Nonaccrual loans-other	8,635	2,793	4,398	3,166	2,376
Accruing loans 90 days or more delinquent	20	—	—	—	—
Real estate acquired through foreclosure, net	1,534	3,106	1,179	2,374	3,239
Total Non-Performing Assets	$13,275	7,039	6,804	6,676	5,673

Problem Assets not included in Non-Performing Assets-
Accruing renegotiated loans outstanding	$3,327	5,324	5,216	13,212	14,251

At December 31, 2018, nonperforming assets were $13.3 million, or 0.35% of total assets. Comparatively, nonperforming assets were $7.0 million, or 0.20% of total assets, at December 31, 2017. Nonperforming loans were 0.47% and 0.17% of gross loans receivable at December 31, 2018 and December 31, 2017, respectively.

At December 31, 2017, nonperforming assets were $7.0 million, or 0.20% of total assets, and nonperforming loans were $3.9 million, or 0.17% of gross loans. Comparatively, at December 31, 2016, nonperforming assets were $6.8 million, or 0.40% of total assets, and nonperforming loans were $5.6 million, or 0.48% of gross loans.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $3.3 million at December 31, 2018, compared to $5.3 million at December 31, 2017. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $5.3 million at December 31, 2017, compared to $5.2 million at December 31, 2016. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans for fiscal years 2018 and 2017 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on loans greater than $250,000 at a minimum of every 18 months, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The allowance for loan losses was $14.5 million, or 0.79% of non-acquired loans, at December 31, 2018, compared to $11.5 million, or 0.84% of total non-acquired loans, at December 31, 2017. Loans acquired in business combinations were $686.4 million and $952.2 million at December 31, 2018 and December 31, 2017, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. At December 31, 2018 and December 31, 2017, acquired non-credit impaired loans had a purchase discount remaining of $10.9 million and $17.7 million, respectively.

The allowance for loan losses was $11.5 million, or 0.49% of total loans (0.84% of total non-acquired loans), at December 31, 2017, compared to $10.7 million, or .91% of total loans (1.01% of total non-acquired loans) at December 31, 2016. Loans acquired in business combinations totaled $952.2 million and $119.4 million at December 31, 2017 and 2016, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk as discussed above.

The table below shows a reconciliation of acquired and non-acquired loans and allowance for loan losses to non-acquired loans:

	At December 31,
	2018	2017
Acquired and non-acquired loans:
Acquired loans receivable	$686,401	952,220
Non-acquired loans receivable	1,837,935	1,367,308
Total loans receivable	$2,524,336	2,319,528
% Acquired	27.19%	41.05%

Non-acquired loans	$1,837,935	1,367,308
Allowance for loan losses	14,463	11,478
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.79%	0.84%

Total loans receivable	$2,524,336	2,319,528
Allowance for loan losses	14,463	11,478
Allowance for loan losses to total loans receivable	0.57%	0.49%

The Company experienced net recoveries of $926,000 for the twelve months ended December 31, 2018 and net recoveries of $11,000 for the twelve months ended December 31, 2017. Asset quality has remained relatively consistent with nonperforming assets of 0.35% as of December 31, 2018 and 0.20% as of December 31, 2017. Provision expense was $2.1 million and $779,000 for 2018 and 2017, respectively.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2018.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$11,478	10,688	10,141	9,035	8,091
Provision for loan losses	2,059	779	—	—	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(226)	(253)	(84)	(1,050)	(80)
Home equity	(31)	—	—	—	—
Commercial real estate	(86)	—	—	—	(28)
Construction and development	(24)	—	—	(90)	(172)
Consumer loans	(308)	(19)	(53)	(20)	(24)
Commercial business loans	(197)	—	(127)	(70)	(59)
Total loan charge-offs	(872)	(272)	(264)	(1,230)	(363)
Loan recoveries:
Loans secured by real estate:
One-to-four family	142	4	464	576	158
Home equity	7	3	—	150	—
Commercial real estate	77	31	—	350	100
Construction and development	1,112	81	76	479	457
Consumer loans	93	45	24	38	71
Commercial business loans	367	119	247	743	521
Total loan recoveries	1,798	283	811	2,336	1,307
Net loan recoveries (charge-offs)	926	11	547	1,106	944
Balance, end of period	$14,463	11,478	10,688	10,141	9,035

Allowance for loan losses as a percentage of loans receivable (end of period)	0.57%	0.49%	0.91%	1.10%	1.16%
Net recoveries (charge-offs) to average loans receivable	0.04%	0.00%	0.05%	0.13%	0.15%

The following table summarizes an allocation of the allowance for loan losses and the related percentage of loans outstanding in each category for the five years ended December 31, 2018.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loans receivable:
One-to-four family	$3,540	29.03%	2,719	28.70%	2,636	34.91%	2,903	37.23%	2,888	32.48%
Home equity	203	3.32%	168	3.89%	197	3.06%	151	2.52%	221	3.54%
Commercial real estate	5,097	40.96%	3,986	40.26%	3,344	37.80%	3,402	37.10%	3,283	40.85%
Construction and development	1,969	11.51%	1,201	12.71%	1,132	9.82%	1,138	9.94%	1,069	11.82%
Consumer loans	352	0.94%	79	0.86%	80	0.48%	27	0.56%	30	0.73%
Commercial business loans	2,940	14.24%	2,840	13.58%	2,805	13.93%	2,100	12.65%	1,430	10.58%
Unallocated	362	—	485	—	494	—	420	—	114	—
Total	$14,463	100.00%	11,478	100.00%	10,688	100.00%	10,141	100.00%	9,035	100.00%
58

Mortgage Operations

Mortgage Activities and Servicing

Our wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans and is included in mortgage banking income in the accompanying consolidated statements of operations. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations is provided in “Results of Operations – Noninterest Income and Expense”. Additional segment information is provided in Note 21 “Supplemental Segment Information” in the accompanying financial statements.

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

The Company was servicing $4.0 billion loans for others at December 31, 2018 and $2.9 billion at December 31, 2017. Mortgage servicing rights asset had a balance of $32.9 million and $21.0 million at December 31, 2018 and December 31, 2017, respectively. The economic estimated fair value of the mortgage servicing rights was $40.9 million and $26.3 million at December 31, 2018 and December 31, 2017, respectively. Amortization expense related to the mortgage servicing rights was $4.2 million and $3.0 million during the twelve months ended December 31, 2018 and 2017, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the years ended December 31, 2018 and 2017 respectively:

	December 31,
	2018	2017
	(In thousands)
MSR beginning balance	$21,003	15,032
Amount capitalized	6,283	6,061
Amount acquired	9,853	2,876
Amount amortized	(4,206)	(2,966)
MSR ending balance	$32,933	21,003

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

The following table demonstrates the activity for the mortgage repurchase reserve for the years ended December 31, 2018, 2017, and 2016:

	December 31,
	2018	2017	2016
	(In thousands)
Beginning Balance	$1,892	2,880	3,876
Losses paid	—	(88)	(21)
Recoveries	—	—	25
Recovery for mortgage repurchase losses	(600)	(900)	(1,000)
Ending balance	$1,292	1,892	2,880

For the twelve months ended December 31, 2018 and 2017, the Company recorded a recovery for mortgage repurchase losses of $600,000 and $900,000, respectively. The recovery for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. As a result of the Company’s analysis of its reserve for mortgage loan repurchase losses, the reserve was reduced accordingly.

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At December 31, 2018, deposits totaled $2.7 billion, an increase from deposits of $2.6 billion at December 31, 2017. The increase in deposits since December 31, 2017 relates to continued efforts to increase our deposits through business development and seasonal increases in markets affected by tourism.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Years Ended December 31,
	2018		2017		2016
		Average		Average		Average
	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$564,282	0.55%	319,190	0.26%	151,704	0.15%
Money market accounts	459,774	0.66%	374,770	0.47%	274,774	0.29%
Savings accounts	201,741	0.31%	89,598	0.19%	44,646	0.13%
Certificates of deposit less than $100,000	330,815	1.18%	220,742	0.92%	266,808	0.92%
Certificates of deposit of $100,000 or more	579,618	1.38%	401,682	1.10%	219,134	1.10%
Total interest-bearing average deposits	2,136,230	0.88%	1,405,982	0.67%	957,066	0.62%

Noninterest-bearing deposits	561,678		355,105		240,622
Total average deposits	$2,697,908		1,761,087		1,197,688

The maturity distribution of our time deposits of $100,000 or more is as follows:

	At December 31,
	2018	2017
	(In thousands)

Three months or less	$126,653	52,139
Over three through six months	75,425	33,455
Over six through twelve months	110,300	97,555
Over twelve months	160,006	113,668
Total	$472,384	296,817

Borrowings

The following table outlines our various sources of short-term borrowed funds during the years ended December 31, 2018, 2017, and 2016, and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown. Stated period end rates are contractual rates. The average for the period rates reflect the impact of purchase accounting.

		Stated	Maximum
		Period	Month	Average for the
	Ending	End	End	Period
At or for the year ended December 31, 2018	Balance	Rate	Balance	Balance	Rate(1)
		(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$405,500	1.05%-2.78%	405,500	316,189	1.92%

Long-term borrowed funds
Long-term FHLB advances, due 2019 through 2020	27,000	1.72%-2.60%	42,500	27,117	1.59%
Subordinated debentures, due 2032 through 2037	32,436	4.25%-5.75%	32,436	32,348	6.26%

		Stated	Maximum
		Period	Month	Average for the
	Ending	End	End	Period
At or for the year ended December 31, 2017	Balance	Rate	Balance	Balance	Rate
	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$340,500	0.87%-2.71%	338,000	176,169	1.07%

Long-term borrowed funds
Long-term FHLB advances, due 2019 through 2020	40,000	1.05%-1.98%	52,000	35,357	2.33%
Subordinated debentures, due 2032 through 2037	32,259	3.11%-4.75%	32,259	23,182	4.97%

		Stated	Maximum
		Period	Month	Average for the
	Ending	End	End	Period
At or for the year ended December 31, 2016	Balance	Rate	Balance	Balance	Rate
	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$203,000	0.49%-1.20%	203,000	92,332	0.55%

Long-term borrowed funds
Long-term FHLB advances, due 2018 through 2019	23,000	1.11%-1.32%	88,000	61,745	2.70%
Subordinated debentures, due 2032 through 2034	15,465	3.93%-4.00%	15,465	15,465	3.90%

(1) Subordinated debentures average rate for the period reflects the amortization of the related purchase accounting mark, if any.

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At December 31, 2018, the Company had FHLB advances of $432.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $305.1 million.

Lines of credit with the FRB are based on collateral pledged. At December 31, 2018 the Company had lines available with the FRB for $226.3 million. At December 31, 2018 the Company had no FRB advances outstanding.

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

The final regulatory capital rules also incorporate these changes in regulatory capital into the prompt corrective action framework, under which the thresholds for “adequately capitalized” banking organizations are equal to the new minimum capital requirements. Under this framework, in order to be considered “well capitalized”, insured depository institutions are required to maintain a Tier 1 leverage ratio of 5%, a common equity Tier 1 capital measure of 6.5%, a Tier 1 capital ratio of 8% and a total capital ratio of 10%.

On June 11, 2018, the Company completed the sale of 1.5 million shares of its common stock. The net proceeds of the offering to the Company, after estimated expenses, were approximately $63.0 million.

On December 3, 2018, the Company announced that the Board of Directors had approved a plan to repurchase up to $25,000,000 in shares of the Company’s common stock through open market and privately negotiated transactions over the next three years. The Company began stock repurchases on December 4, 2018. During the fourth quarter, the Company repurchased approximately 176,000 shares at an average price of $30.64. Subsequent to December 31, 2018 through February 25, 2019, the Company repurchased an additional 116,000 shares at an average price of $32.16.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at December 31, 2018 and 2017 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)

December 31, 2018
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$431,568	15.19%	181,094	6.375%	198,848	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	462,888	16.29%	223,704	7.875%	241,459	8.500%	N/A	N/A
Total capital (to risk weighted assets)	477,351	16.80%	280,518	9.875%	298,273	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	462,888	13.01%	142,270	4.000%	142,270	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	454,181	16.00%	180,948	6.375%	198,688	7.000%	184,496	6.50%
Tier 1 capital (to risk weighted assets)	454,181	16.00%	223,524	7.875%	241,264	8.500%	227,072	8.00%
Total capital (to risk weighted assets)	468,644	16.51%	280,292	9.875%	298,032	10.500%	283,840	10.00%
Tier 1 capital (to total average assets)	454,181	12.76%	142,392	4.000%	142,392	4.000%	177,990	5.00%

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2017
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$328,511	12.42%	152,145	5.750%	185,220	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	359,654	13.59%	191,835	7.250%	224,910	8.500%	N/A	N/A
Total capital (to risk weighted assets)	371,133	14.03%	244,755	9.250%	277,830	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	359,654	12.38%	116,198	4.000%	116,198	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	355,024	13.43%	152,035	5.750%	185,086	7.000%	171,865	6.50%
Tier 1 capital (to risk weighted assets)	355,024	13.43%	191,696	7.250%	224,747	8.500%	211,527	8.00%
Total capital (to risk weighted assets)	366,503	13.86%	244,578	9.250%	277,629	10.500%	264,408	10.00%
Tier 1 capital (to total average assets)	355,024	12.21%	116,312	4.000%	116,312	4.000%	145,390	5.00%

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2018, 2017 and 2016.

	For the Years Ended December 31,
	2018	2017	2016

Return on average assets	1.37%	1.24%	1.14%
Return on average equity	9.43%	10.17%	11.61%
Average equity to average assets ratio	14.51%	12.18%	9.84%

The following table provides the amount of dividends and payout ratios (dividends declared divided by net income) for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended December 31,
	2018	2017	2016

Shareholder dividends declared	$5,563	2,920	1,616
Dividend payout ratios	11.20%	10.22%	9.20%

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

At December 31, 2018, we had issued commitments to extend credit of approximately $379.2 million through various types of lending arrangements. There were 69 standby letters of credit in the amount of $13.8 million. Total fixed rate commitments were $105.5 million and variable rate commitments were $287.5 million.

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

As of December 31, 2018, the following table summarizes the forecasted impact on net interest income using a base case scenario given downward movements in interest rates of 100 and 200 and upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market condition.

		Annualized Hypothetical
Interest Rate Scenario		Percentage Change in
Change	Prime Rate	Net Interest Income

(2.00)%	3.50%	(7.50)%
(1.00)%	4.50%	(2.70)%
0.00%	5.50%	0.00%
1.00%	6.50%	0.00%
2.00%	7.50%	1.20%
3.00%	8.50%	1.40%

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

The derivative positions of the Company at December 31, 2018 and 2017 are as follows:

	At December 31,
	2018		2017
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$1,232	45,000	644	45,000
Non-hedging derivatives:
Interest rate swaps	1,198	50,000	964	50,000
Mortgage loan interest rate lock commitments	1,199	76,571	890	98,584
Mortgage loan forward sales commitments	403	13,241	305	23,401
Total derivative assets	$4,032	184,812	2,803	216,985

Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	$937	50,000	95	5,000
Mortgage-backed securities forward sales commitments	295	52,000	61	75,000
Total derivative liabilities	$1,232	102,000	156	80,000

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

As of December 31, 2018, the Company had three outstanding interest rate derivatives with a notional value of $45.0 million that were designated as cash flow hedges of interest rate risk with a weighted average remaining term of 5.43 years.

As of December 31, 2017, the Company had three outstanding interest rate derivatives with a notional value of $45.0 million that were designated as cash flow hedges of interest rate risk with a weighted average remaining term of 6.43 years.

In the event that the forecasted transaction was no longer be probable, the Company would recognize a gain of $1.2 million directly into earnings, the current fair value, as of December 31, 2018.

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2018. Operating lease obligations of $24.6 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 14 of the audited consolidated financial statements. Trust Preferred subordinated debentures reflect the contractual principal owed excluding purchase accounting fair value adjustments.

		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Advances from FHLB	$432,500	405,500	27,000	—	—
Interest rate swap - cash flow hedge derivative	45,000	—	15,000	—	30,000
Interest rate swap - non-hedging derivative	100,000	—	40,000	—	60,000
Subordinated debentures issued to
Carolina Financial Capital Trust I, due 2032	5,155	—	—	—	5,155
Subordinated debentures issued to
Carolina Financial Capital Trust II, due 2034	10,310	—	—	—	10,310
Subordinated debentures issued to
Greer Capital Trust I, due 2034	6,186	—	—	—	6,186
Subordinated debentures issued to
Greer Capital Trust II, due 2037	5,155	—	—	—	5,155
Subordinated debentures issued to
FSB Preferred Trust I, due 2033	10,310	—	—	—	10,310
Operating lease obligations	24,590	2,537	4,282	3,606	14,165
Total	$639,206	408,037	86,282	3,606	141,281

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Carolina Financial Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carolina Financial Corporation and its subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements and schedules (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2010.

Greenville, South Carolina

March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Carolina Financial Corporation:

Opinion on the Internal Control Over Financial Reporting

We have audited Carolina Financial Corporation and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and our report dated March 1, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 1, 2019

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2018	2017
ASSETS	(In thousands)
Cash and due from banks	$28,857	25,254
Interest-bearing cash	33,276	55,998
Cash and cash equivalents	62,133	81,252
Securities available-for-sale (cost of $844,461 at December 31, 2018 and $736,975 at December 31, 2017)	842,801	743,239
Federal Home Loan Bank stock, at cost	21,696	19,065
Other investments	3,450	3,446
Derivative assets	4,032	2,803
Loans held for sale	16,972	35,292
Loans receivable, net of allowance for loan losses of $14,463 at December 31, 2018 and $11,478 at December 31, 2017	2,509,873	2,308,050
Premises and equipment, net	60,866	61,407
Accrued interest receivable	13,494	11,992
Real estate acquired through foreclosure, net	1,534	3,106
Deferred tax assets, net	5,786	2,436
Mortgage servicing rights	32,933	21,003
Cash value life insurance	58,728	57,195
Core deposit intangible	16,462	19,601
Goodwill	127,592	127,592
Other assets	12,396	21,538
Total assets	$3,790,748	3,519,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$547,022	525,615
Interest-bearing deposits	2,171,171	2,079,314
Total deposits	2,718,193	2,604,929
Short-term borrowed funds	405,500	340,500
Long-term debt	59,436	72,259
Derivative liabilities	1,232	156
Drafts outstanding	8,129	7,324
Advances from borrowers for insurance and taxes	4,100	3,005
Accrued interest payable	1,591	1,126
Reserve for mortgage repurchase losses	1,292	1,892
Dividends payable to stockholders	1,576	1,051
Accrued expenses and other liabilities	14,414	11,394
Total liabilities	3,215,463	3,043,636
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 authorized at December 31, 2018 and December 31, 2017; no shares issued or outstanding	—	—
Common stock, par value $.01; 50,000,000 and 25,000,000 shares authorized at December 31, 2018 and December 31, 2017, respectively; 22,387,009 and 21,022,202 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	224	210
Additional paid-in capital	408,224	348,037
Retained earnings	167,173	123,537
Accumulated other comprehensive income (loss)	(336)	3,597
Total stockholders’ equity	575,285	475,381
Total liabilities and stockholders’ equity	$3,790,748	3,519,017

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2018	2017	2016
	(In thousands, except share data)
Interest income
Loans	$133,252	79,300	51,137
Investment securities	26,222	14,941	9,274
Dividends from Federal Home Loan Bank stock	1,004	496	374
Other interest income	580	350	129
Total interest income	161,058	95,087	60,914
Interest expense
Deposits	18,727	9,387	5,972
Short-term borrowed funds	6,064	1,888	509
Long-term debt	2,457	1,978	2,272
Total interest expense	27,248	13,253	8,753
Net interest income	133,810	81,834	52,161
Provision for loan losses	2,059	779	—
Net interest income after provision for loan losses	131,751	81,055	52,161
Noninterest income
Mortgage banking income	15,295	15,140	17,226
Deposit service charges	7,755	4,643	3,688
Net loss on extinguishment of debt	—	—	(1,868)
Net (loss) gain on sale of securities	(1,946)	933	706
Fair value adjustments on interest rate swaps	(340)	382	590
Net increase in cash value life insurance	1,530	1,116	902
Mortgage loan servicing income	9,052	6,790	5,748
Debit card income, net	4,809	2,308	1,189
Other	3,741	2,604	1,116
Total noninterest income	39,896	33,916	29,297

Noninterest expense
Salaries and employee benefits	53,517	37,827	31,475
Occupancy and equipment	15,961	10,347	7,942
Marketing and public relations	1,330	1,417	1,428
FDIC insurance	1,090	721	702
Recovery of mortgage loan repurchase losses	(600)	(900)	(1,000)
Legal expense	422	507	306
Other real estate (income) expense, net	(13)	54	(20)
Mortgage subservicing expense	2,468	1,986	1,857
Amortization of mortgage servicing rights	4,206	2,966	2,312
Amortization of core deposit intangible	3,139	1,037	407
Merger-related expenses	15,216	8,301	3,245
Other	12,472	9,182	7,386
Total noninterest expense	109,208	73,445	56,040
Income before income taxes	62,439	41,526	25,418
Income tax expense	12,769	12,961	7,848
Net income	$49,670	28,565	17,570
Earnings per common share:
Basic	$2.28	1.75	1.45
Diluted	$2.26	1.73	1.42
Average common shares outstanding:
Basic	21,756,595	16,317,501	12,080,128
Diluted	21,972,857	16,550,357	12,352,246

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years
	Ended December 31,
	2018	2017	2016
	(In thousands)

Net income	$49,670	28,565	17,570

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(7,775)	10,047	(3,681)
Tax effect	1,944	(3,620)	1,322

Reclassification adjustment for loss (gain) included in earnings	1,946	(933)	(706)
Tax effect	(489)	334	252

Unrealized gain on interest rate swaps designated as cash flow hedges	588	223	241
Tax effect	(147)	(80)	(87)

Transfer from held-to-maturity to available-for-sale securities	—	—	1,023
Tax effect	—	—	(368)
Other comprehensive (loss) income, net of tax	(3,933)	5,971	(2,004)

Comprehensive income	$45,737	34,536	15,566

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2015	12,023,557	$120	56,418	82,859	462	139,859
Stock awards	39,056	—	—	—	—	—
Vested stock awards surrendered in cashless exercise	(26,555)	—	(120)	(362)	—	(482)
Stock options exercised	3,360	—	27	—	—	27
Stock issued - Congaree Bancshares, Inc. merger	508,910	5	8,545	—	—	8,550
Excess tax benefit in connection with equity awards	—	—	15	—	—	15
Stock-based compensation expense, net	—	—	1,271	—	—	1,271
Net income	—	—	—	17,570	—	17,570
Dividends declared to stockholders	—	—	—	(1,616)	—	(1,616)
Other comprehensive (loss) income, net of tax	—	—	—	—	(2,004)	(2,004)
Balance, December 31, 2016	12,548,328	125	66,156	98,451	(1,542)	163,190
Issuance of common stock, net of offering expenses	1,807,143	18	47,653	—	—	47,671
Stock awards	113,768	1	107	—	—	108
Vested stock awards surrendered in cashless exercise	(59,700)	—	(398)	(1,391)	—	(1,789)
Stock options exercised	600	—	10	—	—	10
Stock issued - Greer Bancshares, Inc. merger	1,789,523	18	54,205	—	—	54,223
Stock issued - First South Bancorp, Inc. merger	4,822,540	48	178,646	—	—	178,694
Stock-based compensation expense, net	—	—	1,658	—	—	1,658
Net income	—	—	—	28,565	—	28,565
Dividends declared to stockholders	—	—	—	(2,920)	—	(2,920)
Other comprehensive (loss) income, net of tax	—	—	—	—	5,971	5,971
Reclassification of AOCI due to statutory tax rate change	—	—	—	832	(832)	—
Balance, December 31, 2017	21,022,202	210	348,037	123,537	3,597	475,381
Issuance of common stock, net of offering expenses	1,500,000	15	63,007	—	—	63,022
Stock awards	55,255	1	106	—	—	107
Vested stock awards surrendered in cashless exercise	(22,411)	—	(303)	(471)	—	(774)
Stock options exercised	7,596	—	56	—	—	56
Stock repurchase plan, net of commissions	(175,633)	(2)	(5,379)	—	—	(5,381)
Stock-based compensation expense, net	—	—	2,700	—	—	2,700
Net income	—	—	—	49,670	—	49,670
Dividends declared to stockholders	—	—	—	(5,563)	—	(5,563)
Other comprehensive (loss) income, net of tax	—	—	—	—	(3,933)	(3,933)
Balance, December 31, 2018	22,387,009	$224	408,224	167,173	(336)	575,285

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$49,670	28,565	17,570
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,059	779	—
Deferred income tax expense (benefit)	(1,530)	8,226	800
Amortization of unearned discount/premiums on investments, net	4,595	3,856	3,039
Accretion of deferred loan fees	(2,386)	(1,279)	(674)
Accretion of acquired loans	(8,928)	(4,286)	(814)
Amortization of core deposit intangibles	3,139	1,037	407
Loss (gain) on sale of available-for-sale securities, net	1,946	(933)	(706)
Mortgage banking income	(15,295)	(15,140)	(17,226)
Originations of loans held for sale	(852,929)	(909,627)	(972,422)
Proceeds from sale of loans held for sale	886,544	922,431	999,853
Loss on extinguishment of debt	—	—	1,868
Recovery of mortgage loan repurchase losses	(600)	(900)	(1,000)
Mortgage loan losses paid, net of recoveries	—	(88)	4
Fair value adjustments on interest rate swaps	340	(382)	(590)
Stock-based compensation	2,700	1,658	1,271
Increase in cash surrender value of bank owned life insurance	(1,530)	(1,116)	(902)
Depreciation	4,181	2,756	1,972
(Gain) loss on disposals of premises and equipment	(2)	23	(1)
Gain on sale of real estate acquired through foreclosure	(110)	(33)	(88)
Write-down of real estate acquired through foreclosure	126	—	15
Purchases of mortgage servicing assets	(9,853)	—	—
Originations of mortgage servicing assets	(6,283)	(6,061)	(5,911)
Amortization of mortgage servicing rights	4,206	2,966	2,312
(Increase) decrease in:
Accrued interest receivable	(1,502)	(6,619)	(754)
Other assets	9,752	(29,271)	(1,737)
Increase (decrease) in:
Accrued interest payable	465	799	(28)
Dividends payable to stockholders	525	549	141
Accrued expenses and other liabilities	106	(6,588)	2,365
Cash flows provided by (used in) operating activities	69,406	(8,678)	28,764

			Continued

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years
	Ended December 31,
	2018	2017	2016
	(In thousands)

Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(351,329)	(345,778)	(165,510)
Maturities, payments and calls	105,005	77,781	57,909
Proceeds from sales	135,681	173,727	99,113
Increase in other investments	—	(37)	(29)
Increase in Federal Home Loan Bank stock	(2,631)	(6,400)	(804)
Increase in loans receivable, net	(192,852)	(182,467)	(180,077)
Purchase of premises and equipment	(3,724)	(7,002)	(3,714)
Proceeds from disposals of premises and equipment	10	—	1
Proceeds from sale of real estate acquired through foreclosure	1,840	660	3,898
Purchase of bank owned life insurance	—	(25)	(25)
Net cash received for acquisitions	—	122,320	3,668
Cash flows used in investing activities	(308,000)	(167,221)	(185,570)

Cash flows from financing activities:
Net increase in deposit accounts	113,264	83,230	137,407
Net increase in Federal Home Loan Bank advances	52,177	100,772	13,632
Net increase in drafts outstanding	805	1,101	4,069
Net increase in advances from borrowers for insurance and taxes	1,095	1,947	417
Cash dividends paid on common stock	(5,563)	(2,371)	(1,475)
Proceeds from issuance of common stock	63,022	47,671	—
Cash paid for common stock repurchase	(5,381)	—	—
Net increase in excess tax benefit in connection with equity awards	—	439	454
Proceeds from exercise of stock options	56	10	27
Cash flows provided by financing activities	219,475	232,799	154,531
Net (decrease) increase in cash and cash equivalents	(19,119)	56,900	(2,275)
Cash and cash equivalents, beginning of year	81,252	24,352	26,627
Cash and cash equivalents, end of year	$62,133	81,252	24,352

Supplemental disclosure
Cash paid for:
Interest on deposits and borrowed funds	$26,783	12,454	8,759
Income taxes paid, net of refunds	6,822	11,521	7,101

Transfer of loans receivable to real estate acquired through foreclosure	285	2,554	2,630
Transfer of held-to-maturity securities to available-for-sale securities	—	—	16,955

Acquisitions:
Assets acquired, net of cash	$—	1,356,242	100,554
Liabilities assumed	—	1,345,119	92,203
Net (liabilities) assets	—	11,123	8,351

Goodwill	—	123,325	4,266

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Carolina Financial Corporation (“Carolina Financial” or the “Company”), incorporated under the laws of the State of Delaware, is a financial holding company with one wholly-owned subsidiary, CresCom Bank (the “Bank”). CresCom Bank operates Crescent Mortgage Company, Carolina Services Corporation of Charleston (“Carolina Services”), DTFS, Inc., and CresCom Leasing, LLC. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In consolidation, all material intercompany accounts and transactions have been eliminated. The results of operations of the businesses acquired in transactions accounted for as purchases are included only from the dates of acquisition. All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with the Company.

At December 31, 2018, statutory business trusts (“Trusts”) created or acquired by the Company had outstanding trust preferred securities with an aggregate par value of $36.0 million. The principal assets of the Trusts are $37.1 million of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $1.1 million of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

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

On January 23, 2019, the Company’s Board of Directors declared a $0.08 dividend per common share payable on April 5, 2019 to stockholders of record as of March 15, 2019.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and due from banks and interest-bearing cash with banks. Substantially all of the interest-bearing cash at December 31, 2018 and 2017 consists of Federal Reserve Bank of Richmond (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) overnight deposits. Cash and cash equivalents have maturities of three months or less. The Bank is required to maintain average balances on hand or with the FRB. Cash on hand satisfied the reserve requirements at December 31, 2018 and December 31, 2017.

Securities

Investment securities are classified into three categories: (a) Held-to-Maturity – debt securities that the Company has positive intent and ability to hold to maturity, which are reported at amortized cost; (b) Trading – debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (c) Available-for-Sale securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income.

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

Loans Receivable, Net

Loans that management has originated and has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any unearned income, charge-offs, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. The net amount of nonrefundable loan origination fees, commitment fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods that approximate a level yield. Commercial loans and substantially all installment loans accrue interest on the unpaid balance of the loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific reserve allocation that is a component of the allowance for loan losses. A loan is charged-off against the allowance for loan losses when all meaningful collection efforts have been exhausted and the loan is viewed as uncollectable in the immediate or foreseeable future.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The Company considers the actual loss history experience over the trailing twenty quarters to determine the historical loss experience used in the general component. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries for the most recent twenty quarters; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Subsequent to the acquisition date, increases in cash flows expected to be received on purchased credit impaired loans in excess of the Company’s initial estimates are reclassified from nonaccretable difference to accretable yield and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses.

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

Guarantees

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, under the contractual terms of the agreement, if the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2018 and 2017, the Company had recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.

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

Interest and penalties on income tax uncertainties are classified within income tax expense in the statement of operations. There were no significant interest and penalties paid on income tax uncertainties during 2018 or 2017.

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

The following table presents activity in the reserve for mortgage loan repurchase losses:

	December 31,
	2018	2017	2016
	(In thousands)
Beginning Balance	$1,892	2,880	3,876
Losses paid	—	(88)	(21)
Recoveries	—	—	25
Recovery for mortgage repurchase losses	(600)	(900)	(1,000)
Ending balance	$1,292	1,892	2,880

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

Recently Adopted Accounting Pronouncements

During the first quarter of 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. Refer to Note 16—Estimated Fair Value of Financial Instruments for more information.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”). ASU 2017-09 provides clarity when applying guidance to a change to the terms or conditions of a share-based payment award. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU No. 2017-09 and its related amendments on its required effective date of January 1, 2018. The amendments have been applied to awards modified on or after the adoption date. The Company has determined that this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance: (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances. The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014- 09, and non-interest income. A description of the Company’s revenue streams accounted for under ASC 606, Revenue from Contracts with Customers follows:

Deposit service charges: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Debit card income: The Company earns interchange fees from debit cardholder transactions conducted through payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 amends the Leases Topic of the Accounting Standards Codification to give entities another option for transition and to provide lessors with a practical expedient. Additionally in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”). ASU 2018-10 makes narrow amendments to clarify how to apply certain aspects of the new leases standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements. Refer to additional documentation related to the Company’s planned adoption of ASU 2016-02 below.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Cost (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for the premium to the earliest call date. For public business entities, ASU 2017-08 is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities, including in an interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are adopted. The Company has determined that this guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. While early adoption is permitted beginning in first quarter 2019, we do not expect to elect that option and the Company continues to evaluate the impact of the ASU on our consolidated financial statements. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses over the contractual life of the loans. In addition to the allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. The Company is continuing to assess the impact that this new guidance will have on its consolidated financial statements through its implementation team. The team has assigned roles and responsibilities, key tasks to complete, and a timeline to be followed. The implementation team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, and conferences. The Company has engaged an outside consultant to assist with the methodology review and validation, as well as other key aspects of implementing the standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification. For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018. We expect to adopt the guidance using the modified retrospective approach on January 1, 2019 and elect the practical expedients for transition including the transition option provided in ASU 2018-11. The practical expedients allow us to largely account for our existing operating leases consistent with current guidance except for the incremental balance sheet recognition for leases. The Company expects that the adoption of ASU 2016-02 will result in the recognition of lease liabilities totaling $18 million to $20 million and the recognition of right-of-use assets totaling $18 million to $20 million. Therefore, the Company expected the provisions of ASU No. 2016-02 to have an immaterial impact on the Company’s regulatory capital ratios.

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

NOTE 2 – BUSINESS COMBINATIONS

Acquisition of First South

On November 1, 2017, the Company acquired all of the common stock of First South Bancorp, Inc., the holding company for First South Bank, (“First South”). Under the terms of the merger agreement, each share of First South common stock was converted into 0.5064 shares of the Company’s common stock.

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
87

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
88

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

Supplemental Pro Forma Information

The operating results of the Company include the operating results of the acquired assets and assumed liabilities since the date of acquisitions of First South, Greer and Congaree. The Company completed the system conversion of Greer and Congaree in the quarter following the acquisition date. The First South conversion occurred during the first quarter of 2018.

The table below presents unaudited supplemental pro forma information as if the First South, Greer and Congaree acquisitions had occurred at the beginning of the earliest period presented, which was January 1, 2016 and were included for all periods presented, except for Congaree which is already included in historical information for 2017. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $15.2 million, $8.3 million and $3.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, are included in the Company’s Consolidated Statements of Operations and are not included in the pro forma statements below.

	For The Year Ended December 31,
	2017	2016
	(In thousands, except share data)

Net interest income (a)	$122,739	$108,519
Net income (a)	$43,435	$36,336

Weighted average shares outstanding:
Basic (b)	20,724,990	18,917,650
Diluted (b)	20,957,846	19,189,768

Earnings per common share:
Basic	$2.10	$1.92
Diluted	$2.07	$1.89

(a)	Supplemental pro forma net income includes the impact of certain fair value adjustments. Supplemental pro forma net income does not include assumptions on cost saves or impact of merger related expenses.

(b)	Weighted average shares outstanding include the full effect of the common stock issued in connection with the acquisitions as of the earliest reporting date.

The Company may have refined its valuations of acquired First South and Greer assets and liabilities for up to one year following the merger date. As of December 31, 2018, there have been no measurement period adjustments recognized during the reporting period.

NOTE 3 - CORE DEPOSIT INTANGIBLES

In connection with business combinations, the Company records core deposit intangibles, representing the value of the acquired core deposit base. As of December 31, 2018 and 2017, core deposit intangible was $16.5 million and $19.6 million, respectively. The estimated future amortization is subject to change to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful life of the core deposit intangibles.

Amortization expense (in thousands) for core deposit intangible is expected to be as follows.

Year 1	$2,910
Year 2	2,682
Year 3	2,432
Year 4	2,200
Year 5	1,971
Thereafter	4,267
Total	$16,462

Amortization expense of $3.1 million, $1.0 million and $0.4 million related to the core deposit intangible was recognized in 2018, 2017 and 2016 respectively.

NOTE 4 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available-for-sale at December 31, 2018 and 2017 follows:

	At December 31,
	2018				2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available-for-sale:	(In thousands)
Municipal securities	$212,215	2,768	(1,269)	213,714	240,904	6,790	(344)	247,350
US government agencies	24,772	505	—	25,277	11,983	34	(9)	12,008
Collateralized loan obligations	231,172	119	(592)	230,699	128,080	581	(18)	128,643
Corporate securities	6,915	69	(24)	6,960	6,891	115	—	7,006
Mortgage-backed securities:
Agency	199,518	427	(2,425)	197,520	243,075	1,234	(714)	243,595
Non-agency	158,803	423	(1,695)	157,531	94,834	551	(260)	95,125
Total mortgage-backed securities	358,321	850	(4,120)	355,051	337,909	1,785	(974)	338,720
Trust preferred securities	11,066	1,713	(1,679)	11,100	11,208	1,132	(2,828)	9,512
Total	$844,461	6,024	(7,684)	842,801	736,975	10,437	(4,173)	743,239

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2018 follows:

	2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Five years or less	$7,566	7,635
Six to ten years	123,883	124,586
After ten years	713,012	710,580
Total	$844,461	842,801

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Years
	Ended December 31,
	2018	2017
	(In thousands)
Proceeds	$135,681	173,727

Realized gains	494	1,519
Realized losses	(2,440)	(586)
Total investment securities (loss) gain, net	$(1,946)	933

At December 31, 2018, the Company had pledged securities with a market value of $84.3 million as collateral for Federal Home Loan Bank (“FHLB”) advances. At December 31, 2017, the Company has no securities pledged for FHLB advances.

At December 31, 2018, the Company has pledged $165.5 million of securities to secure public agency funds. At December 31, 2017, the Company has pledged securities with a market value of $178.2 million to secure public agency funds.

The following tables summarize gross unrealized losses on investment securities and the fair market value of the related securities at December 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At December 31, 2018
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$12,395	12,331	(64)	55,189	53,984	(1,205)	67,584	66,315	(1,269)
US government agencies	—	—	—	—	—	—	—	—	—
Collateralized loan obligations	146,913	146,344	(569)	5,000	4,977	(23)	151,913	151,321	(592)
Corporate securities	2,980	2,956	(24)	—	—	—	2,980	2,956	(24)
Mortgage-backed securities:
Agency	14,615	14,450	(165)	120,325	118,065	(2,260)	134,940	132,515	(2,425)
Non-agency	71,376	70,709	(667)	43,138	42,110	(1,028)	114,514	112,819	(1,695)
Total mortgage-backed securities	85,991	85,159	(832)	163,463	160,175	(3,288)	249,454	245,334	(4,120)
Trust preferred securities	—	—	—	8,214	6,535	(1,679)	8,214	6,535	(1,679)
Total	$248,279	246,790	(1,489)	231,866	225,671	(6,195)	480,145	472,461	(7,684)

	At December 31, 2017
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$23,849	23,631	(218)	3,606	3,480	(126)	27,455	27,111	(344)
US government agencies	1,681	1,672	(9)	—	—	—	1,681	1,672	(9)
Collateralized loan obligations	23,000	22,982	(18)	—	—	—	23,000	22,982	(18)
Corporate securities	—	—	—	—	—	—	—	—	—
Mortgage-backed securities:
Agency	107,501	107,011	(490)	17,484	17,260	(224)	124,985	124,271	(714)
Non-agency	21,874	21,704	(170)	9,889	9,799	(90)	31,763	31,503	(260)
Total mortgage-backed securities	129,375	128,715	(660)	27,373	27,059	(314)	156,748	155,774	(974)
Trust preferred securities	—	—	—	8,516	5,688	(2,828)	8,516	5,688	(2,828)
Total	$177,905	177,000	(905)	39,495	36,227	(3,268)	217,400	213,227	(4,173)

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

At December 31, 2018 and December 31, 2017, the Company had 214 and 135, respectively, of individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows testing as needed, and determined that no OTTI expense was necessary during 2018 or 2017.

At December 31, 2017 and 2016, the Company had 135 and 81, respectively, of individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments in US government-sponsored agencies, municipal securities, mortgage-backed securities (agency and non-agency), and trust preferred securities summarized above were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows as needed, and determined that no OTTI expense was necessary during 2017 or 2016.

As of December 31, 2017, trust preferred securities had an amortized cost of $11.2 million and a fair value of $9.5 million. For each trust preferred security, impairment testing was performed on a quarterly basis using a detailed cash flow analysis.

As noted above, management believes that there are no additional securities other-than-temporarily impaired at December 31, 2018 or 2017. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

The following table presents detail of non-marketable investments at December 31, 2018 and 2017.

	At December 31,
	2018	2017
	(In thousands)
Community Reinvestment Act fund	$2,334	2,330
Investment in Statutory Business Trusts	1,116	1,116
Total other investments	3,450	3,446

Federal Home Loan Bank stock	21,696	19,065
Total non-marketable investments	$25,146	22,511

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

The derivative positions of the Company at December 31, 2018 and December 31, 2017 are as follows:

	At December 31,
	2018		2017
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
		(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$1,232	45,000	644	45,000
Non-hedging derivatives:
Interest rate swaps	1,198	50,000	964	50,000
Mortgage loan interest rate lock commitments	1,199	76,571	890	98,584
Mortgage loan forward sales commitments	403	13,241	305	23,401
Total derivative assets	$4,032	184,812	2,803	216,985

Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	$937	50,000	95	5,000
Mortgage-backed securities forward sales commitments	295	52,000	61	75,000
Total derivative liabilities	$1,232	102,000	156	80,000

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

NOTE 6 - LOANS RECEIVABLE, NET

We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans, commercial leases, and consumer loans. Our customers are generally individuals and small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. We have focused our lending activities primarily on the professional market, including small business to medium-sized owners and commercial real estate developers.

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

The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company purchases nationally syndicated commercial and industrial loans. These loans typically have terms of seven years and are generally tied to a floating rate index such as LIBOR or prime. To effectively manage this line of business, the Company has an experienced senior lending executive who leads a team with relevant experience to manage this area of this segment of the loan portfolio. In addition, the Company engaged a consulting firm that specializes in syndicated loans to assist in monitoring performance analytics. As of December 31, 2018 and December 31, 2017, there were approximately $99.8 million and $75.0 million in broadly syndicated loans outstanding. Syndicated loans are grouped within commercial business loans below. The Bank began originating leases, primarily on equipment utilized for business purposes, as a result of the First South acquisition. Lease terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease. Most leases provide 100% of the cost of the equipment and are secured by the leased equipment. The Company requires the leased equipment to be insured and that we be listed as a loss payee and named as an additional insured on the insurance policy. We manage credit risk associated with our lease financing loan class based upon the dollar amount of the lease and the level of credit risk. We follow a formal review process that entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance. As of December 31, 2018 and December 31, 2017, there were approximately $23.1 million and $24.0 million in lease receivables outstanding. Lease receivables are grouped within commercial business loans below.

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

Loans receivable, net at December 31, 2018 and 2017 are summarized by category as follows:

	At December 31,		At December 31,
	2018		2017
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$732,717	29.03%	665,774	28.70%
Home equity	83,770	3.32%	90,141	3.89%
Commercial real estate	1,034,117	40.96%	933,820	40.26%
Construction and development	290,494	11.51%	294,793	12.71%
Consumer loans	23,845	0.94%	19,990	0.86%
Commercial business loans	359,393	14.24%	315,010	13.58%
Total gross loans receivable	2,524,336	100.00%	2,319,528	100.00%
Less:
Allowance for loan losses	14,463		11,478
Total loans receivable, net	$2,509,873		2,308,050

Loans receivable, net at December 31, 2018 and 2017 for purchased non-credit impaired loans and nonacquired loans are summarized by category as follows:

	At December 31,		At December 31,
	2018		2017
Purchased Non-Credit Impaired Loans		% of Total		% of Total
(ASC 310-20) and Nonpurchased Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$723,641	29.24%	654,597	29.21%
Home equity	83,717	3.38%	89,961	4.01%
Commercial real estate	1,004,420	40.59%	891,469	39.77%
Construction and development	287,673	11.63%	287,437	12.83%
Consumer loans	23,792	0.96%	19,895	0.89%
Commercial business loans	351,194	14.20%	297,754	13.29%
Total gross loans receivable	2,474,437	100.00%	2,241,113	100.00%
Less:
Allowance for loan losses	14,463		11,478
Total loans receivable, net	$2,459,974		2,229,635

Loans receivable, net at December 31, 2018 and 2017 for purchased credit impaired loans are summarized by category as follows:

	At December 31,		At December 31,
	2018		2017
Purchased Credit Impaired		% of Total		% of Total
Loans (ASC 310-30):	Amount	Loans	Amount	Loans
	(Dollars in thousands)		(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$9,077	18.19%	11,177	14.25%
Home equity	53	0.11%	180	0.23%
Commercial real estate	29,696	59.51%	42,351	54.01%
Construction and development	2,821	5.65%	7,356	9.38%
Consumer loans	53	0.11%	95	0.12%
Commercial business loans	8,199	16.43%	17,256	22.01%
Total gross loans receivable	49,899	100.00%	78,415	100.00%
Less:
Allowance for loan losses	—		—
Total loans receivable, net	$49,899		78,415

Included in the loan totals, net of purchase discount, were $686.4 million and $952.2 million in loans acquired through acquisitions at December 31, 2018 and December 31, 2017, respectively. At December 31, 2018 and December 31, 2017, the purchase discount on purchased non-credit impaired loans was $10.9 million and $17.7 million, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

At December 31, 2018, the outstanding balance and recorded investment of PCI loans was $63.7 million and $49.9 million, respectively. At December 31, 2017, the outstanding balance and recorded investment of PCI loans was $93.8 million and $78.4 million, respectively,

The table below presents changes in the value of PCI loans for the year ended December 31, 2018 and 2017.

	At December 31,
	2018	2017
	(In thousands)

Balance at beginning of period	$78,415	—
Fair value of acquired loans	—	86,732
Net reductions for payments, foreclosures, and accretion	(28,516)	(8,317)
Balance at end of period, net of allowance for loan losses on PCI loans	$49,899	78,415

The table below presents changes in the value of the accretable yield for PCI loans for the year ended December 31, 2018.

	At December 31,
	2018	2017
	(In thousands)

Accretable yield, beginning of period	$12,536	—
Additions	—	14,472
Accretion	(6,092)	(1,936)
Reclassification from nonaccretable balance, net(a)	8,147	—
Other changes, net(b)	5,317	—
Accretable yield, end of period	$19,908	12,536

(a)	Reclassifications from the nonaccretable balance in the year ended December 31, 2018 were driven by improvement in credit quality, primarily delinquencies.
(b)	Other changes, net for the year ended December 31, 2018 include the impact of changes in expectations of cash flows, which may vary from period to period due to the impact of modifications and changes to prepayment assumptions, as well as the impact of changes in interest rates on variable rate loans.

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At December 31,
	2018		2017
		(Dollars in thousands)

Variable rate loans	$942,348	37.33%	807,748	34.82%
Fixed rate loans	1,581,988	62.67%	1,511,780	65.18%
Total gross loans outstanding	$2,524,336	100.00%	2,319,528	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	At December 31, 2018
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2018	$2,719	168	3,986	1,201	79	2,840	485	11,478
Provision for loan losses	905	59	1,120	(320)	488	(70)	(123)	2,059
Charge-offs	(226)	(31)	(86)	(24)	(308)	(197)	—	(872)
Recoveries	142	7	77	1,112	93	367	—	1,798
Balance at December 31, 2018	$3,540	203	5,097	1,969	352	2,940	362	14,463

	At December 31, 2017
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
				(In thousands)
Balance at January 1, 2017	$2,636	197	3,344	1,132	80	2,805	494	10,688
Provision for loan losses	332	(32)	611	(12)	(27)	(84)	(9)	779
Charge-offs	(253)	—	—	—	(19)	—	—	(272)
Recoveries	4	3	31	81	45	119	—	283
Balance at December 31, 2017	$2,719	168	3,986	1,201	79	2,840	485	11,478

	At December 31, 2016
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	Development	Consumer	business	Unallocated	Total
				(In thousands)
Balance at January 1, 2016	$2,903	151	3,402	1,138	27	2,100	420	10,141
Provision for loan losses	(647)	46	(58)	(82)	82	585	74	—
Charge-offs	(84)	—	—	—	(53)	(127)	—	(264)
Recoveries	464	—	—	76	24	247	—	811
Balance at December 31, 2016	$2,636	197	3,344	1,132	80	2,805	494	10,688
101

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
				(In thousands)
At December 31, 2018:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$176	—	145	515	—	24	—	860
Collectively evaluated for impairment	3,364	203	4,952	1,454	352	2,916	362	13,603
	$3,540	203	5,097	1,969	352	2,940	362	14,463

Loans receivable ending balances:
Individually evaluated for impairment	$4,687	249	5,105	1,866	31	2,853	—	14,791
Collectively evaluated for impairment	718,953	83,468	999,316	285,807	23,761	348,341	—	2,459,646
Purchased Credit-Impaired Loans	9,077	53	29,696	2,821	53	8,199	—	49,899
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	—	2,524,336

At December 31, 2017:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$64	29	—	—	—	16	—	109
Collectively evaluated for impairment	2,655	139	3,986	1,201	79	2,824	485	11,369
	$2,719	168	3,986	1,201	79	2,840	485	11,478

Loans receivable ending balances:
Individually evaluated for impairment	$3,435	108	4,811	318	26	285	—	8,983
Collectively evaluated for impairment	651,162	89,853	886,658	287,119	19,869	297,469	—	2,232,130
Purchased Credit-Impaired Loans	11,177	180	42,351	7,356	95	17,256		78,415

Total loans receivable	665,774	90,141	933,820	294,793	19,990	315,010	—	2,319,528

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of December 31, 2018 and December 31, 2017. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At and for the Year Ended December 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,083	3,241	—	1,904	46
Home equity	249	249	—	97	6
Commercial real estate	2,679	2,694	—	2,049	59
Construction and development	323	323	—	274	19
Consumer loans	31	31	—	24	1
Commercial business loans	2,697	2,698	—	983	152
	9,062	9,236	—	5,331	283

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,604	1,665	176	1,261	43
Home equity	—	—	—	—	—
Commercial real estate	2,426	2,426	145	1,773	98
Construction and development	1,543	1,543	515	1,241	—
Consumer loans	—	—	—	—	—
Commercial business loans	156	156	24	161	9
	5,729	5,790	860	4,436	150

Total:
Loans secured by real estate:
One-to-four family	4,687	4,906	176	3,165	89
Home equity	249	249	—	97	6
Commercial real estate	5,105	5,120	145	3,822	157
Construction and development	1,866	1,866	515	1,515	19
Consumer loans	31	31	—	24	1
Commercial business loans	2,853	2,854	24	1,144	162
	$14,791	15,026	860	9,767	434

	At and for the Year Ended December 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,725	2,846	—	2,134	80
Home equity	—	—	—	—	—
Commercial real estate	3,370	3,370	—	3,355	111
Construction and development	318	318	—	202	17
Consumer loans	26	26	—	18	1
Commercial business loans	113	114	—	41	4
	6,552	6,674	—	5,750	213

With an allowance recorded:
Loans secured by real estate:
One-to-four family	710	710	64	650	22
Home equity	108	108	29	108	—
Commercial real estate	1,441	1,441	—	1,466	82
Construction and development	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial business loans	172	172	16	188	10
	2,431	2,431	109	2,412	114

Total:
Loans secured by real estate:
One-to-four family	3,435	3,556	64	2,784	102
Home equity	108	108	29	108	—
Commercial real estate	4,811	4,811	—	4,821	193
Construction and development	318	318	—	202	17
Consumer loans	26	26	—	18	1
Commercial business loans	285	286	16	229	14
	$8,983	9,105	109	8,162	327

	At and for the Year Ended December 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$4,125	4,366	—	2,241	100
Home equity	—	—	—	—	—
Commercial real estate	4,011	4,011	—	3,896	217
Construction and development	507	507	—	496	1
Consumer loans	24	24	—	18	2
Commercial business loans	258	258	—	292	9
	8,925	9,166	—	6,943	329

With an allowance recorded:
Loans secured by real estate:
One-to-four family	543	543	27	553	19
Home equity	108	108	29	41	2
Commercial real estate	1,236	1,236	92	1,266	—
Construction and development	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial business loans	9	9	9	9	—
	1,896	1,896	157	1,869	21

Total:
Loans secured by real estate:
One-to-four family	4,668	4,909	27	2,794	119
Home equity	108	108	29	41	2
Commercial real estate	5,247	5,247	92	5,162	217
Construction and development	507	507	—	496	1
Consumer loans	24	24	—	18	2
Commercial business loans	267	267	9	301	9
	$10,821	11,062	157	8,812	350

The Company was not committed to advance additional funds in connection with impaired loans as of December 31, 2018, 2017 or 2016.

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of December 31, 2018 and 2017.

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$503	723	1,780	180	296	793	4,275
60-89 days past due	1,677	213	120	588	31	632	3,261
90 days or more past due	4,133	373	3,054	105	117	602	8,384
Total past due	6,313	1,309	4,954	873	444	2,027	15,920
Current	726,404	82,461	1,029,163	289,621	23,401	357,366	2,508,416
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

	At December 31, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$378	720	1,037	172	296	793	3,396
60-89 days past due	1,313	213	120	559	31	632	2,868
90 days or more past due	3,686	373	2,895	106	117	602	7,779
Total past due	5,377	1,306	4,052	837	444	2,027	14,043
Current	718,264	82,411	1,000,368	286,836	23,348	349,167	2,460,394
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437
106

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$126	3	743	7	—	—	879
60-89 days past due	364	—	—	30	—	—	394
90 days or more past due	447	—	158	—	—	—	605
Total past due	937	3	901	37	—	—	1,878
Current	8,140	50	28,795	2,784	53	8,199	48,021
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$8,139	1,350	1,358	2,328	108	366	13,649
60-89 days past due	1,025	109	421	—	129	185	1,869
90 days or more past due	2,580	117	689	2,482	21	59	5,948
Total past due	11,744	1,576	2,468	4,810	258	610	21,466
Current	654,030	88,565	931,352	289,983	19,732	314,400	2,298,062
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

	At December 31, 2017
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$7,874	1,319	1,112	2,315	108	366	13,094
60-89 days past due	1,000	109	421	—	129	185	1,844
90 days or more past due	1,894	108	689	1,297	21	59	4,068
Total past due	10,768	1,536	2,222	3,612	258	610	19,006
Current	643,829	88,425	889,247	283,825	19,637	297,144	2,222,107
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$265	31	246	13	—	—	555
60-89 days past due	25	—	—	—	—	—	25
90 days or more past due	686	9	—	1,185	—	—	1,880
Total past due	976	40	246	1,198	—	—	2,460
Current	10,201	140	42,105	6,158	95	17,256	75,955
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415

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

The following is a schedule of non-PCI loans receivable, by portfolio segment, on nonaccrual at December 31, 2018 and 2017.

	At December 31,
	2018	2017
Loans secured by real estate:	(In thousands)
One-to-four family	$4,471	1,927
Home equity	454	108
Commercial real estate	3,663	1,540
Construction and development	1,675	51
Consumer loans	107	22
Commercial business loans	1,351	313
	$11,721	3,961

There was one non-PCI loan past due 90 days and still accruing for $20,000 at December 31, 2018 and no non-PCI loans past due 90 days or more and still accruing at December 31, 2017.

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of December 31, 2018 and 2017.

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
			(In thousands)
Internal Risk Rating Grades:
Pass	$727,921	83,382	1,016,064	287,559	23,613	353,742	2,492,281
Special Mention	417	—	9,914	534	103	2,166	13,134
Substandard	4,379	388	8,139	2,401	129	3,485	18,921
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

Performing	$727,799	83,316	1,030,296	288,819	23,718	358,042	2,511,990
Nonperforming:
90 days past due still accruing	447	—	158	—	20	—	625
Nonaccrual	4,471	454	3,663	1,675	107	1,351	11,721
Total nonperforming	4,918	454	3,821	1,675	127	1,351	12,346
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

	At December 31, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
			(In thousands)
Internal Risk Rating Grades:
Pass	$720,177	83,336	995,319	285,927	23,571	346,487	2,454,817
Special Mention	—	—	5,524	71	103	1,378	7,076
Substandard	3,464	381	3,577	1,675	118	3,329	12,544
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

Performing	$719,170	83,263	1,000,757	285,998	23,665	349,843	2,462,696
Nonperforming:
90 days past due still accruing	—	—	—	—	20	—	20
Nonaccrual	4,471	454	3,663	1,675	107	1,351	11,721
Total nonperforming	4,471	454	3,663	1,675	127	1,351	11,741
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$7,745	45	20,745	1,632	42	7,255	37,464
Special Mention	418	—	4,390	463	—	787	6,058
Substandard	914	8	4,561	726	11	157	6,377
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899

Performing	$8,630	53	29,538	2,821	53	8,199	49,294
Nonperforming:
90 days past due still accruing	447	—	158	—	—	—	605
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	447	—	158	—	—	—	605
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899
110

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$658,031	89,919	898,328	287,491	19,817	296,038	2,249,624
Special Mention	4,086	30	28,670	4,201	35	12,339	49,361
Substandard	3,657	192	6,822	3,101	138	6,633	20,543
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

Performing	$663,161	90,024	932,280	293,557	19,968	314,697	2,313,687
Nonperforming:
90 days past due still accruing	686	9	—	1,185	—	—	1,880
Nonaccrual	1,927	108	1,540	51	22	313	3,961
Total nonperforming	2,613	117	1,540	1,236	22	313	5,841
Total loans receivable	$665,774	90,141	933,820	294,793	19,990	315,010	2,319,528

	At December 31, 2017
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$652,508	89,853	887,458	286,857	19,785	295,470	2,231,931
Special Mention	—	—	2,526	79	—	2,067	4,672
Substandard	2,089	108	1,485	501	110	217	4,510
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113

Performing	$652,670	89,853	889,929	287,386	19,873	297,441	2,237,152
Nonperforming:
90 days past due still accruing	—	—	—	—	—	—	—
Nonaccrual	1,927	108	1,540	51	22	313	3,961
Total nonperforming	1,927	108	1,540	51	22	313	3,961
Total loans receivable	$654,597	89,961	891,469	287,437	19,895	297,754	2,241,113
111

	At December 31, 2017
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$5,523	66	10,870	634	32	568	17,693
Special Mention	4,086	30	26,144	4,122	35	10,272	44,689
Substandard	1,568	84	5,337	2,600	28	6,416	16,033
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415

Performing	$10,491	171	42,351	6,171	95	17,256	76,535
Nonperforming:
90 days past due still accruing	686	9	—	1,185	—	—	1,880
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	686	9	—	1,185	—	—	1,880
Total loans receivable	$11,177	180	42,351	7,356	95	17,256	78,415

Activity in loans to officers, directors and other related parties for the years ended December 31, 2018 and 2017 is summarized as follows:

	At December 31,
	2018	2017
	(In thousands)

Balance at beginning of year	$12,902	14,034
New loans	16,363	11,066
Repayments	(11,574)	(12,198)
Balance at end of year	$17,691	12,902

In management’s opinion, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated person and generally do not involve more than the normal risk of collectability.

Loans serviced for the benefit of others under loan participation arrangements amounted to $37.1 million and $41.1 million at December 31, 2018 and 2017, respectively.

Troubled Debt Restructurings

At December 31, 2018, there were $6.4 million in loans designated as troubled debt restructurings of which $3.3 million were accruing. At December 31, 2017, there were $6.5 million in loans designated as troubled debt restructurings of which $5.3 million were accruing.

There was one commercial real estate loan and one construction and development loan designated as a troubled debt restructuring during the year ended December 31, 2018. All loans were designated as a troubled debt restructuring due to an interest rate change. The pre-modification and post-modification recorded investment were $1.7 million. There were two commercial real estate and one residential real estate loans designated as a troubled debt restructuring during the year ended December 31, 2017. All loans were designated as a troubled debt restructuring due to a change in payment structure. The pre-modification and post-modification recorded investment were $0.8 million.

No loans previously restructured in the twelve months prior to December 31, 2018 and 2017 went into default during the period ended December 31, 2018 and 2017.

NOTE 7 - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, 2018 and 2017 consists of the following:

	At December 31,
	2018	2017
	(In thousands)
Land	$15,093	15,093
Buildings	34,213	34,217
Furniture, fixtures and equipment	29,674	24,490
Construction in process	638	2,216
Total premises and equipment	79,618	76,016
Less: accumulated depreciation	(18,752)	(14,609)
Premises and equipment, net	$60,866	61,407

Depreciation expense included in operating expenses for the years ended December 31, 2018, 2017, and 2016 amounted to $4.2 million, $2.8 million and $2.0 million, respectively. There was no interest capitalized during fiscal year 2018 or 2017.

NOTE 8 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in real estate acquired through foreclosure for the periods ended December 31, 2018 and December 31, 2017:

	At December 31,
	2018	2017
	(In thousands)
Balance at beginning of year	$3,106	1,179
Additions	285	2,554
Sales	(1,731)	(627)
Write downs	(126)	—
Balance at end of year	$1,534	3,106

A summary of the composition of real estate acquired through foreclosure follows:

	At December 31,
	2018	2017
	(In thousands)
Real estate loans:
One-to-four family	$204	709
Construction and development	1,330	2,397
	$1,534	3,106

As of December 31, 2018, the Company had approximately $4.5 million of loans in the process of foreclosure.

NOTE 9 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The value of mortgage servicing rights (“MSRs”) is included on the Company’s Consolidated Balance Sheets. The unpaid principal balances of loans serviced for others were $4.0 billion and $2.9 billion, respectively, at December 31, 2018 and 2017.

The economic estimated fair values of mortgage servicing rights were $40.9 million and $26.3 million, respectively, at December 31, 2018 and 2017.

The estimated fair value of servicing rights at December 31, 2018 was determined using a net servicing fee of 0.25%, weighted average discount rates ranging from 12.0% to 13.0%, weighted average constant prepayment rates (“CPR”) ranging from 6.44% to 7.08%, depending upon the stratification of the specific servicing right, and a weighted average delinquency rate of 2.34% as determined by a third party. The estimated fair value of servicing rights at December 31, 2017 was determined using a net servicing fee of 0.25%, weighted average discount rates ranging from 11.50% to 13.12%, weighted average constant prepayment rates (“CPR”) ranging from 8.11% to 9.46%, depending upon the stratification of the specific servicing right, and a weighted average delinquency rate of 2.43% as determined by a third party.

The following summarizes the activity in mortgage servicing rights, along with the aggregate activity in the related valuation allowances, for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
M SR beginning balance	$21,003	15,032
Amount capitalized	6,283	6,061
Amount acquired	9,853	2,876
Amount amortized	(4,206)	(2,966)
M SR ending balance	$32,933	21,003

There was no allowance for loss in fair value in mortgage servicing rights for the years ended December 31, 2018 and 2017.

Estimated amortization expense is presented below for the following subsequent years ended (in thousands):

Year 1	$5,624
Year 2	5,428
Year 3	5,333
Year 4	5,165
Year 5	4,620
After Year 5	6,763
Total	$32,933

The estimated amortization expense is based on current information regarding future loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

At December 31, 2018 and 2017, servicing related impound funds of approximately $41.5 million, and $34.1 million, respectively, representing both principal and interest due investors and escrows received from borrowers, are on deposit in custodial accounts and are included in noninterest-bearing deposits in the accompanying financial statements.

At December 31, 2018 and 2017, the Company had a blanket bond coverage of $10 million and an errors and omissions coverage of $10 million.

NOTE 10 - DEPOSITS

Deposits outstanding by type of account at December 31, 2018 and 2017 are summarized as follows:

	At December 31,
	2018	2017
	(In thousands)
Noninterest-bearing demand accounts	$547,022	525,615
Interest-bearing demand accounts	566,527	551,308
Savings accounts	192,322	213,142
Money market accounts	431,246	452,734
Certificates of deposit:
Less than $250,000	875,749	755,887
$250,000 or more	105,327	106,243
Total certificates of deposit	981,076	862,130
Total deposits	$2,718,193	2,604,929

The aggregate amount of brokered certificates of deposit was $174.1 million and $99.2 million at December 31, 2018 and 2017, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $39.4 million and $39.1 million at December 31, 2018 and 2017, respectively.

The amounts and scheduled maturities of certificates of deposit at December 31, 2018 and 2017 are as follows:

	At December 31,
	2018	2017
	(In thousands)
Maturing within one year	$684,031	493,525
Maturing one through three years	254,180	305,457
Maturing after three years	42,865	63,148
	$981,076	862,130

NOTE 11 – SHORT-TERM BORROWED FUNDS

Short-term borrowed funds at December 31, 2018 and 2017 are summarized as follows:

	At December 31,
	2018		2017
		Stated		Stated
	Balance	Interest Rate	Balance	Interest Rate
	(Dollars in thousands)
Short-term FHLB advances	$405,500	1.05%-2.78%	340,500	0.87%-2.71%
Total short-term borrowed funds	$405,500		340,500

Lines of credit with the FHLB are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements.

At December 31, 2018 the Company had FHLB advances of $432.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $305.1 million. At December 31, 2017, the Company had total FHLB advances of $380.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $328.6 million. No securities were pledged for these advances at December 31, 2017.

Lines of credit with the Federal Reserve Bank of Richmond (“FRB”) are based on collateral pledged. At December 31, 2018, the Company had lines available with the FRB for $226.3 million based on loans pledged to FRB. The Company has pledged approximately $378.8 million of certain non-mortgage commercial, acquisition and development, and lot loan portfolios under blanket lien agreements to the FRB as of December 31, 2018. At December 31, 2017, the Company had lines available with the FRB for $199.4 million. The Company has pledged approximately $334.5 million of certain non-mortgage commercial acquisition and development, and lot loan portfolios such as blanket lien agreement to the FRB as of December 31, 2017. At December 31, 2018 and 2017, the Company had no FRB advances outstanding.

NOTE 12 – LONG-TERM DEBT

Long-term debt at December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018
		Stated
	Balance	Interest Rate
	(Dollars in thousands)
Long-term FHLB advances, due through 2020	$27,000	1.72%-2.60%
Subordinated debentures, due 2032 through 2037	32,436	4.25%-5.75%
Total long-term debt	$59,436

	December 31, 2017
		Stated
	Balance	Interest Rate
	(Dollars in thousands)
Long-term FHLB advances, due 2018 through 2019	$40,000	1.05%-1.98%
Subordinated debentures, due 2032 through 2037	32,259	3.11%-4.75%
Total long-term debt	$72,259

The following table presents the scheduled repayments of long-term debt as of December 31, 2018.

2019	$—
2020	27,000
2021	—
2022	—
2023	—
Thereafter	32,436
Total	$59,436

As of December 31, 2018, there were no principal amounts callable by the FHLB on advances.

At December 31, 2018, statutory business trusts (“Trusts”) created by the Company or acquired had outstanding trust preferred securities with an aggregate par value of $36.0 million, with a fair value of $34.9 million. The trust preferred securities have stated floating interest rates ranging from 4.25% to 5.75% at December 31, 2018 and maturities ranging from December 31, 2032 to January 30, 2037. The principal assets of the Trusts are $37.1 million of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $1.1 million of common securities to the Company.

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

NOTE 13 - INCOME TAXES

The 2017 Tax and Cuts Jobs Act (“2017 Tax Act”) was signed into law by the President on December 22, 2017. The 2017 Tax Act reduced the corporate Federal tax rate from 35% to 21% effective January 1, 2018. Income tax expense for 2017 includes a revaluation of net deferred tax assets in the amount of $239,000, recorded as a result of the enactment of the 2017 Tax Act.

Income tax expense for the years ended December 31, 2018 and 2017 consists of the following:

	For the Years
	Ended December 31,
	2018	2017	2016
Current income tax expense		(In thousands)
Federal	$12,114	3,764	6,312
State	2,185	971	736
	14,299	4,735	7,048
Deferred income tax expense (benefit)
Federal	(1,219)	7,792	770
State	(311)	195	30
Deferred tax revaluation related to the 2017 Tax Act	—	239	—
	(1,530)	8,226	800
Total income tax expense	$12,769	12,961	7,848

A reconciliation from expected Federal tax expense to actual income tax expense for the years ended December 31, 2018 and 2017 using the base federal tax rates of 21% and 35%, respectively follows:

	For the Years
	Ended December 31,
	2018	2017	2016
	(In thousands)
Computed federal income taxes	$13,112	14,534	8,896
State income tax, net of federal benefit	1,674	758	424
Tax exempt interest	(1,378)	(1,667)	(778)
Stock based compensation	(331)	(1,514)	(471)
Deferred tax revaluation related to the 2017 Tax Act	—	239	—
Other, net	(308)	611	(223)
Total income tax expense	$12,769	12,961	7,848

The FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company early adopted the new guidance in the second quarter of 2016. A tax benefit of $0.3 million, $1.5 million and $0.5 million was recorded during the years ended December 31, 2018, 2017 and 2016 as a result of share awards vesting/exercised.

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2018 and 2017:

	At December 31,
	2018	2017
Deferred tax assets:	(In thousands)
Loan loss reserve	$8,808	10,251
Unrealized loss on available-for-sale securities	109	—
Net operating loss and credit carryforwards	2,943	3,975
Stock based compensation	808	483
Other	823	915
	13,491	15,624
Valuation allowance	(618)	(958)
Total gross deferred tax assets	12,873	14,666
Deferred tax liabilities:
Depreciation	(3,393)	(2,905)
Core deposit intangible	(2,932)	(3,591)
Goodwill	(240)	(181)
Transaction costs	—	(2,411)
Unrealized gain on securities available-for-sale	—	(1,551)
Unrealized gain on interest rate swap	—	(146)
Other	(522)	(1,445)
Total gross deferred tax liabilities	(7,087)	(12,230)
Deferred tax assets, net	$5,786	2,436

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

A portion of the annual change in the net deferred income tax asset relates to unrealized gains and losses on debt and equity securities and interest rate swaps. The deferred income tax benefit related to the unrealized gains and losses on debt and equity securities and interest rate swaps of $1.8 million and deferred income tax expense of $3.4 million for the years ended December 31, 2018 and 2017, respectively, was recorded directly to stockholders’ equity as a component of accumulated other comprehensive income. A portion of the change in the 2017 deferred tax balance related to the tax rate change that occurred as a result of the Tax Cuts and Jobs Act of 2017. The Company recorded a deferred tax expense related to the new tax law of $0.8 million during 2017. The balance of the change in the net deferred tax asset of $1.5 million of deferred tax benefit and $7.7 million of deferred tax expense for the years ended December 31, 2018 and 2017 are reflected in the Consolidated Statement of Operations. The valuation allowances relate to state net operating loss and tax credit carry-forwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. Tax returns for 2015 and subsequent years are subject to examination by taxing authorities. The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC Topic 740.

The Company has federal net operating losses of $2.5 million and $2.9 million at December 31, 2018 and 2017, respectively. These net operating losses expire at various times beginning in the year of 2028. The Company has state net operating losses of $10.4 million and $16.8 million at December 31, 2018 and 2017, respectively. These net operating losses expire at various times beginning in the year 2028. The Company has AMT credits of $1.4 million and $2.1 million at December 31, 2018 and 2017, respectively. As a result of the First South Bancorp, Inc. and Greer Bancshares, Inc. ownership changes in 2017 and the Congaree Bancshares, Inc. ownership change in 2016, Section 382 of the Internal Revenue Code places an annual limitation on the amount of federal net operating loss carry-forwards and credit carry-forwards which the Company may utilize. The Company expects all Section 382 limited carry-forwards to be realized within the applicable carryforward period.

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

Future minimum lease payments (in thousands), by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms in excess of one year are as follows:

Year 1	$2,537
Year 2	2,332
Year 3	1,950
Year 4	1,868
Year 5	1,738
After Year 5	14,165
Total	$24,590

The Company’s rental expense for its office facilities for the years ended December 31, 2018, 2017, and 2016 totaled $2.4 million, $1.4 million and $1.1 million, respectively.

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

The Company has adopted a 2013 Equity Incentive Plan under which an aggregate of 1,200,000 shares of common stock have been reserved for issuance by the Company. The plan provides for the grant of stock options, restricted stock and restricted stock unit awards to our officers, employees, directors, advisors, and consultants. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of the grant. The vesting period for both option grants, restricted stock grants, and restricted stock units will vary based on the timing of the grant. Awards that expire without issuance, forfeitures, shares used as partial payment to the Company for the purchase price of the award, or an award settled in cash, including for payroll taxes, are added back to the shares available to be awarded under the Plan. As of December 31, 2018 a total of 264,771 shares were remaining in the plan to be issued.

In connection with the merger of First South, the Company assumed the obligations of First South under the First South Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) and the First South Bancorp, Inc. 1997 Stock Option Plan (the “1997 Plan”). At December 31, 2018, the 2008 Plan had 36,461 stock options outstanding and there are no stock options outstanding for the 1997 Plan. There are no additional shares available to be awarded under the 2008 Plan or the 1997 Plan. All options under the 2008 Plan and 1997 Plan were fully vested at the time of the merger.

The expense recognition of employee stock option, restricted stock awards, and restricted stock units resulted in net expense of approximately $2.7 million, $1.7 million, and $1.3 million during the twelve months ended December 31, 2018, 2017 and 2016, respectively.

Information regarding the 2018 grants as well as other relevant disclosure related to the share-based compensation plans of the Company is presented below.

Stock Options

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock splits.

	At and For the Years Ended December 31,
	2018		2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	312,382	$12.01	238,180	$8.69
Granted	1,000	40.91	22,990	30.90
Acquired in a merger	—	—	56,337	20.73
Exercised	(7,596)	18.71	(600)	16.19
Forfeited or expired	(8,355)	40.79	(4,525)	41.26
Outstanding at end of year	297,431	$11.12	312,382	$12.01

Options exercisable at end of year	263,114	$9.48	236,911	$9.55

The aggregate intrinsic value of 297,431 and 312,382 stock options outstanding at December 31, 2018 and 2017 was $5.5 million and $7.9 million, respectively. The aggregate intrinsic value of 263,116 and 236,911 stock options exercisable at December 31, 2018 and 2017 was $5.3 million and $6.6 million, respectively. Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.

Information pertaining to options outstanding at December 31, 2018 and 2017, is as follows:

	At December 31, 2018
	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$4.17	124,930	4.3	$4.17	124,930	$4.17
$8.14	10,127	3.2	8.14	10,127	8.14
$8.54	6,576	5.3	8.54	6,576	8.54
$9.97 - $10.66	7,596	2.2	10.52	7,596	10.52
$11.58 - $12.88	58,796	6.0	11.66	58,796	11.66
$15.82 - $16.83	54,781	7.0	16.56	36,791	16.54
$20.97 - $21.54	10,635	0.6	21.21	10,635	21.21
$30.90	22,990	8.1	30.90	7,663	30.90
$34.10 - $38.03	—	—	—	—	—
$40.91	1,000	2.2	40.91	—	—
$42.28 - $42.56	—	—	—	—	—
	297,431	5.2	$11.12	263,114	$9.48

	At December 31, 2017
	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$4.17	124,930	5.3	$4.17	124,930	$4.17
$8.14	10,127	4.2	8.14	10,127	8.14
$8.54	6,576	6.3	8.54	6,576	8.54
$9.97 - $11.02	12,660	3.8	10.72	12,660	10.72
$11.58 - $12.88	58,796	6.7	11.65	40,295	11.69
$15.82 - $16.83	54,781	8.0	16.56	20,801	16.49
$20.97 - $21.54	10,635	1.6	21.21	10,635	21.21
$30.90	22,990	9.1	30.90	—	—
$34.10 - $38.03	5,570	0.6	36.24	5,570	36.24
$42.28 - $42.56	5,317	0.1	42.36	5,317	42.36
	312,382	5.9	$12.01	236,911	$9.55

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the option vesting period. The following weighted-average assumptions were used in valuing options issued during 2018 and 2017:

	2018	2017
Dividend yield	0.5%	1%
Expected life	6 years	6 years
Expected volatility	44%	32%
Risk-free interest rate	2.76%	2.17%

As of December 31, 2018, there was $103,000 of total unrecognized compensation cost related to non-vested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.4 years as of December 31, 2018.

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

Nonvested restricted stock for the year ended December 31, 2018 and 2017 is summarized in the following table.

	At and For the Years Ended December 31,
	2018		2017
		Weighted		Weighted
		Average		Average
		Grant- Date		Grant- Date
Restricted stock grants	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	134,302	$8.87	211,907	$7.55
Granted	47,039	39.32	93,556	33.67
Vested	(52,925)	20.85	(167,461)	20.61
Forfeited	(10,450)	37.09	(3,700)	28.93
Nonvested at December 31	117,966	$13.14	134,302	$28.40

The vesting schedule of these shares as of December 31, 2018 is as follows:

Shares
2019	36,983
2020	58,349
2021	17,221
2022	5,413
2023	—
Thereafter	—
117,966

As of December 31, 2018, there was $2.3 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.0 years as of December 31, 2018.

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

Nonvested RSUs for the years ended December 31, 2018 and 2017 is summarized in the following table.

	At and For the Years Ended
	December 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Grant- Date		Grant- Date
Restricted stock units	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	17,273	$30.90	20,170	$16.31
Granted	22,112	38.77	18,773	30.90
Vested	(17,273)	30.90	(18,870)	16.31
Forfeited	(600)	38.77	(2,800)	24.13
Nonvested at December 31	21,512	$38.77	17,273	$30.90

As of December 31, 2018, there was $429,000 of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.0 years as of December 31, 2018.

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets and liabilities for the instrument or security to be valued. Level 1 assets include marketable equity securities as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by U.S. Government sponsored enterprises, and mortgage loans held-for-sale are generally included in this category. Certain private equity investments that invest in publicly traded companies are also considered Level 2 assets.

Level 3	Unobservable inputs that are supported by little, if any, market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily includes collateral-dependent impaired loans, other real estate, certain equity investments, and certain private equity investments.

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2018 and December 31, 2017:

	Quoted market	Significant other	Significant other
	price in active	observable inputs	unobservable inputs
	markets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2018
Available-for-sale investment securities:
Municipal securities	$—	213,714	—
US government agencies	—	25,277	—
Collateralized loan obligations	—	230,699	—
Corporate securities	—	6,960	—
Mortgage-backed securities:
Agency	—	197,520	—
Non-agency	—	157,531	—
Trust preferred securities	—	11,100	—
Loans held for sale	—	16,972	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	1,232	—	—
Non-hedging derivatives:
Interest rate swaps	1,198	—	—
Mortgage loan interest rate lock commitments	—	1,199	—
Mortgage loan forward sales commitments	—	403	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	937	—	—
Mortgage-backed securities forward sales commitments	—	295	—

December 31, 2017
Available-for-sale investment securities:
Municipal securities	$—	247,350	—
US government agencies	—	12,008	—
Collateralized loan obligations	—	128,643	—
Corporate securities	—	7,006	—
Mortgage-backed securities:
Agency	—	243,595	—
Non-agency	—	95,125	—
Trust preferred securities	—	—	9,512
Loans held for sale	—	35,292	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	644	—	—
Non-hedging derivatives:
Interest rate swaps	964	—	—
Mortgage loan interest rate lock commitments	—	890	—
Mortgage loan forward sales commitments	—	305	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	95	—	—
Mortgage-backed securities forward sales commitments	—	61	—

Securities Available-for-Sale

Fair values for investment securities available-for-sale are measured on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At December 31, 2018 the Company’s investment securities available-for-sale are recurring Level 2. During the year ended December 31, 2018, transfers from Level 3 to Level 2 included $11.5 million of trust preferred securities driven by an increase in the observability of certain valuation inputs. All transfers are assumed to occur at the end of the quarterly reporting period in which they occur.

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

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2018 and December 31, 2017:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2018
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,511
Home equity	—	—	249
Commercial real estate	—	—	3,825
Construction and development	—	—	1,351
Consumer loans	—	—	31
Commercial business loans	—	—	2,829
Real estate owned:
One-to-four family	—	—	204
Construction and development	—	—	1,330
Mortgage servicing rights	—	—	40,880
Total	$—	—	55,210

December 31, 2017
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	3,371
Home equity	—	—	79
Commercial real estate	—	—	4,811
Construction and development	—	—	318
Consumer loans	—	—	26
Commercial business loans	—	—	269
Real estate owned:
One-to-four family	—	—	709
Construction and development	—	—	2,397
Mortgage servicing rights	—	—	26,255
Total	$—	—	38,235

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2018 and December 31, 2017
		Significant	Significant Unobservable
	Valuation Technique	Observable Inputs	Inputs
Impaired Loans	Appraisal Value	Appraisals and or sales of	Appraisals discounted 10% to 20% for
		comparable properties	sales commissions and other holding costs

Real estate owned	Appraisal Value/	Appraisals and or sales of	Appraisals discounted 10% to 20% for
	Comparison Sales	comparable properties	sales commissions and other holding costs

Mortgage Servicing Rights	Discounted cash flows	Comparable sales	Weighted average discount rates averaging 12% - 13%
in each period presented
Weighted average prepayment rates averaging 6% -7% in 2018
Weighted average prepayment rates averaging 8% - 9% in 2017

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

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2018 and December 31, 2017 are as follows:

	At December 31, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and due from banks	$28,857	28,857	28,857	—	—
Interest-bearing cash	33,276	33,276	33,276	—	—
Securities available-for-sale	842,801	842,801	—	842,801	—
Federal Home Loan Bank stock	21,696	21,696	—	—	21,696
Other investments	3,450	3,450	—	—	3,450
Derivative assets	4,032	4,032	2,430	1,602	—
Loans held for sale	16,972	16,972	—	16,972	—
Loans receivable, net	2,509,873	2,506,384	—	—	2,506,384
Accrued interest receivable	13,494	13,494	—	13,494	—
Real estate acquired through foreclosure	1,534	1,534	—	—	1,534
Mortgage servicing rights	32,933	40,880	—	—	40,880

Financial liabilities:
Deposits	2,718,193	2,721,885	—	2,721,885	—
Short-term borrowed funds	405,500	405,532	—	405,532	—
Long-term debt	59,436	61,853	—	61,853	—
Derivative liabilities	1,232	1,232	937	295	—
Drafts outstanding	8,129	8,129	—	8,129	—
Advances from borrowers for insurance and taxes	4,100	4,100	—	4,100	—
Accrued interest payable	1,591	1,591	—	1,591	—
Dividends payable to stockholders	1,576	1,576	—	1,576	—

	At December 31, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:			(In thousands)
Cash and due from banks	$25,254	25,254	25,254	—	—
Interest-bearing cash	55,998	55,998	55,998	—	—
Securities available-for-sale	743,239	743,239	—	733,727	9,512
Federal Home Loan Bank stock	19,065	19,065	—	—	19,065
Other investments	3,446	3,446	—	—	3,446
Derivative assets	2,803	2,803	1,608	1,195	—
Loans held for sale	35,292	35,292	—	35,292	—
Loans receivable, net	2,308,050	2,311,088	—	—	2,311,088
Accrued interest receivable	11,992	11,992		11,992
Real estate acquired through foreclosure	3,106	3,106	—	—	3,106
Mortgage servicing rights	21,003	26,255	—	—	26,255

Financial liabilities:
Deposits	2,604,929	2,597,526	—	2,597,526	—
Short-term borrowed funds	340,500	339,870	—	339,870	—
Long-term debt	72,259	71,859	—	71,859	—
Derivative liabilities	156	156	95	61	—
Drafts outstanding	7,324	7,324	—	7,324	—
Advances from borrowers for insurance and taxes	3,005	3,005	—	3,005	—
Accrued interest payable	1,126	1,126	—	1,126	—
Dividends payable to stockholders	1,051	1,051	—	1,051	—

	At December 31, 2018		At December 31, 2017
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	(in thousands)
Commitments to extend credit	$379,170	—	422,065	—
Standby letters of credit	13,797	—	4,449	—

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

Loans receivable

During the first quarter of 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which were applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets.

As of December 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

As of December 31, 2017, the fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios are then further discounted to incorporate credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price as of December 31, 2018. Loans receivable are classified within Level 3 of the valuation hierarchy.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2018 and 2017, the Company had commitments to extend credit in the amount of $379.2 million and $422.1 million, respectively. At December 31, 2018 and 2017, the Company had standby letters of credit in the amount of $13.8 million and $4.4 million, respectively.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower and the letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2018, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential of undiscounted future payments related to standby letters of credit at December 31, 2018 was approximately $13.8 million.

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

NOTE 18 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan that covers substantially all employees of CresCom Bank, Carolina Services (“CFC Participants”) and Crescent Mortgage (“CMC Participants”). Participants may contribute up to the maximum allowed by the regulation. During fiscal 2018 and 2017, the Company matched 75% of an employee’s contribution up to 6.0% of the participant’s compensation of the CFC Participants and the CMC Participants. For the years ended December 31, 2018, 2017 and 2016, the Company made matching contributions of $1.0 million, $0.8 million and $0.6 million, respectively.

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

All share, earnings per share, and per share data have been retroactively adjusted to reflect stock splits for all periods presented in accordance with generally accepted accounting principles.

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31, 2018, 2017, and 2016:

	December 31,
	2018		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	21,756,595	21,756,595	16,317,501	16,317,501	12,080,128	12,080,128
Effect of dilutive securities	—	216,262	—	232,856	—	272,118
Average shares outstanding	21,756,595	21,972,857	16,317,501	16,550,357	12,080,128	12,352,246

The average market price used in calculating the dilutive securities under the treasury stock method for the years ended December 31, 2018, 2017, and 2016 was $38.95, $32.85, and $20.38, respectively.

For the years ended December 31, 2018, 2017 and 2016, the Company excluded 1,000, 37,802 and 51,170 option shares, respectively, from the calculation of diluted earnings per share during the period because the exercise prices were greater than the average market price of the common shares, and therefore were deemed not to be dilutive.

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of December 31, 2018, 2017, and 2016 used for computing book value and tangible book value per share:

	As of December 31,
	2018	2017	2016

Issued and outstanding shares	22,387,009	21,022,202	12,548,328
Less nonvested restricted stock awards	(117,966)	(134,302)	(211,907)
Period end shares used for tangible book value	22,269,043	20,887,900	12,336,421

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

The final regulatory capital rules also incorporate these changes in regulatory capital into the prompt corrective action framework, under which the thresholds for “adequately capitalized” banking organizations are equal to the new minimum capital requirements. Under this framework, in order to be considered “well capitalized”, insured depository institutions are required to maintain a Tier 1 leverage ratio of 5%, a common equity Tier 1 capital measure of 6.5%, a Tier 1 capital ratio of 8% and a total capital ratio of 10%.

On June 11, 2018, the Company completed the sale of 1.5 million shares of its common stock. The net proceeds of the offering to the Company, after estimated expenses, were approximately $63.0 million.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at December 31, 2018 and 2017 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)

December 31, 2018
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$431,568	15.19%	181,094	6.375%	198,848	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	462,888	16.29%	223,704	7.875%	241,459	8.500%	N/A	N/A
Total capital (to risk weighted assets)	477,351	16.80%	280,518	9.875%	298,273	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	462,888	13.01%	142,270	4.000%	142,270	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	454,181	16.00%	180,948	6.375%	198,688	7.000%	184,496	6.50%
Tier 1 capital (to risk weighted assets)	454,181	16.00%	223,524	7.875%	241,264	8.500%	227,072	8.00%
Total capital (to risk weighted assets)	468,644	16.51%	280,292	9.875%	298,032	10.500%	283,840	10.00%
Tier 1 capital (to total average assets)	454,181	12.76%	142,392	4.000%	142,392	4.000%	177,990	5.00%

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
				(Dollars in thousands)

December 31, 2017
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$328,511	12.42%	152,145	5.750%	185,220	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	359,654	13.59%	191,835	7.250%	224,910	8.500%	N/A	N/A
Total capital (to risk weighted assets)	371,133	14.03%	244,755	9.250%	277,830	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	359,654	12.38%	116,198	4.000%	116,198	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	355,024	13.43%	152,035	5.750%	185,086	7.000%	171,865	6.50%
Tier 1 capital (to risk weighted assets)	355,024	13.43%	191,696	7.250%	224,747	8.500%	211,527	8.00%
Total capital (to risk weighted assets)	366,503	13.86%	244,578	9.250%	277,629	10.500%	264,408	10.00%
Tier 1 capital (to total average assets)	355,024	12.21%	116,312	4.000%	116,312	4.000%	145,390	5.00%

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

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2018, 2017, and 2016:

	Community	Mortgage
For the Year Ended December 31, 2018	Banking	Banking	Other	Eliminations	Total
			(In thousands)
Interest income	$159,483	1,841	56	(322)	161,058
Interest expense	25,227	414	2,025	(418)	27,248
Net interest income (expense)	134,256	1,427	(1,969)	96	133,810
Provision for loan losses	2,034	25	—	—	2,059
Noninterest income from external customers	18,680	21,106	110	—	39,896
Intersegment noninterest income	966	99	—	(1,065)	—
Noninterest expense	89,459	18,631	1,117	1	109,208
Intersegment noninterest expense	—	960	6	(966)	—
Income (loss) before income taxes	62,409	3,016	(2,982)	(4)	62,439
Income tax expense (benefit)	12,785	701	(716)	(1)	12,769
Net income (loss)	$49,624	2,315	(2,266)	(3)	49,670

Assets	$3,786,360	84,335	610,167	(690,114)	3,790,748
Loans receivable, net	2,494,421	30,879	—	(15,427)	2,509,873
Loans held for sale	1,450	15,522	—	—	16,972
Deposits	2,724,920	—	—	(6,727)	2,718,193
Borrowed funds	432,500	14,951	32,436	(14,951)	464,936

	Community	Mortgage
For the Year Ended December 31, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$93,319	1,743	31	(6)	95,087
Interest expense	12,100	172	1,152	(171)	13,253
Net interest income (expense)	81,219	1,571	(1,121)	165	81,834
Provision for loan losses	779	—	—	—	779
Noninterest income from external customers	14,262	19,654	—	—	33,916
Intersegment noninterest income	966	67	—	(1,033)	—
Noninterest expense	55,900	16,614	931	—	73,445
Intersegment noninterest expense	—	966	1	(967)	—
Income (loss) before income taxes	39,768	3,712	(2,053)	99	41,526
Income tax expense (benefit)	12,929	1,262	(1,267)	37	12,961
Net income (loss)	$26,839	2,450	(786)	62	28,565

Assets	$3,516,551	81,681	503,144	(582,359)	3,519,017
Loans receivable, net	2,295,316	28,206	—	(15,472)	2,308,050
Loans held for sale	5,999	29,293	—	—	35,292
Deposits	2,611,106	—	—	(6,177)	2,604,929
Borrowed funds	380,500	15,000	32,259	(15,000)	412,759

	Community	Mortgage
For the Year Ended December 31, 2016	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$59,242	1,591	17	64	60,914
Interest expense	8,149	93	603	(92)	8,753
Net interest income (expense)	51,093	1,498	(586)	156	52,161
Provision for loan losses	(36)	36	—	—	—
Noninterest income from external customers	8,389	20,908	—	—	29,297
Intersegment noninterest income	966	46	—	(1,012)	—
Noninterest expense	38,260	16,938	842	—	56,040
Intersegment noninterest expense	966	1	—	(967)	—
Income (loss) before income taxes	21,258	5,477	(1,428)	111	25,418
Income tax expense (benefit)	6,384	1,948	(526)	42	7,848
Net income (loss)	$14,874	3,529	(902)	69	17,570

Assets	$1,678,541	78,315	179,681	(252,801)	1,683,736
Loans receivable, net	1,151,704	27,433	—	(11,559)	1,167,578
Loans held for sale	2,159	29,410	—	—	31,569
Deposits	1,263,030	—	—	(4,770)	1,258,260
Borrowed funds	226,000	10,990	15,465	(10,990)	241,465

NOTE 22 – SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)

	2018 Quarter Ended (unaudited)
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Interest income	$42,919	40,985	39,477	37,676
Interest expense	8,027	7,102	6,572	5,545
Net interest income	34,892	33,883	32,905	32,131
Provision for loan losses	750	750	559	—
Noninterest income	8,520	10,300	11,027	10,048
Noninterest expense	23,237	24,002	24,371	37,598
Income before income taxes	19,425	19,431	19,002	4,581
Income tax expense	3,981	4,227	4,036	525
Net income	$15,444	15,204	14,966	4,056

Earnings per common share:
Basic	$0.69	$0.67	$0.70	$0.19
Diluted	$0.68	$0.66	$0.70	$0.19

	2017 Quarter Ended (unaudited)
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Interest income	$32,368	22,926	22,123	17,670
Interest expense	4,451	3,377	3,025	2,400
Net interest income	27,917	19,549	19,098	15,270
Provision for loan losses	779	—	—	—
Noninterest income	10,005	7,875	8,805	7,231
Noninterest expense	26,513	15,456	15,890	15,586
Income before income taxes	10,630	11,968	12,013	6,915
Income tax expense	4,302	3,975	2,673	2,011
Net income	$6,328	7,993	9,340	4,904

Earnings per common share:
Basic	$0.33	$0.50	$0.58	$0.35
Diluted	$0.33	$0.49	$0.58	$0.35

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements for the parent company are presented below:

Carolina Financial Corporation

Condensed Statements of Operations

	For the Years
	Ended December 31,
	2018	2017	2016
		(In thousands)
Dividend income from banking subsidiary	$—	—	—
Interest income	56	31	18
Total income	56	31	18
Interest expense	2,025	1,152	599
General and administrative expenses	1,013	932	847
Total expenses	3,038	2,084	1,446
(Loss) before income taxes and equity in undistributed earnings of subsidiaries	(2,982)	(2,053)	(1,428)
Income tax benefit	(716)	(1,267)	(526)
(Loss) before equity in undistributed earnings of subsidiaries	(2,266)	(786)	(902)
Equity in undistributed earnings of CresCom Bank	51,936	29,351	18,472
Total equity in undistributed earnings of subsidiaries	51,936	29,351	18,472
Net income	$49,670	28,565	17,570

Carolina Financial Corporation

Condensed Balance Sheets

	At December 31,
	2018	2017
Assets:	(In thousands)
Cash and cash equivalents	$5,371	4,919
Investment in bank subsidiary	597,899	501,867
Investment in unconsolidated statutory business trusts	1,116	1,116
Securities available-for-sale	1	501
Other assets	7,047	982
Total assets	$611,434	509,385

Liabilities and stockholders’ equity:
Accrued expenses and other liabilities	3,713	1,745
Long-term debt	32,436	32,259
Stockholders’ equity	575,285	475,381
Total liabilities and stockholders’ equity	611,434	509,385

Carolina Financial Corporation
Condensed Statements of Cash Flows

	For the Years
	Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$49,670	28,565	17,570
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings in subsidiaries	(51,936)	(29,351)	(18,472)
Stock-based compensation	2,700	1,658	1,271
Vested stock awards surrendered in cashless exercise	(774)	(1,789)	(482)
Decrease (increase) in other assets	(5,423)	1,053	(232)
Increase (decrease) in other liabilities	1,581	(3,456)	(163)
Net cash (used in) provided by operating activities	(4,182)	(3,320)	(508)
Cash flows from investing activities:
Equity contribution in bank subsidiaries	(60,000)	(35,000)	(15,966)
Equity contribution in non-bank subsidiaries	—	—	—
Sales and maturities of available for sale securities	500	—	—
Sale or repayment of investments to subsidiaries	12,000	—	—
Net cash (paid) received from acquisitions	—	(6,016)	7,734
Net cash (used in) investing activities	(47,500)	(41,016)	(8,232)
Cash flows from financing activities:
Issuance of common stock, net of offering expenses	63,022	47,671	—
Stock options exercised	56	10	27
Stock repurchase plan, net of commissions	(5,381)	—	—
Excess tax benefit in connection with equity awards	—	439	454
Cash dividends paid on common stock	(5,563)	(2,371)	(1,475)
Net cash provided by (used in) financing activities	52,134	45,749	(994)
Net increase (decrease) in cash and cash equivalents	452	1,413	(9,734)
Cash and cash equivalents, beginning of year	4,919	3,506	13,240
Cash and cash equivalents, end of year	$5,371	4,919	3,506
139

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Elliott Davis, LLC, the independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2018, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2018, as stated in their report, which is included in Item 8 hereof.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2019 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Number of securities
	Number of securities	Weighted-average	remaining available
	to be issued upon	exercise price	for future issuance
	exercise of	of outstanding	under equity
	outstanding options,	options, warrants	compensation
	warrants and rights	and rights	plans
Equity compensation plans approved by security holders	297,431	$11.12	264,771
Equity compensation plans not approved by security holders	—	—	—
	297,431	$11.12	264,771

The equity compensation plans included in the table above are the Carolina Financial Corporation 2013 Equity Incentive Plan and the First South Bancorp Inc. 2008 Equity Incentive Plan.

The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2019 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2019 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2019 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016

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

CAROLINA FINANCIAL CORPORATION

Date: March 1, 2019	By:	/s/ Jerold L. Rexroad
Jerold L. Rexroad
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerold L. Rexroad	Chief Executive Officer and Director	March 1, 2019
Jerold L. Rexroad	(Principal Executive Officer)

/s/ William A. Gehman, III	Chief Financial Officer	March 1, 2019
William A. Gehman, III	(Principal Financial Officer
and Principal Accounting Officer)

/s/ Claudius E. Watts IV	Chairman of the Board of Directors	March 1, 2019
Claudius E. Watts IV

/s/ W. Scott Brandon	Director	March 1, 2019
W. Scott Brandon

/s/ Robert G. Clawson, Jr.	Director	March 1, 2019
Robert G. Clawson, Jr.

/s/ Lindsay A. Crisp	Director	March 1, 2019
Lindsay A. Crisp

/s/ Jeffery L. Deal	Director	March 1, 2019
Jeffery L. Deal, M.D.

/s/ Gary M. Griffin	Director	March 1, 2019
Gary M. Griffin

/s/ Frederick N. Holscher	Director	March 1, 2019
Frederick N. Holscher

/s/ Daniel H Isaac, Jr.	Director	March 1, 2019
Daniel H Isaac, Jr.

/s/ Beverly Ladley	Director	March 1, 2019
Beverly Ladley

/s/ Michael P. Leddy	Director	March 1, 2019
Michael P. Leddy

/s/ Robert M. Moïse	Director	March 1, 2019
Robert M. Moïse, CPA

/s/ David L. Morrow	Director	March 1, 2019
David L. Morrow

/s/ Thompson E. Penney	Director	March 1, 2019
Thompson E. Penney
143

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Merger by and between Carolina Financial Corporation and Greer Bancshares Incorporated, dated November 7, 2016 (1)
2.2	Agreement and Plan of Merger by and between Carolina Financial Corporation, CBAC, Inc., and Congaree Bancshares, Inc., dated January 5, 2016 (12)
2.3	Agreement and Plan of Merger and Reorganization by and between Carolina Financial Corporation and First South Bancorp, Inc., dated June 9, 2017 (13)
3.1	Restated Certificate of Incorporation filed on August 31, 2015 (2)
3.2	Amendment to the Restated Certificate of Incorporation (3)
3.3	Amendment to Restated Certificate of Incorporation (14)
3.4	Amended and Restated Bylaws (4)
4.1	See Exhibits 3.1 through 3.3 for provisions in Carolina Financial Corporation’s Certificate of Incorporation and Bylaws defining the rights of holders of common stock (2) (3) (4)
4.2	Form of certificate of common stock (6)
10.1	Amended and Restated Employment Agreement by and between Crescent Bank and M.J. Huggins, III dated as of December 24, 2008 (6)(7)
10.2	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and M.J. Huggins, III dated September 21, 2012 (6)(7)
10.3	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and M.J. Huggins, III dated as of December 24, 2008 (6)(7)
10.4	Amended and Restated Employment Agreement by and between Crescent Bank and David Morrow dated as of December 24, 2008 (6)(7)
10.5	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and David Morrow dated as of September 19, 2012 (6)(7)
10.6	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and David Morrow dated as of December 24, 2008 (6)(7)
10.7	Employment Agreement by and between Carolina Financial Corporation and Jerold L. Rexroad dated as of May 1, 2008 (6)(7)
10.8	First Amendment to the Employment Agreement between Carolina Financial Corporation and Jerold L. Rexroad dated as of September 19, 2012 (6)(7)
10.9	Carolina Financial Corporation 2002 Stock Option Plan (6)(7)
10.10	Carolina Financial Corporation 2006 Recognition and Retention Plan (6)(7)
10.11	Carolina Financial Corporation 2013 Equity Incentive Plan (6)(7)
10.12	Form of Carolina Financial Corporation Elite LifeComp Agreement (6)(7)
10.13	Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated January 1, 2004 (6)
10.14	First Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 19, 2004 (6)
10.15	Second Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 1, 2006 (6)
10.16	Third Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of January 1, 2011 (6)
10.17	Employment Agreement, dated January 21, 2015, by and between Crescent Mortgage Company and Fowler Williams (7)(8)
10.18	Amendment No. 1 to the Carolina Financial Corporation 2013 Equity Incentive Plan (7)(9)
10.19	First South Bancorp, Inc. 2008 Equity Incentive Plan, as assumed by the Company (7)(10)
10.20	First South Bancorp, Inc. 1997 Stock Option Plan, as amended, as assumed by the Company (7)(11)
21	Subsidiaries of Carolina Financial Corporation
23	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certifications

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.
144

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on December 23, 2016.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on August 31, 2015.
(3)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016.
(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2016.
(5)	Incorporated by reference from the Company’s Registration Statement on Form S-4 filed on February 9, 2016.
(6)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed on February 26, 2014.
(7)	Indicates management contracts or compensatory plans or arrangements.
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016 filed on May 9, 2016.
(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 22, 2015.
(10)	Incorporated by reference to First South Bancorp, Inc.’s Registration Statement on Form S-8, filed on June 2, 2008 (Registration No. 333-151337).
(11)	Incorporated by reference to First South Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 1999, filed on December 27, 1999 (File No. 0-22219).
(12)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 11, 2016.
(13)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2017.
(14)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2018.
145