Form 10-Q
period 2019-03-31
CAROLINA FINANCIAL CORP
filed 2019-05-10
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class:	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	CARO	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2019
Common Stock, $0.01 par value per share	22,315,126 shares

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
	(In thousands)
ASSETS
Cash and due from banks	$25,757	28,857
Interest-bearing cash	34,251	33,276
Cash and cash equivalents	60,008	62,133
Securities available-for-sale (cost of $808,192 at March 31, 2019 and $844,461 at December 31, 2018)	813,257	842,801
Federal Home Loan Bank stock, at cost	18,349	21,696
Other investments	3,473	3,450
Derivative assets	3,176	4,032
Loans held for sale	23,799	16,972
Loans receivable, net of allowance for loan losses of $15,021 at March 31, 2019 and $14,463 at December 31, 2018	2,575,589	2,509,873
Premises and equipment, net	60,547	60,866
Right of use operating lease asset	18,004	—
Accrued interest receivable	13,618	13,494
Real estate acquired through foreclosure, net	1,335	1,534
Deferred tax assets, net	4,270	5,786
Mortgage servicing rights	32,033	32,933
Cash value life insurance	58,896	58,728
Core deposit intangible	15,713	16,462
Goodwill	127,592	127,592
Other assets	12,521	12,396
Total assets	$3,842,180	3,790,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$575,990	547,022
Interest-bearing deposits	2,241,080	2,171,171
Total deposits	2,817,070	2,718,193
Short-term borrowed funds	321,000	405,500
Long-term debt	59,480	59,436
Right of use operating lease liability	18,296	—
Derivative liabilities	2,492	1,232
Drafts outstanding	7,610	8,129
Advances from borrowers for insurance and taxes	5,934	4,100
Accrued interest payable	2,371	1,591
Reserve for mortgage repurchase losses	1,192	1,292
Dividends payable to stockholders	1,785	1,576
Accrued expenses and other liabilities	15,800	14,414
Total liabilities	3,253,030	3,215,463
Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued or outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; 22,296,372 and 22,387,009 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	223	224
Additional paid-in capital	404,869	408,224
Retained earnings	179,845	167,173
Accumulated other comprehensive income (loss), net of tax	4,213	(336)
Total stockholders’ equity	589,150	575,285
Total liabilities and stockholders’ equity	$3,842,180	3,790,748

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
	(In thousands, except share data)
Interest income
Loans	$34,977	31,663
Investment securities	7,355	5,707
Dividends from Federal Home Loan Bank stock	262	175
Other interest income	187	131
Total interest income	42,781	37,676
Interest expense
Deposits	6,303	3,642
Short-term borrowed funds	2,316	1,253
Long-term debt	691	650
Total interest expense	9,310	5,545
Net interest income	33,471	32,131
Provision for loan losses	700	—
Net interest income after provision for loan losses	32,771	32,131
Noninterest income
Mortgage banking income	3,418	3,801
Deposit service charges	1,667	2,024
Net gain (loss) on sale of securities	1,194	(697)
Fair value adjustments on interest rate swaps	(1,371)	803
Net increase in cash value life insurance	398	390
Mortgage loan servicing income	2,638	2,025
Debit card income, net	975	927
Other	952	775
Total noninterest income	9,871	10,048
Noninterest expense
Salaries and employee benefits	13,471	13,668
Occupancy and equipment	4,121	3,652
Marketing and public relations	426	376
FDIC insurance	255	255
Recovery of mortgage loan repurchase losses	(100)	(150)
Legal expense	86	76
Other real estate expense (income), net	186	(94)
Mortgage subservicing expense	706	565
Amortization of mortgage servicing rights	1,236	979
Amortization of core deposit intangible	749	806
Merger related expenses	—	14,710
Other	3,011	2,755
Total noninterest expense	24,147	37,598
Income before income taxes	18,495	4,581
Income tax expense	3,950	525
Net income	14,545	4,056

Earnings per common share:
Basic	$0.66	0.19
Diluted	$0.65	0.19
Dividends declared per common share	$0.08	0.05
Weighted average common shares outstanding:
Basic	22,193,861	20,908,225
Diluted	22,381,809	21,119,316

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
	(In thousands)
Net income	$14,545	4,056

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	7,937	(6,564)
Tax effect	(1,984)	1,641

Reclassification adjustment for (gain) loss included in earnings	(1,194)	697
Tax effect	298	(174)

Unrealized (loss) gain on interest rate swaps designated as cash flow hedges	(678)	1,007
Tax effect	170	(252)
Other comprehensive income (loss), net of tax	4,549	(3,645)

Comprehensive income	$19,094	411

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2017	21,022,202	$210	348,037	123,537	3,597	475,381
Stock awards, net of forfeitures	42,807	1	105	—	—	106
Vested stock awards surrendered in cashless exercise	(12,534)	—	(210)	(279)	—	(489)
Stock options exercised	5,064	—	56	—	—	56
Stock-based compensation expense, net	—	—	633	—	—	633
Net income	—	—	—	4,056	—	4,056
Dividends declared to stockholders	—	—	—	(1,052)	—	(1,052)
Other comprehensive loss, net of tax	—	—	—	—	(3,645)	(3,645)
Balance, March 31, 2018	21,057,539	$211	348,621	126,262	(48)	475,046

Balance, December 31, 2018	22,387,009	$224	408,224	167,173	(336)	575,285
Stock awards, net of forfeitures	35,708	—	124	—	—	124
Vested stock awards surrendered in cashless exercise	(11,421)	—	(315)	(88)	—	(403)
Stock options exercised	13,674	—	246	—	—	246
Stock repurchase plan, net of commissions	(128,598)	(1)	(4,156)	—	—	(4,157)
Stock-based compensation expense, net	—	—	746	—	—	746
Net income	—	—	—	14,545	—	14,545
Dividends declared to stockholders	—	—	—	(1,785)	—	(1,785)
Other comprehensive income, net of tax	—	—	—	—	4,549	4,549
Balance, March 31, 2019	22,296,372	$223	404,869	179,845	4,213	589,150

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$14,545	4,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	700	—
Amortization of unearned discount/premiums on investments, net	1,036	1,289
Accretion of deferred loan fees	(596)	(788)
Accretion of acquired loans	(1,518)	(2,898)
Amortization of core deposit intangibles	749	806
(Gain) loss on sale of available-for-sale securities, net	(1,194)	697
Mortgage banking income	(3,418)	(3,801)
Originations of loans held for sale	(160,689)	(211,921)
Proceeds from sale of loans held for sale	157,280	226,396
Amortization of fair value adjustments on subordinated debentures	44	44
Recovery of mortgage loan repurchase losses	(100)	(150)
Fair value adjustments on interest rate swaps	1,371	(803)
Stock-based compensation	746	633
Increase in cash surrender value of bank owned life insurance	(398)	(390)
Depreciation	1,077	964
Loss (gain) on sale of real estate acquired through foreclosure	127	(92)
Originations of mortgage servicing rights	(336)	(1,695)
Amortization of mortgage servicing rights	1,236	979
(Decrease) increase in:
Accrued interest receivable	(124)	490
Other assets	(3)	8,810
Increase (decrease) in:
Accrued interest payable	780	162
Dividends payable to stockholders	209	2
Accrued expenses and other liabilities	1,569	(3,697)
Cash flows provided by operating activities	13,093	19,093

                Continued

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(56,250)	(93,296)
Maturities, payments and calls	21,643	21,324
Proceeds from sales	71,034	51,178
Decrease in Federal Home Loan Bank stock	3,347	1,152
Increase in loans receivable, net	(64,668)	(55,591)
Purchases of premises and equipment	(758)	(2,150)
Proceeds from sale of real estate acquired through foreclosure	438	1,252
Cash flows used in investing activities	(25,214)	(76,131)

Cash flows from financing activities:
Net increase in deposit accounts	98,877	72,040
Net decrease in Federal Home Loan Bank advances	(84,500)	(37,000)
Net (decrease) increase in drafts outstanding	(519)	2,809
Net increase in advances from borrowers for insurance and taxes	1,834	297
Cash dividends paid on common stock	(1,785)	(1,052)
Proceeds from exercise of stock options	246	56
Cash paid for common stock repurchase	(4,157)	—
Cash flows provided by financing activities	9,996	37,150
Net decrease in cash and cash equivalents	(2,125)	(19,888)
Cash and cash equivalents, beginning of period	62,133	81,252
Cash and cash equivalents, end of period	$60,008	61,364

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$8,530	5,383
Income taxes paid, net of refunds	59	24
Noncash investing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$366	17

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

At March 31, 2019, statutory business trusts (“Trusts”) created or acquired by the Company had outstanding trust preferred securities with an aggregate par value of $36.0 million. The principal assets of the Trusts are $37.1 million of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $1.1 million of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2019. There have been no significant changes to the accounting policies as disclosed in the Company’s Form 10-K, except as reflected in Recently Adopted Accounting Pronouncements of this Note 1 – Summary of Significant Accounting Policies.

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

Earnings Per Share

Basic earnings per share (“EPS”) represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock (non-vested shares), restricted stock units (“RSUs”) and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options, unvested restricted stock, RSUs, and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the period of the Company’s stock.

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

On April 24, 2019, the Company’s Board of Directors declared a $0.09 dividend per common share, payable on July 5, 2019, to stockholders of record on June 14, 2019.

Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on stockholders’ equity or the net income as previously reported.

Recently Adopted Accounting Pronouncements

During the first quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. The Company has elected to apply the package of practical expedients permitting entities to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Additionally, as provided by ASU 2016-02, the Company has elected not to apply the recognition requirements of ASC 842 to short-term leases, defined as leases with a term of 12 months or less, and to recognize the lease payments in net income on short-term leases on a straight-line basis over the lease term.

We adopted the guidance using the modified retrospective approach on January 1, 2019 and elected the practical expedients for transition including the transition option provided in ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allowed us to initially apply the new leases standard at the adoption date. Consequently, the reporting for the comparative periods presented continued to be in accordance with ASC Topic 840, Leases. Therefore, the 2018 financial results and disclosures have not been adjusted.

The Company implemented internal controls as well as lease accounting software to facilitate the preparation of financial information. The Company is largely accounting for our existing operating leases consistent with prior guidance except for the incremental balance sheet recognition for leases. There was no cumulative effect adjustment to retained earnings as of January 1, 2019. On January 1, 2019, the Company recorded a ROU operating lease asset and corresponding operating lease liability of $18.4 million and $18.8 million, respectively, on the consolidated balance sheet. The new standard did not have a material impact on the Company’s results of operations or cash flows.

During the first quarter of 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 amends the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification (“ASC”) to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The Company adopted the guidance using the modified retrospective approach on January 1, 2019. The guidance did not have a material effect on the Company’s financial statements, particularly as the Company has not recorded any hedge ineffectiveness since inception.

During the first quarter of 2019, the Company adopted ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Cost (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for the premium to the earliest call date. The Company adopted the guidance using the modified retrospective approach on January 1, 2019. The guidance did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2018, the Company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. Refer to Note 8—Estimated Fair Value of Financial Instruments for more information.

In May 2017, Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”). ASU 2017-09 provides clarity when applying guidance to a change to the terms or conditions of a share-based payment award. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU No. 2017-09 and its related amendments on its required effective date of January 1, 2018. The amendments have been applied to awards modified on or after the adoption date. The Company has determined that this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC 350 and eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The amendments should be adopted prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has determined that this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. While early adoption is permitted, beginning in first quarter 2019, we do not expect to early adopt the standard and the Company continues to evaluate the impact of the ASU on our consolidated financial statements. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses over the contractual life of the loans. In addition to the allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. The Company is continuing to assess the impact that this new guidance will have on its consolidated financial statements through its implementation team. The team has assigned roles and responsibilities, key tasks to complete, and a timeline to be followed. The implementation team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, and conferences. The Company has engaged an outside consultant to assist with the methodology review and validation, as well as other key aspects of implementing the standard.

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

NOTE 3 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available-for-sale at March 31, 2019 and December 31, 2018 follows:

	March 31, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Municipal securities	$196,055	5,381	(231)	201,205	212,215	2,768	(1,269)	213,714
US government agencies	22,312	381	—	22,693	24,772	505	—	25,277
Collateralized loan obligations	228,174	184	(1,235)	227,123	231,172	119	(592)	230,699
Corporate securities	6,921	65	(24)	6,962	6,915	69	(24)	6,960
Mortgage-backed securities:
Agency	190,574	1,225	(1,119)	190,680	199,518	427	(2,425)	197,520
Non-agency	153,069	1,010	(564)	153,515	158,803	423	(1,695)	157,531
Total mortgage-backed securities	343,643	2,235	(1,683)	344,195	358,321	850	(4,120)	355,051
Trust preferred securities	11,087	1,694	(1,702)	11,079	11,066	1,713	(1,679)	11,100
Total	$808,192	9,940	(4,875)	813,257	844,461	6,024	(7,684)	842,801

The Company had no held-to-maturity securities as of March 31, 2019 or December 31, 2018.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2019 follows:

	At March 31, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$1,268	1,262
One to five years	7,324	7,415
Six to ten years	99,405	100,775
After ten years	700,195	703,805
Total	$808,192	813,257

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months
	Ended March 31,
	2019	2018
	(In thousands)
Proceeds	$71,034	51,178

Realized gains	$1,446	14
Realized losses	(252)	(711)
Total investment securities gains (losses), net	$1,194	(697)

At March 31, 2019, the Company had pledged securities with a market value of $82.8 million for Federal Home Loan Bank (“FHLB”) advances. At December 31, 2018, the Company had pledged securities with a market value of $84.3 million for FHLB advances.

At March 31, 2019, the Company has pledged $155.7 million of securities to secure public agency funds. At December 31, 2018, the Company has pledged $165.5 million of securities to secure public agency funds.

The following tables summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At March 31, 2019
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$5,680	5,661	(19)	14,790	14,578	(212)	20,470	20,239	(231)
US government agencies	—	—	—	—	—	—	—	—	—
Collateralized loan obligations	137,569	136,412	(1,157)	9,500	9,422	(78)	147,069	145,834	(1,235)
Corporate securities	481	457	(24)	—	—	—	481	457	(24)
Mortgage-backed securities:
Agency	3,988	3,966	(22)	80,604	79,507	(1,097)	84,592	83,473	(1,119)
Non-agency	113	112	(1)	61,411	60,848	(563)	61,524	60,960	(564)
Total mortgage-backed securities	4,101	4,078	(23)	142,015	140,355	(1,660)	146,116	144,433	(1,683)
Trust preferred securities	—	—	—	8,196	6,494	(1,702)	8,196	6,494	(1,702)
Total	$147,831	146,608	(1,223)	174,501	170,849	(3,652)	322,332	317,457	(4,875)

	At December 31, 2018
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$12,395	12,331	(64)	55,189	53,984	(1,205)	67,584	66,315	(1,269)
US government agencies	—	—	—	—	—	—	—	—	—
Collateralized loan obligations	146,913	146,344	(569)	5,000	4,977	(23)	151,913	151,321	(592)
Corporate securities	2,980	2,956	(24)	—	—	—	2,980	2,956	(24)
Mortgage-backed securities:
Agency	14,615	14,450	(165)	120,325	118,065	(2,260)	134,940	132,515	(2,425)
Non-agency	71,376	70,709	(667)	43,138	42,110	(1,028)	114,514	112,819	(1,695)
Total mortgage-backed securities	85,991	85,159	(832)	163,463	160,175	(3,288)	249,454	245,334	(4,120)
Trust preferred securities	—	—	—	8,214	6,535	(1,679)	8,214	6,535	(1,679)
Total	$248,279	246,790	(1,489)	231,866	225,671	(6,195)	480,145	472,461	(7,684)

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

At March 31, 2019 and December 31, 2018, the Company had 128 and 214, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows testing as needed, and determined that no OTTI expense was necessary during 2019 or 2018.

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

The derivative positions of the Company at March 31, 2019 and December 31, 2018 are as follows:

	At March 31,		At December 31,
	2019		2018
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$554	45,000	1,232	45,000
Non-hedging derivatives:
Interest rate swaps	780	50,000	1,198	50,000
Mortgage loan interest rate lock commitments	1,369	107,116	1,199	76,571
Mortgage loan forward sales commitments	473	18,074	403	13,241
Total derivative assets	$3,176	220,190	4,032	184,812

Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	$2,022	50,000	937	50,000
Mortgage-backed securities forward sales commitments	470	79,000	295	52,000
Total derivative liabilities	$2,492	129,000	1,232	102,000

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

The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company purchases nationally syndicated commercial and industrial loans. These loans typically have terms of seven years and are generally tied to a floating rate index such as LIBOR or prime. To effectively manage this line of business, the Company has an experienced senior lending executive who leads a team with relevant experience to manage this area of this segment of the loan portfolio. In addition, the Company engaged a consulting firm that specializes in syndicated loans to assist in monitoring performance analytics. As of March 31, 2019, and December 31, 2018, there were approximately $105.4 million and $99.8 million in broadly syndicated loans outstanding. Syndicated loans are grouped within commercial business loans below.

The Bank originates leases, primarily on equipment utilized for business purposes, with terms that generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease. Most leases provide 100% of the cost of the equipment and are secured by the leased equipment. The Company requires the leased equipment to be insured and that we be listed as a loss payee and named as an additional insured on the insurance policy. We manage credit risk associated with our lease financing loan class based upon the dollar amount of the lease and the level of credit risk. We follow a formal review process that entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance. As of March 31, 2019, and December 31, 2018, there were approximately $21.4 million and $23.1 million in lease receivables outstanding. Lease receivables are grouped within commercial business loans below.

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

Loans receivable, net at March 31, 2019 and December 31, 2018 are summarized by category as follows:

	At March 31,		At December 31,
	2019		2018
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$725,441	28.00%	732,717	29.03%
Home equity	81,654	3.15%	83,770	3.32%
Commercial real estate	1,051,786	40.60%	1,034,117	40.96%
Construction and development	317,263	12.25%	290,494	11.51%
Consumer loans	22,411	0.87%	23,845	0.94%
Commercial business loans	392,055	15.13%	359,393	14.24%
Total gross loans receivable	2,590,610	100.00%	2,524,336	100.00%
Less:
Allowance for loan losses	15,021		14,463
Total loans receivable, net	$2,575,589		2,509,873

Loans receivable, net at March 31, 2019 and December 31, 2018 for purchased non-credit impaired loans and nonacquired loans are summarized by category as follows:

	At March 31,		At December 31,
	2019		2018
Purchased Non-Credit Impaired Loans		% of Total		% of Total
(ASC 310-20) and Nonacquired Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$717,305	28.20%	723,641	29.24%
Home equity	81,601	3.21%	83,717	3.38%
Commercial real estate	1,024,066	40.27%	1,004,420	40.59%
Construction and development	314,420	12.36%	287,673	11.63%
Consumer loans	22,364	0.88%	23,792	0.96%
Commercial business loans	383,526	15.08%	351,194	14.20%
Total gross loans receivable	2,543,282	100.00%	2,474,437	100.00%
Less:
Allowance for loan losses	14,858		14,463
Total loans receivable, net	$2,528,424		2,459,974

Loans receivable, net at March 31, 2019 and December 31, 2018 for purchased credit impaired loans are summarized by category below.

	At March 31,		At December 31,
	2019		2018
Purchased Credit Impaired		% of Total		% of Total
Loans (ASC 310-30):	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$8,136	17.19%	9,077	18.19%
Home equity	53	0.11%	53	0.11%
Commercial real estate	27,720	58.57%	29,696	59.51%
Construction and development	2,843	6.01%	2,821	5.65%
Consumer loans	47	0.10%	53	0.11%
Commercial business loans	8,529	18.02%	8,199	16.43%
Total gross loans receivable	47,328	100.00%	49,899	100.00%
Less:
Allowance for loan losses	163		—
Total loans receivable, net	$47,165		49,899

Included in the loan totals, net of purchase discount, were $644.5 million and $686.4 million in loans acquired through acquisitions at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, the purchase discount on acquired non-credit impaired loans was $9.9 million and $10.9 million, respectively. No allowance for loan losses related to the acquired loans was recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

At March 31, 2019, the outstanding balance and recorded investment of PCI loans was $60.6 million and $47.3 million, respectively. At December 31, 2018, the outstanding balance and recorded investment of PCI loans was $63.7 million and $49.9 million, respectively.

The following table presents changes in the value of PCI loans receivable for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)

Balance at beginning of period	$49,899	78,415
Net reductions for payments, foreclosures, and accretion	(2,571)	(7,385)
Balance at end of period	$47,328	71,030

The following table presents changes in the value of the accretable yield for PCI loans for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)

Accretable yield, beginning of period	$19,908	12,536
Accretion and interest income	(1,312)	(1,332)
Reclassification from nonaccretable balance, net (a)	474	3,196
Other changes, net (b)	1,101	1,345
Accretable yield, end of period	$20,171	15,745

(a) Reclassifications from the nonaccretable balance in the quarter ended March 31, 2019 were driven by improvement in credit quality, primarily delinquencies.

(b) Other changes, net include the impact of changes in expectations of cash flows, which may vary from period to period due to the impact of modifications and changes to prepayment assumptions, as well as the impact of changes in interest rates on variable rate loans.

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At March 31,		At December 31,
	2019		2018
	(Dollars in thousands)

Variable rate loans	$981,531	37.89%	942,348	37.33%
Fixed rate loans	1,609,079	62.11%	1,581,988	62.67%
Total loans outstanding	$2,590,610	100.00%	2,524,336	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for loan losses:	For the Three Months Ended March 31, 2019
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$3,540	203	5,097	1,969	352	2,940	362	14,463
Provision for loan losses	36	88	54	126	41	345	10	700
Charge-offs	(55)	(71)	—	(9)	(64)	(18)	—	(217)
Recoveries	5	5	9	5	21	30	—	75
Balance, end of period	$3,526	225	5,160	2,091	350	3,297	372	15,021

Allowance for purchased non-credit impaired and non purchased loans	$3,460	225	5,160	2,080	348	3,213	372	14,858
Allowance for purchased credit impaired loans	66	—	—	11	2	84	—	163
Balance, end of period	$3,526	225	5,160	2,091	350	3,297	372	15,021

	For the Three Months Ended March 31, 2018
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,719	168	3,986	1,201	79	2,840	485	11,478
Provision for loan losses	286	50	187	(204)	(35)	(147)	(137)	—
Charge-offs	—	—	(34)	(1)	(9)	(89)	—	(133)
Recoveries	5	8	5	1,036	40	269	—	1,363
Balance, end of period	$3,010	226	4,144	2,032	75	2,873	348	12,708

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At March 31, 2019:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$106	—	192	515	—	—	—	813
Collectively evaluated for impairment	3,354	225	4,968	1,565	348	3,213	372	14,045
Purchased credit impaired	66	—	—	11	2	84	—	163
	$3,526	225	5,160	2,091	350	3,297	372	15,021

Loans receivable ending balances:
Individually evaluated for impairment	$6,145	108	8,101	2,085	58	2,619	—	19,116
Collectively evaluated for impairment	711,160	81,493	1,015,965	312,335	22,306	380,907	—	2,524,166
Purchased credit impaired	8,136	53	27,720	2,843	47	8,529	—	47,328
Total loans receivable	$725,441	81,654	1,051,786	317,263	22,411	392,055	—	2,590,610

At December 31, 2018:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$176	—	145	515	—	24	—	860
Collectively evaluated for impairment	3,364	203	4,952	1,454	352	2,916	362	13,603
	$3,540	203	5,097	1,969	352	2,940	362	14,463

Loans receivable ending balances:
Individually evaluated for impairment	$4,687	249	5,105	1,866	31	2,853	—	14,791
Collectively evaluated for impairment	718,953	83,468	999,316	285,807	23,761	348,341	—	2,459,646
Purchased credit impaired	9,077	53	29,696	2,821	53	8,199	—	49,899
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	—	2,524,336

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of March 31, 2019 and December 31, 2018. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At March 31, 2019			At December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$5,010	5,108	—	3,083	3,241	—
Home equity	108	108	—	249	249	—
Commercial real estate	4,779	4,779	—	2,679	2,694	—
Construction and development	702	702	—	323	323	—
Consumer loans	58	59	—	31	31	—
Commercial business loans	2,619	2,633	—	2,697	2,698	—
	13,276	13,389	—	9,062	9,236	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,135	1,117	106	1,604	1,665	176
Home equity	—	—	—	—	—	—
Commercial real estate	3,322	3,322	192	2,426	2,426	145
Construction and development	1,383	1,383	515	1,543	1,543	515
Consumer loans	—	—	—	—	—	—
Commercial business loans	—	—	—	156	156	24
	5,840	5,822	813	5,729	5,790	860

Total:
Loans secured by real estate:
One-to-four family	6,145	6,225	106	4,687	4,906	176
Home equity	108	108	—	249	249	—
Commercial real estate	8,101	8,101	192	5,105	5,120	145
Construction and development	2,085	2,085	515	1,866	1,866	515
Consumer loans	58	59	—	31	31	—
Commercial business loans	2,619	2,633	—	2,853	2,854	24
	$19,116	19,211	813	14,791	15,026	860

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$4,028	58	2,739	16
Home equity	105	—	20	1
Commercial real estate	3,615	237	3,483	81
Construction and development	565	9	408	3
Consumer loans	37	1	28	1
Commercial business loans	1,964	48	168	5
	10,314	353	6,846	107

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,065	10	1,372	11
Home equity	—	—	103	3
Commercial real estate	3,113	31	1,647	21
Construction and development	1,511	60	396	(4)
Consumer loans	—	—	—	—
Commercial business loans	7	—	168	2
	5,696	101	3,686	33

Total:
Loans secured by real estate:
One-to-four family	5,093	68	4,111	27
Home equity	105	—	123	4
Commercial real estate	6,728	268	5,130	102
Construction and development	2,076	69	804	(1)
Consumer loans	37	1	28	1
Commercial business loans	1,971	48	336	7
	$16,010	454	10,532	140

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of March 31, 2019 and December 31, 2018.

	At March 31, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$2,162	343	1,385	217	327	322	4,756
60-89 days past due	676	65	66	35	25	123	990
90 days or more past due	3,829	115	3,082	93	50	978	8,147
Total past due	6,667	523	4,533	345	402	1,423	13,893
Current	718,774	81,131	1,047,253	316,918	22,009	390,632	2,576,717
Total loans receivable	$725,441	81,654	1,051,786	317,263	22,411	392,055	2,590,610

	At March 31, 2019
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$2,075	343	1,385	182	327	322	4,634
60-89 days past due	548	65	17	35	16	123	804
90 days or more past due	3,630	115	2,921	93	50	978	7,787
Total past due	6,253	523	4,323	310	393	1,423	13,225
Current	711,052	81,078	1,019,743	314,110	21,971	382,103	2,530,057
Total loans receivable	$717,305	81,601	1,024,066	314,420	22,364	383,526	2,543,282

	At March 31, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$87	—	—	35	—	—	122
60-89 days past due	128	—	49	—	9	—	186
90 days or more past due	199	—	161	—	—	—	360
Total past due	414	—	210	35	9	—	668
Current	7,722	53	27,510	2,808	38	8,529	46,660
Total loans receivable	$8,136	53	27,720	2,843	47	8,529	47,328

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$503	723	1,780	180	296	793	4,275
60-89 days past due	1,677	213	120	588	31	632	3,261
90 days or more past due	4,133	373	3,054	105	117	602	8,384
Total past due	6,313	1,309	4,954	873	444	2,027	15,920
Current	726,404	82,461	1,029,163	289,621	23,401	357,366	2,508,416
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

	At December 31, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$378	720	1,037	172	296	793	3,396
60-89 days past due	1,313	213	120	559	31	632	2,868
90 days or more past due	3,686	373	2,895	106	117	602	7,779
Total past due	5,377	1,306	4,052	837	444	2,027	14,043
Current	718,264	82,411	1,000,368	286,836	23,348	349,167	2,460,394
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$126	3	743	7	—	—	879
60-89 days past due	364	—	—	30	—	—	394
90 days or more past due	447	—	158	—	—	—	605
Total past due	937	3	901	37	—	—	1,878
Current	8,140	50	28,795	2,784	53	8,199	48,021
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899

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

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at March 31, 2019 and December 31, 2018.

	At March 31,	At December 31,
	2019	2018
	(In thousands)
Loans secured by real estate:
One-to-four family	$4,834	4,471
Home equity	217	454
Commercial real estate	3,455	3,663
Construction and development	1,788	1,675
Consumer loans	59	107
Commercial business loans	1,227	1,351
	$11,580	11,721

There were no non-PCI loans past due 90 days and still accruing at March 31, 2019 and one non-PCI loan past due 90 days and still accruing for $20,000 at December 31, 2018.

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of March 31, 2019 and December 31, 2018.

	At March 31, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$718,054	81,297	1,030,490	313,815	22,236	388,136	2,554,199
Special Mention	428	133	9,544	844	100	180	11,058
Substandard	6,959	224	11,752	2,604	75	3,739	25,353
Total loans receivable	$725,441	81,654	1,051,786	317,263	22,411	392,055	2,590,610
Performing	$720,408	81,437	1,048,170	315,475	22,352	390,828	2,578,670
Nonperforming:
90 days past due still accruing	199	—	161	—	—	—	360
Nonaccrual	4,834	217	3,455	1,788	59	1,227	11,580
Total nonperforming	5,033	217	3,616	1,788	59	1,227	11,940
Total loans receivable	$725,441	81,654	1,051,786	317,263	22,411	392,055	2,590,610

	At March 31, 2019
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$710,970	81,251	1,011,975	312,128	22,198	380,687	2,519,209
Special Mention	213	133	4,765	448	100	—	5,659
Substandard	6,122	217	7,326	1,844	66	2,839	18,414
Total loans receivable	$717,305	81,601	1,024,066	314,420	22,364	383,526	2,543,282
Performing	$712,471	81,384	1,020,611	312,632	22,305	382,299	2,531,702
Nonperforming:
90 days past due still accruing	—	—	—	—	—	—	—
Nonaccrual	4,834	217	3,455	1,788	59	1,227	11,580
Total nonperforming	4,834	217	3,455	1,788	59	1,227	11,580
Total loans receivable	$717,305	81,601	1,024,066	314,420	22,364	383,526	2,543,282

	At March 31, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$7,084	46	18,515	1,687	38	7,449	34,819
Special Mention	215	—	4,779	396	—	180	5,570
Substandard	837	7	4,426	760	9	900	6,939
Total loans receivable	$8,136	53	27,720	2,843	47	8,529	47,328

Performing	$7,937	53	27,559	2,843	47	8,529	46,968
Nonperforming:
90 days past due still accruing	199	—	161	—	—	—	360
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	199	—	161	—	—	—	360
Total loans receivable	$8,136	53	27,720	2,843	47	8,529	47,328

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$727,921	83,382	1,016,064	287,559	23,613	353,742	2,492,281
Special Mention	417	—	9,914	534	103	2,166	13,134
Substandard	4,379	388	8,139	2,401	129	3,485	18,921
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

Performing	$727,799	83,316	1,030,296	288,819	23,718	358,042	2,511,990
Nonperforming:
90 days past due still accruing	447	—	158	—	20	—	625
Nonaccrual	4,471	454	3,663	1,675	107	1,351	11,721
Total nonperforming	4,918	454	3,821	1,675	127	1,351	12,346
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

	At December 31, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$720,177	83,336	995,319	285,927	23,571	346,487	2,454,817
Special Mention	—	—	5,524	71	103	1,379	7,077
Substandard	3,464	381	3,577	1,675	118	3,328	12,543
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

Performing	$719,170	83,263	1,000,757	285,998	23,665	349,843	2,462,696
Nonperforming:
90 days past due still accruing	—	—	—	—	20	—	20
Nonaccrual	4,471	454	3,663	1,675	107	1,351	11,721
Total nonperforming	4,471	454	3,663	1,675	127	1,351	11,741
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$7,745	45	20,745	1,632	42	7,255	37,464
Special Mention	418	—	4,390	463	—	787	6,058
Substandard	914	8	4,561	726	11	157	6,377
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899

Performing	$8,630	53	29,538	2,821	53	8,199	49,294
Nonperforming:
90 days past due still accruing	447	—	158	—	—	—	605
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	447	—	158	—	—	—	605
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

Troubled Debt Restructurings

At March 31, 2019, there were $8.6 million in loans designated as troubled debt restructurings of which $5.7 million were accruing. At March 31, 2018, there were $6.5 million in loans designated as troubled debt restructurings of which $5.1 million were accruing. At December 31, 2018, there were $6.4 million in loans designated as troubled debt restructurings of which $3.3 million were accruing.

There was one one-to-four family loan and four commercial real estate loans designated as a troubled debt restructuring during the three months ended March 31, 2019. All loans were designated as a troubled debt restructuring due to a payment structure change. The pre-modification and post-modification recorded investment were $2.7 million.

There was one commercial real estate loan and one construction and development loan designated as a troubled debt restructuring during the three months ended March 31, 2018. All loans were designated as a troubled debt restructuring due to an interest rate change. The pre-modification and post-modification recorded investment were $1.7 million.

No loans previously restructured in the twelve months prior to March 31, 2019 and 2018 went into default during the three months ended March 31, 2019 and 2018.

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in real estate acquired through foreclosure for the three months ended March 31, 2019 and 2018:

	March 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$1,534	3,106
Additions	366	17
Sales	(565)	(1,160)
Balance at end of period	$1,335	1,963

A summary of the composition of real estate acquired through foreclosure follows:

	At March 31,	At December 31,
	2019	2018
	(In thousands)
Real estate loans:
One-to-four family	$530	204
Construction and development	805	1,330
	$1,335	1,534

As of March 31, 2019, and December 31, 2018, the Company had approximately $4.5 million of loans in the process of foreclosure.

NOTE 7 - DEPOSITS

Deposits outstanding by type of account at March 31, 2019 and December 31, 2018 are summarized as follows:

	At March 31,	At December 31,
	2019	2018
	(In thousands)
Noninterest-bearing demand accounts	$575,990	547,022
Interest-bearing demand accounts	581,424	566,527
Savings accounts	188,725	192,322
Money market accounts	458,575	431,246
Certificates of deposit:
Less than $250,000	923,709	875,749
$250,000 or more	88,647	105,327
Total certificates of deposit	1,012,356	981,076
Total deposits	$2,817,070	2,718,193

The aggregate amount of brokered certificates of deposit was $187.1 million and $174.1 million at March 31, 2019 and December 31, 2018, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $49.3 million and $39.4 million at March 31, 2019 and December 31, 2018, respectively.

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

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets and liabilities for the instrument or security to be valued. Level 1 assets include marketable equity securities as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by U.S. Government sponsored enterprises, and mortgage loans held-for-sale are generally included in this category. Certain private equity investments that invest in publicly traded companies are also considered Level 2 assets.

Level 3	Unobservable inputs that are supported by little, if any, market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect The Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily includes collateral-dependent impaired loans, other real estate, certain equity investments, and certain private equity investments.

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2019 and December 31, 2018:

	Quoted market	Significant other	Significant other
	price in active	observable inputs	unobservable inputs
	markets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2019
Available-for-sale investment securities:
Municipal securities	$—	201,205	—
US government agencies	—	22,693	—
Collateralized loan obligations	—	227,123	—
Corporate securities	—	6,962	—
Mortgage-backed securities:
Agency	—	190,680	—
Non-agency	—	153,515	—
Trust preferred securities	—	11,079	—
Loans held for sale	—	23,799	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	554	—	—
Non-hedging derivatives:
Interest rate swaps	780	—	—
Mortgage loan interest rate lock commitments	—	1,369	—
Mortgage loan forward sales commitments	—	473	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	2,022	—	—
Mortgage-backed securities forward sales commitments	—	470	—

December 31, 2018
Available-for-sale investment securities:
Municipal securities	$—	213,714	—
US government agencies	—	25,277	—
Collateralized loan obligations	—	230,699	—
Corporate securities	—	6,960	—
Mortgage-backed securities:
Agency	—	197,520	—
Non-agency	—	157,531	—
Trust preferred securities	—	11,100	—
Loans held for sale	—	16,972	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	1,232	—	—
Non-hedging derivatives:
Interest rate swaps	1,198	—	—
Mortgage loan interest rate lock commitments	—	1,199	—
Mortgage loan forward sales commitments	—	403	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	937	—	—
Mortgage-backed securities forward sales commitments	—	295	—

Securities Available-for-Sale

Fair values for investment securities available-for-sale are measured on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At March 31, 2019 and December 31, 2018 the Company’s investment securities available-for-sale are recurring Level 2.

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

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2019 and December 31, 2018:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2019
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	6,039
Home equity	—	—	108
Commercial real estate	—	—	7,909
Construction and development	—	—	1,570
Consumer loans	—	—	58
Commercial business loans	—	—	2,619
Real estate owned:
One-to-four family	—	—	530
Construction and development	—	—	805
Mortgage servicing rights	—	—	40,230

December 31, 2018
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,511
Home equity	—	—	249
Commercial real estate	—	—	4,960
Construction and development	—	—	1,351
Consumer loans	—	—	31
Commercial business loans	—	—	2,829
Real estate owned:
One-to-four family	—	—	204
Construction and development	—	—	1,330
Mortgage servicing rights	—	—	40,880

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2019 and December 31, 2018
		Significant	Significant Unobservable
	Valuation Technique	Observable Inputs	Inputs
Impaired Loans	Appraisal Value	Appraisals and or sales of	Appraisals discounted 10% to 20% for
		comparable properties	sales commissions and other holding costs

Real estate owned	Appraisal Value/	Appraisals and or sales of	Appraisals discounted 10% to 20% for
	Comparison Sales	comparable properties	sales commissions and other holding costs

Mortgage Servicing Rights	Discounted cash flows	Comparable sales	Weighted average discount rates averaging 10% - 12% in 2019
Weighted average discount rates averaging 12% - 13% in 2018
Weighted average prepayment rates averaging 9% -10.5% in 2019
Weighted average prepayment rates averaging 6-7% in 2018

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

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2019 and December 31, 2018 are as follows:

	At March 31, 2019
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$25,757	25,757	25,757	—	—
Interest-bearing cash	34,251	34,251	34,251	—	—
Securities available-for-sale	813,257	813,257	—	813,257	—
Federal Home Loan Bank stock	18,349	18,349	—	—	18,349
Other investments	3,473	3,473	—	—	3,473
Derivative assets	3,176	3,176	1,334	1,842	—
Loans held for sale	23,799	23,799	—	23,799	—
Loans receivable, net	2,575,589	2,566,139	—	—	2,566,139
Accrued interest receivable	13,618	13,618	—	13,618	—
Real estate acquired through foreclosure	1,335	1,335	—	—	1,335
Mortgage servicing rights	32,033	40,230	—	—	40,230

Financial liabilities:
Deposits	2,817,070	2,822,375	—	2,822,375	—
Short-term borrowed funds	321,000	321,007	—	321,007	—
Long-term debt	59,480	61,614	—	61,614	—
Derivative liabilities	2,492	2,492	2,022	470	—
Drafts outstanding	7,610	7,610	—	7,610	—
Advances from borrowers for insurance and taxes	5,934	5,934	—	5,934	—
Accrued interest payable	2,371	2,371	—	2,371	—
Dividends payable to stockholders	1,785	1,785	—	1,785	—

	At December 31, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$28,857	28,857	28,857	—	—
Interest-bearing cash	33,276	33,276	33,276	—	—
Securities available-for-sale	842,801	842,801	—	842,801	—
Federal Home Loan Bank stock	21,696	21,696	—	—	21,696
Other investments	3,450	3,450	—	—	3,450
Derivative assets	4,032	4,032	2,430	1,602	—
Loans held for sale	16,972	16,972	—	16,972	—
Loans receivable, net	2,509,873	2,506,384	—	—	2,506,384
Accrued interest receivable	13,494	13,494	—	13,494	—
Real estate acquired through foreclosure	1,534	1,534	—	—	1,534
Mortgage servicing rights	32,933	40,880	—	—	40,880

Financial liabilities:
Deposits	2,718,193	2,721,885	—	2,721,885	—
Short-term borrowed funds	405,500	405,532	—	405,532	—
Long-term debt	59,436	61,922	—	61,922	—
Derivative liabilities	1,232	1,232	937	295	—
Drafts outstanding	8,129	8,129	—	8,129	—
Advances from borrowers for insurance and taxes	4,100	4,100	—	4,100	—
Accrued interest payable	1,591	1,591	—	1,591	—
Dividends payable to stockholders	1,576	1,576	—	1,576	—
44

	At March 31, 2019		At December 31, 2018
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$413,438	—	379,170	—
Standby letters of credit	22,588	—	13,797	—

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

Loans receivable

During the first quarter of 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which were applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. The technique used prior to adopting the amendments included in the standard, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

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

The following is a summary of the reconciliation of average shares outstanding for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	22,193,861	22,193,861	20,908,225	20,908,225
Effect of dilutive securities	—	187,948	—	211,091
Weighted average shares outstanding	22,193,861	22,381,809	20,908,225	21,119,316

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of March 31, 2019 and 2018 used to calculate book value per share:

	As of March 31,
	2019	2018

Issued and outstanding shares	22,296,372	21,057,539
Less nonvested restricted stock awards	(111,578)	(136,395)
Period end dilutive shares	22,184,794	20,921,144

NOTE 10 – LEASES

The Company has entered into agreements to lease certain office facilities, including buildings and land, and equipment under non-cancellable operating lease agreements. Our leases have remaining lease terms of 1 year to 40 years, which include options to extend or terminate the lease. These options to extend or terminate the lease are included in the lease term when it is reasonably certain that the options will be exercised.

In addition to the package of practical expedients, the Company has also elected the practical expedient which allows lessees to make an accounting policy election by underlying class of asset to not separate nonlease components from the associated lease component, and instead account for them all together as part of the applicable lease component.

For the quarter ended March 31, 2019, operating lease expense was $0.6 million. For the quarter ended March 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million. We do not apply the recognition requirements of ASC 842 to short-term leases and recognize the lease payments on a straight-line basis over the lease term. The rate implicit in the lease is not readily determinable for the Company’s leases. Accordingly, the incremental borrowing rate, giving consideration to the FHLB borrowing rate, is based on the information available at commencement date and is used to determine the present value of lease payments.

Supplemental balance sheet information related to operating leases follows:

At March 31, 2019
Right of use operating lease asset (in millions)	$18.0
Right of use operating lease liability (in millions)	$18.3

Weighted average remaining lease term (years)	15.3
Weighted average discount rate	3.4%

Future minimum lease payments (in thousands), by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms in excess of one year as of March 31, 2019 are as follows:

At March 31, 2019
Year 1	$2,552
Year 2	2,300
Year 3	1,920
Year 4	1,904
Year 5	1,665
After Year 5	13,793
Total undiscounted payments	24,134
Less: imputed interest	(5,838)
Present value of lease payments (ROU operating lease liability)	$18,296

As of March 31, 2019, the Company has an additional operating lease for a building that has not yet commenced of approximately $0.8 million. This operating lease will commence in fiscal year 2019 with a lease term of 7 years.

Future minimum lease payments (in thousands), by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms in excess of one year as of December 31, 2018 are as follows:

At December 31, 2018
Year 1	$2,537
Year 2	2,332
Year 3	1,950
Year 4	1,868
Year 5	1,738
After Year 5	14,165
Total	$24,590

The Company’s rental expense for its office facilities for the year ended December 31, 2018 totaled $2.4 million.

NOTE 11 – SUPPLEMENTAL SEGMENT INFORMATION

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

The following tables present selected financial information for the Company’s reportable business segments for the three months ended March 31, 2019 and 2018:

	Community	Mortgage
For the Three Months Ended March 31, 2019	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$42,476	390	15	(100)	42,781
Interest expense	8,756	128	556	(130)	9,310
Net interest income (expense)	33,720	262	(541)	30	33,471
Provision for loan losses	700	—	—	—	700
Noninterest income from external customers	4,556	5,296	19	—	9,871
Intersegment noninterest income	242	18	—	(260)	—
Noninterest expense	18,991	4,846	310	—	24,147
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	18,827	490	(834)	12	18,495
Income tax expense (benefit)	4,046	100	(198)	2	3,950
Net income (loss)	$14,781	390	(636)	10	14,545

	Community	Mortgage
For the Three Months Ended March 31, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$37,257	431	13	(25)	37,676
Interest expense	5,084	53	461	(53)	5,545
Net interest income (expense)	32,173	378	(448)	28	32,131
Provision for loan losses	—	—	—	—	—
Noninterest income from external customers	5,059	4,924	65	—	10,048
Intersegment noninterest income	242	17	—	(259)	—
Noninterest expense	32,929	4,389	280	—	37,598
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	4,545	690	(665)	11	4,581
Income tax expense (benefit)	561	128	(168)	4	525
Net income (loss)	$3,984	562	(497)	7	4,056

The following tables present selected financial information for the Company’s reportable business segments for March 31, 2019 and December 31, 2018:

	Community	Mortgage
At March 31, 2019	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$3,839,100	91,825	619,096	(707,841)	3,842,180
Loans receivable, net	2,566,574	30,953	—	(21,938)	2,575,589
Loans held for sale	2,512	21,287	—	—	23,799
Deposits	2,829,444	—	—	(12,374)	2,817,070
Borrowed funds	348,000	21,475	32,480	(21,475)	380,480

	Community	Mortgage
At December 31, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$3,786,360	84,335	610,167	(690,114)	3,790,748
Loans receivable, net	2,494,421	30,879	—	(15,427)	2,509,873
Loans held for sale	1,450	15,522	—	—	16,972
Deposits	2,724,920	—	—	(6,727)	2,718,193
Borrowed funds	432,500	14,951	32,436	(14,951)	464,936

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 and assesses our financial condition as of March 31, 2019 as compared to December 31, 2018. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2018 included in our Form 10-K for that period. Results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period.

Cautionary Warning Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, the following:

•	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;

•	changes in economic conditions, either nationally or regionally and especially in our primary market areas, resulting in, among other things, a deterioration in credit quality;

•	changes in interest rates, or changes in regulatory environment resulting in a decline in our mortgage production and a decrease in the profitability of our mortgage banking operations;

•	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the South Carolina, North Carolina and national real estate markets;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	the rate of loan growth in recent or future years;

•	our ability to attract and retain key personnel;

•	our ability to retain our existing customers, including our deposit relationships;

•	significant increases in competitive pressure in the banking and financial services industries;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Act and regulations adopted thereunder, changes in federal or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking, mortgage banking, and financial service industries;

•	changes occurring in business conditions and inflation;

•	increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding;

•	discontinuation of a published LIBOR rate after 2021 and the impact to our assets and liabilities;
•	the impact of hurricanes and other natural disasters on our loan portfolio and the economic prospects of our coastal markets;
•	our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations;
•	changes in deposit flows;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in accounting policies, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board (“PCAOB”) and the FASB;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;

•	our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our liquidity and working capital requirements;

•	competitive pressures among depository and other financial institutions;

•	the growth rates of the markets in which we compete;

•	our anticipated strategies for growth and sources of new operating revenues;

•	our current and future products, services, applications and functionality and plans to promote them;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	the evolution of technology affecting our products, services and markets;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	management compensation and the methodology for its determination;

•	our ability to compete in our industry and innovation by our competitors;
•	increased cybersecurity risk, including potential business disruptions or financial losses;

•	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and

•	estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices and stock-based compensation.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements prove to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q and our other reports filed pursuant to the Securities Exchange Act of 1934. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

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

Executive Summary of Operating Results

The following is a summary of the Company’s financial highlights and significant events in the first quarter of 2019:

•	Net income for Q1 2019 increased 258.6% to $14.5 million, or $0.65 per diluted share, from $4.1 million, or $0.19 per diluted share for Q1 2018.

o	Accretion income from acquired loans for Q1 2019 was $1.5 million compared to $2.9 million for Q1 2018.

o	Provision for loan losses during Q1 2019 was $700,000. There was no provision for loan losses recorded during Q1 2018 primarily due to the net recoveries experienced and asset quality.

•	Operating earnings for Q1 2019, which exclude certain non-operating income and expenses, decreased 1.8% to $14.7 million, or $0.66 per diluted share, from $14.9 million, or $0.71 per diluted share, for Q1 2018.
53

•	Operating earnings for Q1 2019 have been adjusted to eliminate the following significant items:
o	The fair value loss on interest rate swaps of $1.4 million due to the continued impact of falling long-term interest rates during the quarter on the valuation of longer-duration derivatives that do not meet hedge accounting requirements. The Company uses standalone interest rate swaps to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities including duration mismatches, which includes securities. The balance sheet fair value of securities increased $6.7 million at the end of Q1 2019 compared to Q4 2018.

o	The gain on sale of securities of $1.2 million.

•	Performance ratios Q1 2019 compared to Q1 2018:

o	Return on average assets was 1.52% compared to 0.46%.

o	Operating return on average assets was 1.53% compared to 1.70%.

o	Return on average tangible equity was 13.32% compared to 4.90%.

o	Operating return on average tangible equity was 13.44% compared to 18.06%.

•	Loans receivable, gross grew $66.3 million from December 31, 2018, or at an annualized rate of 10.5%.

•	Total deposits increased $98.9 million from December 31, 2018.

•	On December 3, 2018, the Company announced that the Board of Directors had approved a plan to repurchase up to $25,000,000 in shares of the Company’s common stock through open market and privately negotiated transactions over the next three years. The Company began stock repurchases on December 4, 2018. During the first quarter, the Company repurchased 128,598 shares at an average price of $32.33. Cumulatively since December 4, 2018, the Company repurchased 304,231 shares at an average price of $31.35.

Non-GAAP Financial Measures

Statements included in this management’s discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company’s management uses these non-GAAP financial measures, including but not limited to, core deposits, tangible book value, operating earnings, allowance for loan losses to non-acquired loans, net interest margin-core and yield on loans receivable-core to evaluate and compare the Company’s operating results from period to period in a meaningful manner.

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

The following is a summary of the Company’s performance measures:

	At or for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
Performance Ratios (annualized):
Return on average stockholders’ equity	10.03%	10.85%	10.87%	12.03%	3.40%
Return on average tangible equity (Non-GAAP)	13.32%	14.53%	14.68%	17.02%	4.90%
Return on average assets	1.52%	1.67%	1.66%	1.65%	0.46%
Operating return on average stockholders’ equity (Non-GAAP)	10.11%	11.88%	10.99%	12.54%	12.51%
Operating return on average tangible equity (Non-GAAP)	13.44%	15.92%	14.85%	17.74%	18.06%
Operating return on average assets (Non-GAAP)	1.53%	1.83%	1.68%	1.72%	1.70%
Average earning assets to average total assets	89.72%	89.64%	89.59%	89.82%	89.28%
Average loans receivable to average deposits	92.12%	87.99%	87.82%	89.68%	88.75%
Average stockholders’ equity to average assets	15.17%	15.39%	15.27%	13.72%	13.57%
Net interest margin-tax equivalent (1)	4.00%	4.23%	4.15%	4.11%	4.20%
Net charge-offs (recoveries) to average loans receivable	0.02%	(0.02)%	0.02%	0.04%	(0.21)%
Nonperforming assets to period end loans receivable	0.50%	0.53%	0.49%	0.42%	0.45%
Nonperforming assets to total assets	0.34%	0.35%	0.32%	0.28%	0.30%
Nonperforming loans to total loans	0.45%	0.47%	0.43%	0.35%	0.36%
Allowance for loan losses as a percentage of gross loans receivable (end of period)	0.58%	0.57%	0.55%	0.54%	0.53%
Allowance for loan losses as a percentage of gross non-acquired loans receivable (Non-GAAP)	0.77%	0.79%	0.80%	0.80%	0.85%
Allowance for loan losses as a percentage of nonperforming loans	129.74%	123.13%	129.26%	153.84%	146.93%

(1) Net interest margin-tax equivalent reflects tax-exempt income on a tax-equivalent basis.

The following table presents a reconciliation of Non-GAAP performance measures for consolidated operating earnings and corresponding ratios:

Reconciliation of Non-GAAP Financial Measures

(Unaudited)

(In thousands, except share data)

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
As Reported:
Income before income taxes	$18,495	19,425	19,431	19,002	4,581
Tax expense	3,950	3,981	4,227	4,036	525
Net Income	$14,545	15,444	15,204	14,966	4,056

Net interest margin-tax equivalent (2)	$33,899	35,349	34,298	33,320	32,571
Purchased loan accretion and early payoff charges and deferred fees	(1,617)	(3,283)	(2,831)	(2,226)	(3,151)
Net interest margin - core (3) (Non-GAAP)	$32,282	32,066	31,467	31,094	29,420

Loans receivable interest income	$34,813	34,969	33,357	32,497	31,458
Purchased loan accretion and early payoff charges and deferred fees	(1,617)	(3,283)	(2,831)	(2,226)	(3,151)
Loans receivable interest income - core (3) (Non-GAAP)	$33,196	31,686	30,526	30,271	28,307

Average equity	$580,300	569,528	559,401	497,694	477,830
Average tangible equity (Non-GAAP)	436,630	425,105	414,205	351,703	331,047
Average assets	3,826,116	3,700,795	3,663,915	3,627,401	3,522,407
Average loans receivable	2,535,192	2,428,603	2,402,075	2,401,075	2,322,203
Average interest earning assets	3,432,818	3,322,894	3,282,426	3,253,708	3,144,910

Return on average assets	1.52%	1.67%	1.66%	1.65%	0.46%
Return on average equity	10.03%	10.85%	10.87%	12.03%	3.40%
Return on average tangible equity (Non-GAAP)	13.32%	14.53%	14.68%	17.02%	4.90%
Tangible equity to tangible assets	12.05%	11.83%	11.72%	11.45%	9.65%
Net interest margin-tax equivalent (2)	4.00%	4.23%	4.15%	4.11%	4.20%
Net interest margin-core (3) (Non-GAAP)	3.81%	3.84%	3.80%	3.83%	3.79%
Yield on loans receivable-core (3) (Non-GAAP)	5.31%	5.18%	5.04%	5.06%	4.94%

Weighted average common shares outstanding:
Basic	22,193,861	22,416,190	22,678,681	21,243,094	20,908,225
Diluted	22,381,809	22,587,466	22,898,983	21,454,039	21,119,316
Earnings per common share:
Basic	$0.66	0.69	0.67	0.70	0.19
Diluted	$0.65	0.68	0.66	0.70	0.19

Operating Earnings and Performance Ratios:
Income before income taxes	$18,495	19,425	19,431	19,002	4,581
(Gain)/loss on sale of securities	(1,194)	(346)	849	746	697
Fair value adjustments on interest rate swaps	1,371	2,222	(628)	(451)	(803)
Merger related expenses	—	—	—	506	14,710
Operating earnings before income taxes	18,672	21,301	19,652	19,803	19,185
Tax expense (1)	4,001	4,379	4,279	4,205	4,242
Operating earnings (Non-GAAP)	$14,671	16,922	15,373	15,598	14,943

Average equity	$580,300	569,528	559,401	497,694	477,830
Less average intangible assets	(143,670)	(144,423)	(145,196)	(145,991)	(146,783)
Average tangible common equity (Non-GAAP)	$436,630	425,105	414,205	351,703	331,047

Average assets	$3,826,116	3,700,795	3,663,915	3,627,401	3,522,407
Less average intangible assets	(143,670)	(144,423)	(145,196)	(145,991)	(146,783)
Average tangible assets (Non-GAAP)	$3,682,446	3,556,372	3,518,719	3,481,410	3,375,624

Operating return on average assets (Non-GAAP)	1.53%	1.83%	1.68%	1.72%	1.70%
Operating return on average equity (Non-GAAP)	10.11%	11.88%	10.99%	12.54%	12.51%
Operating return on average tangible assets (Non-GAAP)	1.59%	1.90%	1.75%	1.79%	1.77%
Operating return on average tangible equity (Non-GAAP)	13.44%	15.92%	14.85%	17.74%	18.06%

Weighted average common shares outstanding:
Basic	22,193,861	22,416,190	22,678,681	21,243,094	20,908,225
Diluted	22,381,809	22,587,466	22,898,983	21,454,039	21,119,316
Operating earnings per common share:
Basic (Non-GAAP)	$0.66	0.75	0.68	0.73	0.71
Diluted (Non-GAAP)	$0.66	0.75	0.67	0.73	0.71

(1) Tax expense is determined using the effective tax rate adjusted to eliminate the impact of the non-operating items.

(2) Net interest margin-tax equivalent reflects tax-exempt income on a tax-equivalent basis.

(3) Net interest margin-core and yield on loans - core excludes the impact of purchase accounting accretion, loan payoff charges and related deferred fees recognized related to early loan repayments.

Reconciliation of Non-GAAP Financial Measures

(Unaudited)

(In thousands, except share data)

	At the Month Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
Core deposits:
Noninterest-bearing demand accounts	$575,990	547,022	567,394	577,568	547,744
Interest-bearing demand accounts	581,424	566,527	579,522	584,719	558,942
Savings accounts	188,725	192,322	190,946	198,571	212,249
Money market accounts	458,575	431,246	453,957	458,558	463,676
Total core deposits (Non-GAAP)	1,804,714	1,737,117	1,791,819	1,819,416	1,782,611

Certificates of deposit:
Less than $250,000	923,709	875,749	863,290	788,693	791,789
$250,000 or more	88,647	105,327	104,514	100,689	102,569
Total certificates of deposit	1,012,356	981,076	967,804	889,382	894,358
Total deposits	$2,817,070	2,718,193	2,759,623	2,708,798	2,676,969

	At the Month Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018

Tangible book value per share:
Total stockholders’ equity	$589,150	575,285	564,027	551,784	475,046
Less intangible assets	(143,305)	(144,054)	(144,817)	(145,595)	(146,387)
Tangible common equity (Non-GAAP)	$445,845	431,231	419,210	406,189	328,659

Issued and outstanding shares	22,296,372	22,387,009	22,570,445	22,570,182	21,057,539
Less nonvested restricted stock awards	(111,578)	(117,966)	(135,045)	(137,345)	(136,395)
Period end dilutive shares	22,184,794	22,269,043	22,435,400	22,432,837	20,921,144

Total stockholders’ equity	$589,150	575,285	564,027	551,784	475,046
Divided by period end dilutive shares	22,184,794	22,269,043	22,435,400	22,432,837	20,921,144
Common book value per share	$26.56	25.83	25.14	24.60	22.71

Tangible common equity (Non-GAAP)	$445,845	431,231	419,210	406,189	328,659
Divided by period end dilutive shares	22,184,794	22,269,043	22,435,400	22,432,837	20,921,144
Tangible common book value per share (Non-GAAP)	$20.10	19.36	18.69	18.11	15.71

	At the Month Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
Acquired and non-acquired loans:
Acquired loans receivable	$644,461	686,401	749,442	813,688	877,012
Non-acquired gross loans receivable	1,946,149	1,837,935	1,708,022	1,613,533	1,503,006
Total gross loans receivable	$2,590,610	2,524,336	2,457,464	2,427,221	2,380,018
% Acquired	24.88%	27.19%	30.50%	33.52%	36.85%

Non-acquired loans	$1,946,149	1,837,935	1,708,022	1,613,533	1,503,006
Allowance for loan losses	15,021	14,463	13,615	12,987	12,708
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.77%	0.79%	0.80%	0.80%	0.85%

Total gross loans receivable	$2,590,610	2,524,336	2,457,464	2,427,221	2,380,018
Allowance for loan losses	15,021	14,463	13,615	12,987	12,708
Allowance for loan losses to total gross loans receivable	0.58%	0.57%	0.55%	0.54%	0.53%

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2018 Annual Report on Form 10-K, except as disclosed in Note 1 - Summary of Significant Accounting Policies in the accompanying financial statements. Refer to the notes to our consolidated financial statements in our 2018 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations

Summary

The Company reported an increase in net income for the three months ended March 31, 2019 to $14.5 million, or $0.65 per diluted share, as compared to $4.1 million, or $0.19 per diluted share, for the three months ended March 31, 2018. Included in net income for Q1 2019 and Q1 2018 was purchased loan accretion of $1.5 million and $2.9 million, respectively. Provision for loan losses during Q1 2019 was $700,000. There was no provision for loan losses recorded during Q1 2018.

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

Net interest income increased to $33.5 million for the three months ended March 31, 2019 from $32.1 million for the three months ended March 31, 2018. The increase in net interest income is a result of the increase in average interest-earning assets balances, as well as an increase in the net interest margin, excluding the impact of purchase accounting accretion, loan payoff charges and related deferred fees recognized related to early loan repayments, of two basis points over the comparable prior year quarter. The increase in average earnings assets for the three months ended March 31, 2019 is primarily the result of increased balances of securities available for sale and loans receivable.

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

	For The Three Months Ended March 31,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$13,754	164	4.84%	21,645	204	3.82%
Loans receivable, net (1)	2,535,192	34,813	5.57%	2,322,203	31,459	5.49%
Interest-bearing cash	26,698	158	2.40%	26,788	104	1.58%
Securities available for sale	833,121	7,355	3.53%	751,541	5,707	3.04%
Federal Home Loan Bank stock	20,599	262	5.16%	18,620	175	3.81%
Other investments	3,454	29	3.41%	4,113	27	2.66%
Total interest-earning assets	3,432,818	42,781	5.05%	3,144,910	37,676	4.86%
Non-earning assets	393,298			377,497
Total assets	$3,826,116			3,522,407
Interest-bearing liabilities:
Demand accounts	570,420	581	0.41%	525,927	342	0.26%
Money market accounts	445,307	1,196	1.09%	464,505	630	0.55%
Savings accounts	188,605	270	0.58%	213,068	110	0.21%
Certificates of deposit	988,236	4,256	1.75%	874,654	2,560	1.19%
Short-term borrowed funds	380,061	2,316	2.47%	330,494	1,253	1.54%
Long-term debt	59,459	691	4.71%	71,864	650	3.67%
Total interest-bearing liabilities	2,632,088	9,310	1.43%	2,480,512	5,545	0.91%
Noninterest-bearing deposits	559,345			538,486
Other liabilities	54,383			25,579
Stockholders’ equity	580,300			477,830
Total liabilities and Stockholders’ equity	$3,826,116			3,522,407
Net interest spread			3.62%			3.95%
Net interest margin	3.95%			4.14%
Net interest margin (tax-equivalent) (2)	4.00%			4.20%
Net interest income		$33,471			32,131

(1) Average balances of loans receivable, net include nonaccrual loans.

(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.95%, or 4.00% on a tax-equivalent basis, for the three months ended March 31, 2019 compared to 4.14%, or 4.20% on a tax equivalent basis, for the three months ended March 31, 2018. Q1 2019 included accretion income from acquired loans of $1.5 million (18 bps to NIM) and early payoff fees of $99,000 (1 bps to NIM) compared to Q1 2018 accretion income from acquired loans of $2.9 million (37 bps to NIM) and early payoff fees of $244,000 (3 bps) to NIM. Excluding accretion income from acquired loans and early payoff fees, Q1 net interest margin-core (Non-GAAP) was $3.81% compared to 3.79% in Q1 2018. The increase in net interest margin-core from period to period is the result of an increase in yield on securities available for sale and loans receivable.

Our net interest spread, which is not on a tax-equivalent basis, was 3.62% for the three months ended March 31, 2019 as compared to 3.95% for the same period in 2018. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 33 basis point decrease in net interest spread is a result of the 19 basis point increase in yield on interest-earning assets net of a 52 basis point increase in rates paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing because of the increases in the prime rate partially offset by the impact of lower accretion income from acquired loans and lower fees on early payoffs. The increase in rates paid on interest-bearing liabilities is primarily due to repricing because of the increase in the prime rate in addition to increased competition in our markets for deposits.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended March 31, 2019 and 2018.

	For the Three Months
	Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$14,463	11,478
Provision for loan losses	700	—
Loan charge-offs	(217)	(133)
Loan recoveries	75	1,363
Balance, end of period	$15,021	12,708

The Company experienced net charge-offs of $0.1 million for three months ended March 31, 2019 and net recoveries of $1.2 million for the three months ended March 31, 2018. Asset quality has remained relatively consistent since December 31, 2018, with nonperforming assets to total assets of 0.34% as of March 31, 2019 as compared to 0.35% as of December 31, 2018. Provision for loan loss of $700,000 was recorded during the first three months of 2019 driven primarily by organic loan growth. No provision expense for loan losses was recorded during the first three months of 2018 primarily due to the net recoveries experienced and asset quality.

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In Q1 2019 and Q1 2018, noninterest income comprised 18.9% and 21.1%, respectively, of total interest and noninterest income. The major components of noninterest income for the Company are listed below:

	For the Three Months
	Ended March 31,
	2019	2018
	(In thousands)
Noninterest income:
Mortgage banking income	$3,418	3,801
Deposit service charges	1,667	2,024
Net gain (loss) on sale of securities	1,194	(697)
Fair value adjustments on interest rate swaps	(1,371)	803
Net increase in cash value life insurance	398	390
Mortgage loan servicing income	2,638	2,025
Debit card income, net	975	927
Other	952	775
Total noninterest income	$9,871	10,048

Noninterest income decreased $0.2 million to $9.9 million for the three months ended March 31, 2019 from $10.1 million for the three months ended March 31, 2018. The decrease in noninterest income for the three months ended March 31, 2019 primarily relates to the fair value adjustment on interest rate swaps as well as decreases in mortgage banking income driven by a decrease in origination activity and closings and deposit service charges partially offset by a gain on sale of securities as well as an increase in mortgage loan servicing income due to higher average balances of serviced loans.

Mortgage loan servicing income increased $0.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in mortgage loan servicing income was primarily driven by an increase in loans serviced for the comparative periods.

The following table provides a break out of mortgage banking:

	For the Three Months Ended March 31,
	Loan Originations		Mortgage Banking Income		Margin
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
Additional segment information:
Community banking	$20,438	31,427	559	653	2.74%	2.08%
Wholesale mortgage banking	140,251	180,494	2,859	3,148	2.04%	1.74%
Total	$160,689	211,921	3,418	3,801	2.13%	1.79%
61

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months
	Ended March 31,
	2019	2018
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$13,471	13,668
Occupancy and equipment	4,121	3,652
Marketing and public relations	426	376
FDIC insurance	255	255
Recovery of mortgage loan repurchase losses	(100)	(150)
Legal expense	86	76
Other real estate expense (income), net	186	(94)
Mortgage subservicing expense	706	565
Amortization of mortgage servicing rights	1,236	979
Amortization of core deposit intangible	749	806
Merger-related expenses	—	14,710
Other	3,011	2,755
Total noninterest expense	$24,147	37,598

Noninterest expense decreased to $24.1 million for the three months ended March 31, 2019 from $37.6 million for the three months ended March 31, 2018. The decrease in noninterest expense is primarily the result of merger related expenses recognized in Q1 2018 of $14.7 million related to the acquisition of First South Bank. Excluding the impact of merger related expenses, noninterest expenses increased $1.2 million due to increases in occupancy and equipment as well as an increase in amortization of mortgage servicing rights.

Income Tax Expense

Our effective tax rate was 21.4% for three month period ended March 31, 2019, compared to 11.5% for the three month period ended March 31, 2018. The Company incurred no merger related expenses in the first quarter of 2019 compared to $14.7 million of merger related expenses in the first quarter of 2018, the effect of which reduced the effective tax rate. The Company’s tax rates also reflect tax benefits related to excess stock-based compensation.

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

At March 31, 2019, our securities portfolio, excluding FHLB stock and other investments, was $813.3 million or approximately 21.2% of our assets. Our available-for-sale securities portfolio included municipal securities, US agency securities, collateralized loan obligations, corporate securities, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $813.3 million and an amortized cost of $808.2 million resulting in a net unrealized gain of $5.1 million.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans receivable at March 31, 2019 and December 2018 were $2.6 billion and $2.5 billion, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of March 31, 2019, our loan portfolio included $2.2 billion, or 84.0%, of gross loans secured by real estate. As of December 31, 2018, our loan portfolio included $2.1 billion, or 84.8%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $66.3 million since December 31, 2018. The growth in loan balances was primarily the result of strong organic growth in commercial lending.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At March 31,		At December 31,
	2019		2018
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$725,441	28.00%	732,717	29.03%
Home equity	81,654	3.15%	83,770	3.32%
Commercial real estate	1,051,786	40.60%	1,034,117	40.96%
Construction and development	317,263	12.25%	290,494	11.51%
Consumer loans	22,411	0.87%	23,845	0.94%
Commercial business loans	392,055	15.13%	359,393	14.24%
Total gross loans receivable	2,590,610	100.00%	2,524,336	100.00%
Less:
Allowance for loan losses	15,021		14,463
Total loans receivable, net	$2,575,589		2,509,873

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At March 31, 2019
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$18,278	141,700	565,463	725,441
Home equity	12,647	19,398	49,609	81,654
Commercial real estate	95,993	694,118	261,675	1,051,786
Construction and development	92,292	184,704	40,267	317,263
Consumer loans	1,505	9,780	11,126	22,411
Commercial business loans	50,109	236,057	105,889	392,055
Total gross loans receivable	$270,824	1,285,757	1,034,029	2,590,610

Loans maturing - after one year
Variable rate loans				$803,908
Fixed rate loans				1,515,878
				$2,319,786

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of March 31, 2019, the Company had $0.4 million of PCI loans that were 90 days past due and accruing. At December 31, 2018, we had $0.6 million of credit-impaired loans under ASC 310-30 that were 90 days past due and still accruing.

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

The following table summarizes nonperforming and problem assets, excluding purchased credit impaired loans, at the end of the periods indicated.

	At March 31,	At December 31,
	2019	2018
	(In thousands)
Loans receivable:
90 days and still accruing	$—	20
Nonaccrual loans-renegotiated loans	2,872	3,086
Nonaccrual loans-other	8,708	8,635
Real estate acquired through foreclosure, net	1,335	1,534
Total Non-Performing Assets	$12,915	13,275

Problem Assets not included in Non-Performing Assets-Accruing renegotiated loans outstanding	$5,718	3,327

At March 31, 2019, nonperforming assets (non-PCI) were $12.9 million, or 0.34% of total assets. Comparatively, nonperforming assets (non-PCI) were $13.3 million, or 0.35% of total assets, at December 31, 2018. Nonperforming loans were 0.45% and 0.47% of gross loans receivable at March 31, 2019 and December 31, 2018, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $5.7 million at March 31, 2019, compared to $3.3 million at December 31, 2018. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at March 31, 2019 and December 31, 2018 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on loans greater than $250,000 at a minimum of every 18 months, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The allowance for loan losses was $15.0 million, or 0.77% of non-acquired loans, at March 31, 2019, compared to $14.5 million, or 0.79% of total non-acquired loans, at December 31, 2018. Loans acquired in business combinations were $644.5 million and $686.4 million at March 31, 2019 and December 31, 2018, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. At March 31, 2019 and December 31, 2018, acquired non-credit impaired loans had a purchase discount remaining of $9.9 million and $10.9 million, respectively.

The table below shows a reconciliation of acquired and non-acquired loans and allowance for loan losses to non-acquired loans:

	At the Month Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
	(Dollars in thousands)
Acquired and non-acquired loans:
Acquired loans receivable	$644,461	686,401	749,442	813,688	877,012
Non-acquired gross loans receivable	1,946,149	1,837,935	1,708,022	1,613,533	1,503,006
Total gross loans receivable	$2,590,610	2,524,336	2,457,464	2,427,221	2,380,018
% Acquired	24.88%	27.19%	30.50%	33.52%	36.85%

Non-acquired loans	$1,946,149	1,837,935	1,708,022	1,613,533	1,503,006
Allowance for loan losses	15,021	14,463	13,615	12,987	12,708
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.77%	0.79%	0.80%	0.80%	0.85%

Total gross loans receivable	$2,590,610	2,524,336	2,457,464	2,427,221	2,380,018
Allowance for loan losses	15,021	14,463	13,615	12,987	12,708
Allowance for loan losses to total gross loans receivable	0.58%	0.57%	0.55%	0.54%	0.53%

The Company experienced net charge-offs of $0.1 million for the three months ended March 31, 2019 and net recoveries of $1.2 million for the three months ended March 31, 2018. Asset quality has remained relatively consistent since year end, with nonperforming assets to total assets of 0.34% as of March 31, 2019 as compared to 0.35% as of December 31, 2018.

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2019 and 2018.

	For the Three Months
	Ended March 31
	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$14,463	11,478
Provision for loan losses	700	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(55)	—
Home equity	(71)	—
Commercial real estate	—	(34)
Construction and development	(9)	(1)
Consumer loans	(64)	(9)
Commercial business loans	(18)	(89)
Total loan charge-offs	(217)	(133)
Loan recoveries:
Loans secured by real estate:
One-to-four family	5	5
Home equity	5	8
Commercial real estate	9	5
Construction and development	5	1,036
Consumer loans	21	40
Commercial business loans	30	269
Total loan recoveries	75	1,363
Net loan (charge-offs) recoveries	(142)	1,230
Balance, end of period	$15,021	12,708

Allowance for loan losses as a percentage of loans receivable (end of period)	0.58%	0.53%
Net charge-offs (recoveries) to average loans receivable (annualized)	0.02%	(0.21)%

Mortgage Operations

Mortgage Activities and Servicing

Our wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans and is included in mortgage banking income in the accompanying consolidated statements of operations. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations is provided in “Results of Operations – Noninterest Income and Expense”. Additional segment information is provided in Note 11 - Supplemental Segment Information in the accompanying financial statements.

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

The Company was servicing $3.9 billion loans for others at March 31, 2019 and $4.0 billion at December 31, 2018. Mortgage servicing rights asset had a balance of $32.0 million and $32.9 million at March 31, 2019 and December 31, 2018, respectively. The economic estimated fair value of the mortgage servicing rights was $40.2 million and $40.9 million at March 31, 2019 and December 31, 2018, respectively. Amortization expense related to the mortgage servicing rights was $1.2 million and $1.0 million during the three months ended March 31, 2019 and 2018, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the three months ended March 31, 2018 and 2017.

	For the Three Months
	Ended March 31,
	2019	2018
	(In thousands)
MSR beginning balance	$32,933	21,003
Amount capitalized	336	1,695
Amount amortized	(1,236)	(979)
MSR ending balance	$32,033	21,719
68

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

The following table demonstrates the activity for the reserve for mortgage repurchase losses for the three months ended March 31, 2019 and 2018.

	For the Three Months
	Ended March 31,
	2019	2018
	(In thousands)
Beginning Balance	$1,292	1,892
Recovery of mortgage loan repurchase losses	(100)	(150)
Ending balance	$1,192	1,742

For the three months ended March 31, 2019 and 2018, the Company recorded a recovery of mortgage repurchase losses of $100,000 and $150,000, respectively. The reduction in the reserve for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. As a result of the Company’s analysis of its reserve for mortgage loan repurchase losses, the reserve was reduced accordingly.

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At March 31, 2019, deposits totaled $2.8 billion, an increase of $98.9 million from deposits of $2.7 billion at December 31, 2018. The increase in deposits since December 31, 2018 relates to continued efforts to increase our core deposits through business development.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Three Months
	Ended March 31,
	2019		2018
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$570,420	0.41%	525,927	0.26%
Money market accounts	445,307	1.09%	464,505	0.55%
Savings accounts	188,605	0.58%	213,068	0.21%
Certificates of deposit less than $100,000	515,253	1.74%	423,321	1.09%
Certificates of deposit of $100,000 or more	472,983	1.76%	451,333	1.28%
Total interest-bearing average deposits	2,192,568		2,078,154

Noninterest-bearing deposits	559,345		538,463
Total average deposits	$2,751,913		2,616,617

The maturity distribution of our time deposits of $100,000 or more is as follows:

At March 31, 2019
(In thousands)

Three months or less	$76,744
Over three through nine months	88,165
Over six through twelve months	155,219
Over twelve months	165,202
Total certificates of deposits	$485,330

Borrowings

The followings table outlines our various sources of short-term borrowed funds during the three months ended March 31, 2019 and 2018 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowings source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown. Stated period end rates are contractual rates. The average for the period rates reflect the impact of purchase accounting.

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended March 31, 2019	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$321,000	1.05% - 2.68%	405,500	380,061	2.47%

Long-term borrowed funds
Long-term FHLB advances, due 2020	27,000	1.72% - 2.70%	27,000	27,000	2.03%
Subordinated debentures, due 2032 through 2037	32,480	4.48%-6.00%	32,480	32,459	6.94%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended March 31, 2018	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$308,500	0.87% - 2.16%	379,000	330,494	1.54%

Long-term borrowed funds
Long-term FHLB advances, due 2018 through 2020	35,000	1.05% - 2.71%	42,500	39,583	1.94%
Subordinated debentures, due 2032 through 2037	32,303	3.50% - 5.00%	32,303	32,281	5.79%

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At March 31, 2019, the Company had FHLB advances of $348.0 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $404.7 million.

Lines of credit with the FRB are based on collateral pledged. At March 31, 2019, the Company had lines available with the FRB for $214.4 million. At March 31, 2019, the Company had no FRB advances outstanding.

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

The new capital guidelines also provide that all covered banking organizations must maintain a new capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in of the capital conservation buffer requirement began on January 1, 2016 and became fully phased in as of January 1, 2019.

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

On December 3, 2018, the Company announced that the Board of Directors had approved a plan to repurchase up to $25,000,000 in shares of the Company’s common stock through open market and privately negotiated transactions over the next three years. The Company began stock repurchases on December 4, 2018. During the first quarter, the Company repurchased 128,598 shares at an average price of $32.33. Cumulatively since December 4, 2018, the Company repurchased 304,231 shares at an average price of $31.35.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at March 31, 2019 and December 31, 2018 are as follows:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2019
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$441,631	15.01%	205,948	7.000%	205,948	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	472,995	16.08%	250,079	8.500%	250,079	8.500%	N/A	N/A
Total capital (to risk weighted assets)	488,016	16.59%	308,921	10.500%	308,921	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	472,995	12.84%	147,313	4.000%	147,313	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	465,111	15.81%	205,891	7.000%	205,891	7.000%	191,185	6.50%
Tier 1 capital (to risk weighted assets)	465,111	15.81%	250,011	8.500%	250,011	8.500%	235,305	8.00%
Total capital (to risk weighted assets)	480,132	16.32%	308,837	10.500%	308,837	10.500%	294,131	10.00%
Tier 1 capital (to total average assets)	465,111	12.63%	147,255	4.000%	147,255	4.000%	184,069	5.00%

December 31, 2018
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$431,568	15.19%	181,094	6.375%	198,848	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	462,888	16.29%	223,704	7.875%	241,459	8.500%	N/A	N/A
Total capital (to risk weighted assets)	477,351	16.80%	280,518	9.875%	298,273	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	462,888	13.01%	142,270	4.000%	142,270	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	454,181	16.00%	180,948	6.375%	198,688	7.000%	184,496	6.50%
Tier 1 capital (to risk weighted assets)	454,181	16.00%	223,524	7.875%	241,264	8.500%	227,072	8.00%
Total capital (to risk weighted assets)	468,644	16.51%	280,292	9.875%	298,032	10.500%	283,840	10.00%
Tier 1 capital (to total average assets)	454,181	12.76%	142,392	4.000%	142,392	4.000%	177,990	5.00%

The following table provides the amount of dividends and dividend payout ratios (dividends declared divided by net income) for the three months ended March 31, 2019 and 2018.

	For the Three Months
	Ended March 31,
	2019	2018
	(Dollars in thousands)
Dividends declared	$1,785	1,052
Dividend payout ratios	12.27%	25.94%

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

At March 31, 2019, we had issued commitments to extend credit of approximately $436.0 million through various types of lending arrangements. There were 57 standby letters of credit included in the commitments for $22.6 million. Total variable rate commitments were $313.3 million and fixed rate commitments were $122.7 million.

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

As of March 31, 2019, the following table summarizes the forecasted impact on net interest income using a base case scenario given downward movements in interest rates of 100 and 200 basis points and upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market condition.

		Annualized Hypothetical
Interest Rate Scenario		Percentage Change in
Change	Prime Rate	Net Interest Income

(2.00)%	3.50%	(9.70)%
(1.00)%	4.50%	(3.90)%
0.00%	5.50%	0.00%
1.00%	6.50%	0.70%
2.00%	7.50%	2.10%
3.00%	8.50%	3.30%

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

Accounting, Reporting, and Regulatory Matters

Information regarding recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of the financial information by the Company are included in Note 1 - Summary of Significant Accounting Polices in the accompanying financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for fiscal years ended December 31, 2018, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable

(b) Not applicable

(c) Issuer purchases of Registered Equity Securities:

On December 3, 2018, the Company announced that the Board of Directors had approved a plan to repurchase up to $25,000,000 in shares of the Company’s common stock through open market and privately negotiated transactions over the next three years. The Company began stock repurchases on December 4, 2018. During the first quarter, the Company repurchased 128,598 shares at an average price of $32.33. Cumulatively since December 4, 2018, the Company repurchased 304,231 shares at an average price of $31.35.

The following table reflects share repurchase activity during the first quarter of 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31	104,936	$31.87	104,936	$16,274,800
February 1 - February 28	11,936	34.74	11,936	15,860,092
March 1 - March 31	11,726	34.03	11,726	15,461,071
	128,598		128,598	$15,461,071

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: May 10, 2019	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	/s/ William A. Gehman III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization by and between Carolina Financial Corporation and First South Bancorp, Inc. dated June 9, 2017. (1)

4.1	Restated Certificate of Incorporation.(2)

4.2	Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016).

4.3	Amendment to Restated certificate of Incorporation (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2018).

4.4	Amended and Restated Bylaws.(3)

4.5	Specimen Common Stock Certificate.(4)

4.6	See Exhibits 4.1, 4.2, and 4.3 for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws which define the rights of the stockholders.

10.1	Second Amendment to the Employment Agreement between CresCom Bank and M.J. Huggins, III.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation as of and for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2017.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on August 31, 2015.

(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2016.

(4)	Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 10 filed on February 26, 2014.
79