Form 10-Q
period 2019-06-30
CAROLINA FINANCIAL CORP
filed 2019-08-09
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

843-723-7700
(Registrant's telephone number, including area code)

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

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class:	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	CARO	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2019
Common Stock, $0.01 par value per share	22,270,538 shares

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
	(In thousands)
ASSETS
Cash and due from banks	$34,614	28,857
Interest-bearing cash	33,804	33,276
Cash and cash equivalents	68,418	62,133
Securities available-for-sale (cost of $780,103 at June 30, 2019 and $844,461 at December 31, 2018)	791,151	842,801
Federal Home Loan Bank stock, at cost	19,900	21,696
Other investments	3,501	3,450
Derivative assets	2,399	4,032
Loans held for sale	28,521	16,972
Loans receivable, net of allowance for loan losses of $15,867 at June 30, 2019 and $14,463 at December 31, 2018	2,635,369	2,509,873
Premises and equipment, net	59,829	60,866
Right of use operating lease asset	17,516	—
Accrued interest receivable	12,920	13,494
Real estate acquired through foreclosure, net	1,218	1,534
Deferred tax assets, net	1,512	5,786
Mortgage servicing rights	29,640	32,933
Cash value life insurance	59,294	58,728
Core deposit intangible	14,978	16,462
Goodwill	127,592	127,592
Other assets	14,316	12,396
Total assets	$3,888,074	3,790,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$616,823	547,022
Interest-bearing deposits	2,189,286	2,171,171
Total deposits	2,806,109	2,718,193
Short-term borrowed funds	370,500	405,500
Long-term debt	46,525	59,436
Right of use operating lease liability	17,807	—
Derivative liabilities	3,910	1,232
Drafts outstanding	13,908	8,129
Advances from borrowers for insurance and taxes	6,515	4,100
Accrued interest payable	2,450	1,591
Reserve for mortgage repurchase losses	1,092	1,292
Dividends payable to stockholders	2,007	1,576
Accrued expenses and other liabilities	11,672	14,414
Total liabilities	3,282,495	3,215,463
Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued or outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 22,284,981 and 22,387,009 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	223	224
Additional paid-in capital	404,578	408,224
Retained earnings	192,910	167,173
Accumulated other comprehensive income (loss), net of tax	7,868	(336)
Total stockholders' equity	605,579	575,285
Total liabilities and stockholders' equity	$3,888,074	3,790,748

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except share data)
Interest income
Loans	$36,571	32,753	71,548	64,416
Investment securities	7,108	6,359	14,464	12,066
Dividends from Federal Home Loan Bank stock	331	263	593	438
Other interest income	125	102	311	234
Total interest income	44,135	39,477	86,916	77,154
Interest expense
Deposits	6,796	4,248	13,100	7,891
Short-term borrowed funds	2,429	1,705	4,745	2,958
Long-term debt	627	619	1,318	1,269
Total interest expense	9,852	6,572	19,163	12,118
Net interest income	34,283	32,905	67,753	65,036
Provision for loan losses	680	559	1,380	559
Net interest income after provision for loan losses	33,603	32,346	66,373	64,477
Noninterest income
Mortgage banking income	4,318	4,215	7,736	8,017
Deposit service charges	1,678	1,988	3,346	4,012
Net loss on extinguishment of debt	(31)	—	(31)	—
Net gain (loss) on sale of securities	1,941	(746)	3,135	(1,443)
Fair value adjustments on interest rate swaps	(2,164)	451	(3,535)	1,255
Net increase in cash value life insurance	398	385	796	775
Mortgage loan servicing income	2,566	2,090	5,204	4,114
Debit card income, net	1,215	1,267	2,191	2,194
Other	1,310	1,377	2,261	2,152
Total noninterest income	11,231	11,027	21,103	21,076
Noninterest expense
Salaries and employee benefits	13,159	13,541	26,630	27,210
Occupancy and equipment	4,116	4,094	8,237	7,747
Marketing and public relations	448	322	874	698
FDIC insurance	247	265	502	520
Recovery of mortgage loan repurchase losses	(100)	(150)	(200)	(300)
Legal expense	127	157	213	233
Other real estate expense, net	106	105	294	11
Mortgage subservicing expense	770	568	1,474	1,132
Amortization of mortgage servicing rights	1,342	889	2,578	1,868
Impairment of mortgage servicing rights	1,300	—	1,300	—
Amortization of core deposit intangible	735	849	1,484	1,598
Merger related expenses	—	506	—	15,216
Other	3,228	3,225	6,239	6,037
Total noninterest expense	25,478	24,371	49,625	61,970
Income before income taxes	19,356	19,002	37,851	23,583
Income tax expense	4,282	4,036	8,232	4,561
Net income	$15,074	14,966	29,619	19,022
Earnings per common share:
Basic	$0.68	0.70	1.33	0.91
Diluted	$0.67	0.70	1.32	0.90
Dividends declared per common share	$0.09	0.06	0.17	0.11
Weighted average common shares outstanding:
Basic	22,189,508	21,243,094	22,191,673	20,961,182
Diluted	22,372,273	21,454,039	22,374,534	21,174,936

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$15,074	14,966	29,619	19,022

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	7,943	(1,759)	15,879	(8,323)
Tax effect	(1,986)	440	(3,970)	2,081

Reclassification adjustment for (gain) loss included in earnings	(1,941)	746	(3,135)	1,443
Tax effect	485	(187)	784	(361)

Unrealized (loss) gain on interest rate swaps designated as cash flow hedges	(1,128)	356	(1,806)	1,363
Tax effect	282	(89)	452	(341)
Other comprehensive income (loss), net of tax	3,655	(493)	8,204	(4,138)

Comprehensive income	$18,729	14,473	37,823	14,884

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2017	21,022,202	$210	348,037	123,537	3,597	475,381
Stock awards, net of forfeitures	42,807	1	105	—	—	106
Vested stock awards surrendered in cashless exercise	(12,534)	—	(210)	(279)	—	(489)
Stock options exercised	5,064	—	56	—	—	56
Stock-based compensation expense, net	—	—	633	—	—	633
Net income	—	—	—	4,056	—	4,056
Dividends declared to stockholders	—	—	—	(1,052)	—	(1,052)
Other comprehensive loss, net of tax	—	—	—	—	(3,645)	(3,645)
Balance, March 31, 2018	21,057,539	211	348,621	126,262	(48)	475,046

Issuance of common stock, net of offering expenses	1,500,000	15	63,007	—	—	63,022
Stock awards, net of forfeitures	15,198	—	8	—	—	8
Vested stock awards surrendered in cashless exercise	(2,555)	—	(36)	(74)	—	(110)
Stock options exercised	—	—	—	—	—	—
Stock-based compensation expense, net	—	—	700	—	—	700
Net income	—	—	—	14,966	—	14,966
Dividends declared to stockholders	—	—	—	(1,355)	—	(1,355)
Other comprehensive loss, net of tax	—	—	—	—	(493)	(493)
Balance, June 30, 2018	22,570,182	$226	412,300	139,799	(541)	551,784

Balance, December 31, 2018	22,387,009	$224	408,224	167,173	(336)	575,285
Stock awards, net of forfeitures	35,708	—	124	—	—	124
Vested stock awards surrendered in cashless exercise	(11,421)	—	(315)	(88)	—	(403)
Stock options exercised	13,674	—	246	—	—	246
Stock repurchase plan, net of commissions	(128,598)	(1)	(4,156)	—	—	(4,157)
Stock-based compensation expense, net	—	—	746	—	—	746
Net income	—	—	—	14,545	—	14,545
Dividends declared to stockholders	—	—	—	(1,785)	—	(1,785)
Other comprehensive income, net of tax	—	—	—	—	4,549	4,549
Balance, March 31, 2019	22,296,372	223	404,869	179,845	4,213	589,150

Stock awards, net of forfeitures	9,197	—	1	—	—	1
Vested stock awards surrendered in cashless exercise	(811)	—	(28)	(2)	—	(30)
Stock options exercised	10,128	—	83	—	—	83
Stock repurchase plan, net of commissions	(29,905)	—	(1,027)	—	—	(1,027)
Stock-based compensation expense, net	—	—	680	—	—	680
Net income	—	—	—	15,074	—	15,074
Dividends declared to stockholders	—	—	—	(2,007)	—	(2,007)
Other comprehensive income, net of tax	—	—	—	—	3,655	3,655
Balance, June 30, 2019	22,284,981	$223	404,578	192,910	7,868	605,579

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$29,619	19,022
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,380	559
Amortization of unearned discount/premium on investments, net	2,016	2,520
Accretion of deferred loan fees	(1,248)	(981)
Accretion of acquired loans	(2,992)	(4,817)
Amortization of core deposit intangibles	1,484	1,598
(Gain) loss on sale of available-for-sale securities, net	(3,135)	1,443
Mortgage banking income	(7,736)	(8,017)
Originations of loans held for sale	(379,242)	(450,286)
Proceeds from sale of loans held for sale	375,429	454,122
Loss on extinguishment of debt	31	—
Amortization of fair value adjustments on subordinated debentures	89	88
Recovery of mortgage loan repurchase losses	(200)	(300)
Fair value adjustments on interest rate swaps	3,535	(1,255)
Stock-based compensation	1,426	1,333
Increase in cash surrender value of bank owned life insurance	(796)	(775)
Depreciation	2,155	2,001
Loss (gain) on sale of real estate acquired through foreclosure	174	(53)
Write-down of real estate acquired through foreclosure	—	126
Originations of mortgage servicing rights	(585)	(4,491)
Impairment of mortgage servicing rights	1,300	—
Amortization of mortgage servicing rights	2,578	1,868
Decrease (increase) in:
Accrued interest receivable	574	(672)
Other assets	(2,875)	7,158
Increase (decrease) in:
Accrued interest payable	859	434
Dividends payable to stockholders	431	303
Accrued expenses and other liabilities	(1,070)	(2,033)
Cash flows provided by operating activities	23,201	18,895

Continued
7

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(113,659)	(215,651)
Maturities, payments and calls	43,123	57,796
Proceeds from sales	136,013	85,300
Decrease in Federal Home Loan Bank stock	1,796	46
Increase in loans receivable, net	(123,250)	(101,036)
Purchases of premises and equipment	(1,128)	(3,145)
Proceeds from sale of real estate acquired through foreclosure	756	1,398
Cash flows used in investing activities	(56,349)	(175,292)

Cash flows from financing activities:
Net increase in deposit accounts	87,916	103,869
Net decrease in Federal Home Loan Bank advances	(48,031)	(12,000)
Net increase in drafts outstanding	5,779	3,130
Net increase in advances from borrowers for insurance and taxes	2,415	1,553
Cash dividends paid on common stock	(3,792)	(2,407)
Proceeds from exercise of stock options	329	56
Proceeds from issuance of common stock	—	63,022
Cash paid for common stock repurchase	(5,184)	—
Cash flows provided by financing activities	39,432	157,223
Net increase in cash and cash equivalents	6,284	826
Cash and cash equivalents, beginning of period	62,133	81,252
Cash and cash equivalents, end of period	$68,418	82,078

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$18,304	11,684
Income taxes paid, net of refunds	6,816	63
Noncash investing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$614	91

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

At June 30, 2019, statutory business trusts (“Trusts”) created or acquired by the Company had outstanding trust preferred securities with an aggregate par value of $36.0 million. The principal assets of the Trusts are $37.1 million of the Company's subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $1.1 million of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

On July 15, 2019, the Company announced the execution of an agreement and plan of merger and reorganization, by and between the Company and Carolina Trust BancShares, Inc. (“Carolina Trust”), pursuant to which, subject to the terms and conditions set forth therein, Carolina Trust will merge with and into the Company, with the Company as the surviving corporation of the merger. Refer to Note 2 - Business Combinations for more information.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2019. There have been no significant changes to the accounting policies as disclosed in the Company's Form 10-K, except as reflected in Recently Adopted Accounting Pronouncements of this Note 1 – Summary of Significant Accounting Policies.

Management's Estimates

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

Management uses available information to recognize losses on loans and foreclosed real estate. However, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and foreclosed real estate. It is reasonably possible that the allowance for loan losses and valuation of foreclosed real estate may change materially in the near term.

Earnings Per Share

Basic earnings per share (“EPS”) represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock (non-vested shares), restricted stock units (“RSUs”) and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options, unvested restricted stock, RSUs, and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the period of the Company's stock.

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

On July 24, 2019, the Company's Board of Directors declared a $0.09 dividend per common share, payable on October 4, 2019, to stockholders of record on September 13, 2019.

On July 15, 2019, the Company and Carolina Trust BancShares, Inc., the parent company of Carolina Trust Bank (together, “Carolina Trust”), jointly announced the signing of a definitive merger agreement. Carolina Trust had assets of $617 million at June 30, 2019. Refer to Note 2 – Business Combinations for more information.

Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on stockholders' equity or net income as previously reported.

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

The Company implemented internal controls as well as lease accounting software to facilitate the preparation of financial information. The Company is largely accounting for our existing operating leases consistent with prior guidance except for the incremental balance sheet recognition for leases. There was no cumulative effect adjustment to retained earnings as of January 1, 2019. On January 1, 2019, the Company recorded a ROU operating lease asset and corresponding operating lease liability of $18.4 million and $18.8 million, respectively, on the consolidated balance sheet. The new standard did not have a material impact on the Company's results of operations or cash flows.

During the first quarter of 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 amends the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification (“ASC”) to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The Company adopted the guidance using the modified retrospective approach on January 1, 2019. The guidance did not have a material effect on the Company's financial statements, particularly as the Company has not recorded any hedge ineffectiveness since inception.

During the first quarter of 2019, the Company adopted ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Cost (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for the premium to the earliest call date. The Company adopted the guidance using the modified retrospective approach on January 1, 2019. The guidance did not have a material effect on the Company's consolidated financial statements.

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

In May 2017, Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”). ASU 2017-09 provides clarity when applying guidance to a change to the terms or conditions of a share-based payment award. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU No. 2017-09 and its related amendments on its required effective date of January 1, 2018. The amendments have been applied to awards modified on or after the adoption date. The Company has determined that this guidance did not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance: (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances. The Company's revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. A description of the Company's revenue streams accounted for under ASC 606, Revenue from Contracts with Customers follows:

Deposit service charges: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

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

Recently Issued Accounting Pronouncements

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses and related to recognition and measurement of financial instruments will be effective for the Company for reporting periods beginning after December 15, 2019. Refer below for further information surrounding the Company's adoption of these standards. The amendments related to hedging were effective for the Company for interim and annual periods beginning after December 15, 2018. These amendments did not have a material effect on the Company's financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today's two-step impairment test under ASC 350 and eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The amendments should be adopted prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has determined that this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. While early adoption was permitted beginning in the first quarter of 2019, we do not expect to early adopt the standard.

The Company's preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company's consolidated financial statements, in particular the level of the reserve for credit losses over the contractual life of the loans. In addition, the guidance eliminates the current guidance for purchased credit impaired loans, and requires an increase in the allowance for loan losses and an increase in the recorded investment of purchased credit impaired loans for the nonaccretable difference. In addition to the allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio's composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. While the guidance changes the measurement of the allowance, it does not change the Company's credit risk of our lending and securities portfolios or the ultimate losses in those portfolios.

The Company is continuing to assess the impact that this new guidance will have on its consolidated financial statements and refine its models, fulfill data needs for new disclosures and draft accounting policies through its cross-functional implementation team. The team has assigned roles and responsibilities, key tasks to complete, and a timeline to be followed. The implementation team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, and conferences. The Company has engaged an outside consultant to assist with the methodology review and validation, as well as other key aspects of implementing the standard.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – BUSINESS COMBINATIONS

Pending Acquisition of Carolina Trust BancShares, Inc.

On July 15, 2019, the Company announced the execution of an agreement and plan of merger and reorganization, by and between the Company and Carolina Trust BancShares, Inc. (“Carolina Trust”), pursuant to which, subject to the terms and conditions set forth therein, Carolina Trust will merge with and into the Company, with the Company as the surviving corporation of the merger. The agreement provides that as soon as practicable following the merger, Carolina Trust's wholly-owned subsidiary, Carolina Trust Bank, will merge with and into the Bank, with the Bank as the surviving entity. The Company anticipates closing the merger during the first quarter of 2020.

Pursuant to the merger agreement, each share of Carolina Trust common stock will be converted into the right to receive 0.3000 shares of the Company's common stock, or $10.57 in cash for each share of the Company's common stock outstanding, subject to election and proration such that the aggregate consideration will consist of 90% Carolina Financial stock and 10% cash. Cash will also be paid in lieu of fractional shares. The aggregate merger consideration equals $100.1 million as of July 12, 2019, based on closing price of a share of the Company's common stock as of that date.

NOTE 3 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available-for-sale at June 30, 2019 and December 31, 2018 follows:

	June 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Municipal securities	$174,055	6,993	(43)	181,005	212,215	2,768	(1,269)	213,714
US government agencies	10,000	422	—	10,422	24,772	505	—	25,277
Collateralized loan obligations	234,181	116	(983)	233,314	231,172	119	(592)	230,699
Corporate securities	6,927	51	(16)	6,962	6,915	69	(24)	6,960
Mortgage-backed securities:
Agency	178,882	2,589	(737)	180,734	199,518	427	(2,425)	197,520
Non-agency	164,941	2,627	(53)	167,515	158,803	423	(1,695)	157,531
Total mortgage-backed securities	343,823	5,216	(790)	348,249	358,321	850	(4,120)	355,051
Trust preferred securities	11,117	1,772	(1,690)	11,199	11,066	1,713	(1,679)	11,100
Total	$780,103	14,570	(3,522)	791,151	844,461	6,024	(7,684)	842,801

The Company had no held-to-maturity securities as of June 30, 2019 or December 31, 2018.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2019 follows:

	At June 30, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$1,531	1,531
One to five years	6,744	6,818
Six to ten years	95,105	96,930
After ten years	676,723	685,872
Total	$780,103	791,151

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Proceeds	$64,979	34,122	136,013	85,300

Realized gains	$1,941	55	3,387	69
Realized losses	—	(801)	(252)	(1,512)
Total investment securities gains (losses), net	$1,941	(746)	3,135	(1,443)

At June 30, 2019, the Company had pledged securities with a market value of $79.5 million for Federal Home Loan Bank (“FHLB”) advances. At December 31, 2018, the Company had pledged securities with a market value of $84.3 million for FHLB advances.

At June 30, 2019, the Company had pledged $156.1 million of securities to secure public agency funds. At December 31, 2018, the Company had pledged $165.5 million of securities to secure public agency funds.

The following tables summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At June 30, 2019
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$3,041	3,038	(3)	4,024	3,984	(40)	7,065	7,022	(43)
US government agencies	—	—	—	—	—	—	—	—	—
Collateralized loan obligations	102,792	102,455	(337)	56,528	55,882	(646)	159,320	158,337	(983)
Corporate securities	—	—	—	483	467	(16)	483	467	(16)
Mortgage-backed securities:
Agency	2,867	2,854	(13)	49,944	49,220	(724)	52,811	52,074	(737)
Non-agency	73	72	(1)	13,683	13,631	(52)	13,756	13,703	(53)
Total mortgage-backed securities	2,940	2,926	(14)	63,627	62,851	(776)	66,567	65,777	(790)
Trust preferred securities	—	—	—	8,193	6,503	(1,690)	8,193	6,503	(1,690)
Total	$108,773	108,419	(354)	132,854	129,687	(3,167)	241,627	238,106	(3,522)
15

	At December 31, 2018
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$12,395	12,331	(64)	55,189	53,984	(1,205)	67,584	66,315	(1,269)
US government agencies	—	—	—	—	—	—	—	—	—
Collateralized loan obligations	146,913	146,344	(569)	5,000	4,977	(23)	151,913	151,321	(592)
Corporate securities	2,980	2,956	(24)	—	—	—	2,980	2,956	(24)
Mortgage-backed securities:
Agency	14,615	14,450	(165)	120,325	118,065	(2,260)	134,940	132,515	(2,425)
Non-agency	71,376	70,709	(667)	43,138	42,110	(1,028)	114,514	112,819	(1,695)
Total mortgage-backed securities	85,991	85,159	(832)	163,463	160,175	(3,288)	249,454	245,334	(4,120)
Trust preferred securities	—	—	—	8,214	6,535	(1,679)	8,214	6,535	(1,679)
Total	$248,279	246,790	(1,489)	231,866	225,671	(6,195)	480,145	472,461	(7,684)

The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospect of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or a portion may be recognized in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment.

At June 30, 2019 and December 31, 2018, the Company had 80 and 214, respectively, individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company's investments were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows testing as needed, and determined that no OTTI expense was necessary during 2019 or 2018.

NOTE 4 – DERIVATIVES

In the ordinary course of business, the Company enters into various types of derivative transactions. For its related mortgage banking activities, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. The Company's objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivative instruments not related to mortgage banking activities primarily relate to interest rate swap agreements.

The derivative positions of the Company at June 30, 2019 and December 31, 2018 are as follows:

	At June 30,		At December 31,
	2019		2018
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$—	—	1,232	45,000
Non-hedging derivatives:
Interest rate swaps	279	35,000	1,198	50,000
Mortgage loan interest rate lock commitments	1,590	131,734	1,199	76,571
Mortgage loan forward sales commitments	530	20,833	403	13,241
Total derivative assets	$2,399	187,567	4,032	184,812

Derivative liabilities:
Cash flow hedges:
Interest rate swaps	$574	45,000	—	—
Non-hedging derivatives:
Interest rate swaps	2,886	50,000	937	50,000
Mortgage-backed securities forward sales commitments	450	93,000	295	52,000
Total derivative liabilities	$3,910	188,000	1,232	102,000

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

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using certain interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval processes for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds the maximum senior officer's lending authority, the loan request will be considered by the management loan committee, or MLC, which is comprised of five members, all of whom are part of the senior management team of the Bank. The MLC meets weekly to approve loans with total loan commitment relationships generally exceeding $2.5 million. The loan authority of the MLC is equal to two-thirds of the legal lending limit of the Bank which is equivalent to the in-house loan limit. Total credit exposure above the in-house limit requires approval by the majority of the board of directors. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full Board of Directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

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

Commercial Real Estate. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed 80%. We also generally require that a borrower's cash flow exceed 120% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

Real Estate Construction and Development Loans. We offer fixed and adjustable rate residential and commercial construction loan financing to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. We believe that construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property. We attempt to reduce risk associated with construction and development loans by obtaining personal guarantees and by keeping the maximum loan-to-value ratio at or below 65%-80% of the lesser of cost or appraised value, depending on the project type. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower's cash flow.

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

The Company's primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company purchases nationally syndicated commercial and industrial loans. These loans typically have terms of seven years and are generally tied to a floating rate index such as LIBOR or prime. To effectively manage this line of business, the Company has an experienced senior lending executive who leads a team with relevant experience to manage this area of this segment of the loan portfolio. In addition, the Company engaged a consulting firm that specializes in syndicated loans to assist in monitoring performance analytics. As of June 30, 2019, and December 31, 2018, there were approximately $96.9 million and $99.8 million in broadly syndicated loans outstanding. Syndicated loans are grouped within commercial business loans below.

The Bank originates leases, primarily on equipment utilized for business purposes, with terms that generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease. Most leases provide 100% of the cost of the equipment and are secured by the leased equipment. The Company requires the leased equipment to be insured and that we be listed as a loss payee and named as an additional insured on the insurance policy. We manage credit risk associated with our lease financing loan class based upon the dollar amount of the lease and the level of credit risk. We follow a formal review process that entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance. As of June 30, 2019, and December 31, 2018, there were approximately $19.4 million and $23.1 million in lease receivables outstanding. Lease receivables are grouped within commercial business loans below.

Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 72 months. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Loans receivable, net at June 30, 2019 and December 31, 2018 are summarized by category as follows:

	At June 30,		At December 31,
	2019		2018
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$734,652	27.71%	732,717	29.03%
Home equity	77,375	2.92%	83,770	3.32%
Commercial real estate	1,094,754	41.29%	1,034,117	40.96%
Construction and development	317,035	11.96%	290,494	11.51%
Consumer loans	23,554	0.89%	23,845	0.94%
Commercial business loans	403,866	15.23%	359,393	14.24%
Total gross loans receivable	2,651,236	100.00%	2,524,336	100.00%
Less:
Allowance for loan losses	15,867		14,463
Total loans receivable, net	$2,635,369		2,509,873

Loans receivable, net at June 30, 2019 and December 31, 2018 for purchased non-credit impaired loans and nonacquired loans are summarized by category as follows:

	At June 30,		At December 31,
	2019		2018
Purchased Non-Credit Impaired Loans		% of Total		% of Total
(ASC 310-20) and Nonacquired Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$726,773	27.87%	723,641	29.24%
Home equity	77,353	2.97%	83,717	3.38%
Commercial real estate	1,069,623	41.02%	1,004,420	40.59%
Construction and development	314,341	12.05%	287,673	11.63%
Consumer loans	23,514	0.90%	23,792	0.96%
Commercial business loans	396,040	15.19%	351,194	14.20%
Total gross loans receivable	2,607,644	100.00%	2,474,437	100.00%
Less:
Allowance for loan losses	15,677		14,463
Total loans receivable, net	$2,591,967		2,459,974

Loans receivable, net at June 30, 2019 and December 31, 2018 for purchased credit impaired loans are summarized by category below.

	At June 30,		At December 31,
	2019		2018
Purchased Credit Impaired		% of Total		% of Total
Loans (ASC 310-30):	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$7,879	18.07%	9,077	18.19%
Home equity	22	0.06%	53	0.11%
Commercial real estate	25,131	57.65%	29,696	59.51%
Construction and development	2,694	6.18%	2,821	5.65%
Consumer loans	40	0.09%	53	0.11%
Commercial business loans	7,826	17.95%	8,199	16.43%
Total gross loans receivable	43,592	100.00%	49,899	100.00%
Less:
Allowance for loan losses	190		—
Total loans receivable, net	$43,402		49,899

Included in the loan totals, net of purchase discount, were $601.2 million and $686.4 million in loans acquired through acquisitions at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, the purchase discount on acquired non-credit impaired loans was $9.1 million and $10.9 million, respectively. No allowance for loan losses related to the acquired loans was recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

PCI loans are aggregated into pools of loans based on common risk characteristics such as the type of loan, payment status, or collateral type. The Company estimates the amount and timing of expected cash flows for each purchased loan pool and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the pool (accretable yield). The excess of the pool's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

At June 30, 2019, the outstanding balance and recorded investment of PCI loans was $56.3 million and $43.6 million, respectively. At December 31, 2018, the outstanding balance and recorded investment of PCI loans was $63.7 million and $49.9 million, respectively.

The following table presents changes in the value of PCI loans receivable for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of period	$47,328	71,030	49,899	78,415
Net reductions for payments, foreclosures, and accretion	(3,736)	(6,512)	(6,307)	(13,897)
Balance at end of period	$43,592	64,518	43,592	64,518

The following table presents changes in the value of the accretable yield for PCI loans for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Accretable yield, beginning of period	$20,171	15,745	19,908	12,536
Accretion and interest income	(1,262)	(1,224)	(2,575)	(2,556)
Reclassification from nonaccretable balance, net(a)	238	207	712	3,403
Other changes, net(b)	170	(58)	1,272	1,287
Accretable yield, end of period	$19,317	14,670	19,317	14,670

(a) Reclassifications from the nonaccretable balance in the three and six months ended June 30, 2019 were driven by improvement in credit quality, primarily delinquencies.

(b) Other changes, net include the impact of changes in expectations of cash flows, which may vary from period to period due to the impact of modifications and changes to prepayment assumptions, as well as the impact of changes in interest rates on variable rate loans.

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At June 30,		At December 31,
	2019		2018
	(Dollars in thousands)
Variable rate loans	$999,568	37.70%	942,348	37.33%
Fixed rate loans	1,651,668	62.30%	1,581,988	62.67%
Total loans outstanding	$2,651,236	100.00%	2,524,336	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	For the Three Months Ended June 30, 2019
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
Allowance for loan losses:	(In thousands)
Balance, beginning of period	$3,526	225	5,160	2,091	350	3,297	372	15,021
Provision for loan losses - non PCI loans	65	16	312	(151)	(11)	324	98	653
Provision for loan losses - PCI loans	(46)	—	84	(11)	—	—	—	27
Charge-offs	(93)	(7)	(32)	(7)	(36)	(44)	—	(219)
Recoveries	133	2	14	139	75	22	—	385
Balance, end of period	$3,585	236	5,538	2,061	378	3,599	470	15,867

	For the Three Months Ended June 30, 2018
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$3,010	226	4,144	2,032	75	2,873	348	12,708
Provision for loan losses - non PCI loans	240	(24)	205	49	153	(309)	246	559
Charge-offs	(147)	—	(52)	—	(129)	(27)	—	(355)
Recoveries	7	—	42	1	18	6	—	74
Balance, end of period	$3,110	202	4,339	2,082	117	2,543	594	12,987
23

	For the Six Months Ended June 30, 2019
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
Allowance for loan losses	(In thousands)
Balance, beginning of period	$3,540	203	5,097	1,969	352	2,940	362	14,463
Provision for loan losses - non PCI loans	35	104	366	(36)	28	585	108	1,190
Provision for loan losses - PCI loans	20	—	84	—	2	84	—	190
Charge-offs	(148)	(78)	(32)	(16)	(100)	(62)	—	(436)
Recoveries	138	7	23	144	96	52	—	460
Balance, end of period	$3,585	236	5,538	2,061	378	3,599	470	15,867

	For the Six Months Ended June 30, 2018
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,719	168	3,986	1,201	79	2,840	485	11,478
Provision for loan losses - non PCI loans	526	26	392	(155)	118	(456)	109	559
Charge-offs	(147)	—	(86)	(1)	(138)	(116)	—	(488)
Recoveries	12	8	47	1,037	58	275	—	1,437
Balance, end of period	$3,110	202	4,339	2,082	117	2,543	594	12,987

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At June 30, 2019:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$90	9	273	323	—	84	—	779
Collectively evaluated for impairment	3,475	227	5,181	1,738	376	3,431	470	14,898
Purchased credit impaired	20	—	84	—	2	84	—	190
Total allowance for loan losses	$3,585	236	5,538	2,061	378	3,599	470	15,867

Loans receivable ending balances:
Individually evaluated for impairment	$5,218	33	7,701	2,059	74	2,696	—	17,781
Collectively evaluated for impairment	721,555	77,320	1,061,922	312,282	23,440	393,344	—	2,589,863
Purchased credit impaired loans	7,879	22	25,131	2,694	40	7,826	—	43,592
Total loans receivable	$734,652	77,375	1,094,754	317,035	23,554	403,866	—	2,651,236

At December 31, 2018:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$176	—	145	515	—	24	—	860
Collectively evaluated for impairment	3,364	203	4,952	1,454	352	2,916	362	13,603
Total allowance for loan losses	$3,540	203	5,097	1,969	352	2,940	362	14,463

Loans receivable ending balances:
Individually evaluated for impairment	$4,687	249	5,105	1,866	31	2,853	—	14,791
Collectively evaluated for impairment	718,953	83,468	999,316	285,807	23,761	348,341	—	2,459,646
Purchased credit impaired loans	9,077	53	29,696	2,821	53	8,199	—	49,899
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	—	2,524,336

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of June 30, 2019 and December 31, 2018. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At June 30, 2019			At December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$4,314	4,412	—	3,083	3,241	—
Home equity	—	—	—	249	249	—
Commercial real estate	4,148	4,148	—	2,679	2,694	—
Construction and development	691	691	—	323	323	—
Consumer loans	74	85	—	31	31	—
Commercial business loans	2,345	2,345	—	2,697	2,698	—
	11,572	11,681	—	9,062	9,236	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	904	904	90	1,604	1,665	176
Home equity	33	33	9	—	—	—
Commercial real estate	3,553	3,553	273	2,426	2,426	145
Construction and development	1,368	1,368	323	1,543	1,543	515
Consumer loans	—	—	—	—	—	—
Commercial business loans	351	366	84	156	156	24
	6,209	6,224	779	5,729	5,790	860

Total:
Loans secured by real estate:
One-to-four family	5,218	5,316	90	4,687	4,906	176
Home equity	33	33	9	249	249	—
Commercial real estate	7,701	7,701	273	5,105	5,120	145
Construction and development	2,059	2,059	323	1,866	1,866	515
Consumer loans	74	85	—	31	31	—
Commercial business loans	2,696	2,711	84	2,853	2,854	24
	$17,781	17,905	779	14,791	15,026	860
26

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$4,009	23	2,199	(14)	4,018	41	2,107	2
Home equity	—	—	17	—	52	—	8	1
Commercial real estate	4,183	25	2,971	(31)	3,899	57	3,012	49
Construction and development	697	5	267	5	631	5	267	9
Consumer loans	61	3	20	—	49	3	21	—
Commercial business loans	2,542	33	183	9	2,253	66	103	14
	11,492	89	5,657	(31)	10,902	172	5,518	75

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,382	6	1,481	5	1,223	14	1,489	16
Home equity	8	—	88	(3)	4	—	96	—
Commercial real estate	3,810	27	1,839	18	3,461	46	1,793	39
Construction and development	717	—	1,447	—	1,114	—	922	(4)
Consumer loans	—	—	—	—	—	—	—	—
Commercial business loans	88	—	159	2	47	—	164	5
	6,005	33	5,014	22	5,849	60	4,464	56

Total:
Loans secured by real estate:
One-to-four family	5,391	29	3,680	(9)	5,241	55	3,596	18
Home equity	8	—	105	(3)	56	—	104	1
Commercial real estate	7,993	52	4,810	(13)	7,360	103	4,805	88
Construction and development	1,414	5	1,714	5	1,745	5	1,189	5
Consumer loans	61	3	20	—	49	3	21	—
Commercial business loans	2,630	33	342	11	2,300	66	267	19
	$17,497	122	10,671	(9)	16,751	232	9,982	131

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of June 30, 2019 and December 31, 2018.

	At June 30, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$729	368	—	75	177	541	1,890
60-89 days past due	1,860	—	—	35	8	97	2,000
90 days or more past due	3,132	—	2,905	798	77	548	7,460
Total past due	5,721	368	2,905	908	262	1,186	11,350
Current	728,931	77,007	1,091,849	316,127	23,292	402,680	2,639,886
Total loans receivable	$734,652	77,375	1,094,754	317,035	23,554	403,866	2,651,236

	At June 30, 2019
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$703	368	—	68	177	518	1,834
60-89 days past due	1,739	—	—	35	8	97	1,879
90 days or more past due	2,831	—	2,705	73	77	548	6,234
Total past due	5,273	368	2,705	176	262	1,163	9,947
Current	721,500	76,985	1,066,918	314,165	23,252	394,877	2,597,697
Total loans receivable	$726,773	77,353	1,069,623	314,341	23,514	396,040	2,607,644

	At June 30, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$26	—	—	7	—	23	56
60-89 days past due	121	—	—	—	—	—	121
90 days or more past due	312	—	202	725	—	—	1,239
Total past due	459	—	202	732	—	23	1,416
Current	7,420	22	24,929	1,962	40	7,803	42,176
Total loans receivable	$7,879	22	25,131	2,694	40	7,826	43,592
28

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$503	723	1,780	180	296	793	4,275
60-89 days past due	1,677	213	120	588	31	632	3,261
90 days or more past due	4,133	373	3,054	105	117	602	8,384
Total past due	6,313	1,309	4,954	873	444	2,027	15,920
Current	726,404	82,461	1,029,163	289,621	23,401	357,366	2,508,416
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

	At December 31, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$378	720	1,037	172	296	793	3,396
60-89 days past due	1,313	213	120	559	31	632	2,868
90 days or more past due	3,686	373	2,895	106	117	602	7,779
Total past due	5,377	1,306	4,052	837	444	2,027	14,043
Current	718,264	82,411	1,000,368	286,836	23,348	349,167	2,460,394
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$126	3	743	7	—	—	879
60-89 days past due	364	—	—	30	—	—	394
90 days or more past due	447	—	158	—	—	—	605
Total past due	937	3	901	37	—	—	1,878
Current	8,140	50	28,795	2,784	53	8,199	48,021
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899

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

The following is a schedule of loans receivable, by portfolio segment, on nonaccrual at June 30, 2019 and December 31, 2018.

	At June 30,	At December 31,
	2019	2018
	(In thousands)
Loans secured by real estate:
One-to-four family	$4,309	4,471
Home equity	32	454
Commercial real estate	5,970	3,663
Construction and development	1,823	1,675
Consumer loans	79	107
Commercial business loans	954	1,351
	$13,167	11,721

There were no non-PCI loans past due 90 days and still accruing at June 30, 2019 and one non-PCI loan past due 90 days and still accruing for $20,000 at December 31, 2018.

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

Special mention: A special mention loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution's credit position at some future date.

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of June 30, 2019 and December 31, 2018.

	At June 30, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$728,432	77,211	1,073,621	312,254	23,362	398,976	2,613,856
Special Mention	336	130	10,285	2,195	102	1,457	14,505
Substandard	5,884	34	10,848	2,586	90	3,433	22,875
Total loans receivable	$734,652	77,375	1,094,754	317,035	23,554	403,866	2,651,236

Performing	$730,031	77,343	1,088,582	314,487	23,475	402,912	2,636,830
Nonperforming:
90 days past due still accruing	312	—	202	725	—	—	1,239
Nonaccrual	4,309	32	5,970	1,823	79	954	13,167
Total nonperforming	4,621	32	6,172	2,548	79	954	14,406
Total loans receivable	$734,652	77,375	1,094,754	317,035	23,554	403,866	2,651,236

	At June 30, 2019
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$721,310	77,189	1,056,749	310,744	23,327	391,840	2,581,159
Special Mention	209	130	6,249	1,771	102	1,305	9,766
Substandard	5,254	34	6,625	1,826	85	2,895	16,719
Total loans receivable	$726,773	77,353	1,069,623	314,341	23,514	396,040	2,607,644

Performing	$722,464	77,321	1,063,653	312,518	23,435	395,086	2,594,477
Nonperforming:
90 days past due still accruing	—	—	—	—	—	—	—
Nonaccrual	4,309	32	5,970	1,823	79	954	13,167
Total nonperforming	4,309	32	5,970	1,823	79	954	13,167
Total loans receivable	$726,773	77,353	1,069,623	314,341	23,514	396,040	2,607,644
31

	At June 30, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$7,122	22	16,872	1,510	35	7,136	32,697
Special Mention	127	—	4,036	424	—	152	4,739
Substandard	630	—	4,223	760	5	538	6,156
Total loans receivable	$7,879	22	25,131	2,694	40	7,826	43,592

Performing	$7,567	22	24,929	1,969	40	7,826	42,353
Nonperforming:
90 days past due still accruing	312	—	202	725	—	—	1,239
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	312	—	202	725	—	—	1,239
Total loans receivable	$7,879	22	25,131	2,694	40	7,826	43,592

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$727,921	83,382	1,016,064	287,559	23,613	353,742	2,492,281
Special Mention	417	—	9,914	534	103	2,166	13,134
Substandard	4,379	388	8,139	2,401	129	3,485	18,921
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

Performing	$727,799	83,316	1,030,296	288,819	23,718	358,042	2,511,990
Nonperforming:
90 days past due still accruing	447	—	158	—	20	—	625
Nonaccrual	4,471	454	3,663	1,675	107	1,351	11,721
Total nonperforming	4,918	454	3,821	1,675	127	1,351	12,346
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336
32

	At December 31, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$720,177	83,336	995,319	285,927	23,571	346,487	2,454,817
Special Mention	—	—	5,524	71	103	1,379	7,077
Substandard	3,464	381	3,577	1,675	118	3,328	12,543
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

Performing	$719,170	83,263	1,000,757	285,998	23,665	349,843	2,462,696
Nonperforming:
90 days past due still accruing	—	—	—	—	20	—	20
Nonaccrual	4,471	454	3,663	1,675	107	1,351	11,721
Total nonperforming	4,471	454	3,663	1,675	127	1,351	11,741
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$7,745	45	20,745	1,632	42	7,255	37,464
Special Mention	418	—	4,390	463	—	787	6,058
Substandard	914	8	4,561	726	11	157	6,377
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899

Performing	$8,630	53	29,538	2,821	53	8,199	49,294
Nonperforming:
90 days past due still accruing	447	—	158	—	—	—	605
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	447	—	158	—	—	—	605
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

Troubled Debt Restructurings

At June 30, 2019, there were $8.4 million in loans designated as troubled debt restructurings of which $3.1 million were accruing. At June 30, 2018, there were $6.3 million in loans designated as troubled debt restructurings of which $5.0 million were accruing. At December 31, 2018, there were $6.4 million in loans designated as troubled debt restructurings of which $3.3 million were accruing.

There were no loans identified as troubled debt restructurings during the three months ended June 30, 2019 and June 30, 2018.

There was one one-to-four family loan and four commercial real estate loans designated as a troubled debt restructuring during the six months ended June 30, 2019. All loans were designated as a troubled debt restructuring due to a payment structure change. The pre-modification and post-modification recorded investment were $2.7 million.

There was one commercial real estate loan and one construction and development loan designated as a troubled debt restructuring during the six months ended June 30, 2018. All loans were designated as a troubled debt restructuring due to an interest rate change. The pre-modification and post-modification recorded investment were $1.7 million.

Four commercial real estate loans restructured in the twelve months prior to June 30, 2019 totaling $2.7 million in principal went into default during the three and six months ended June 30, 2019. No loans restructured in the twelve months prior to June 30, 2018 went into default during the three and six months ended June 30, 2018.

NOTE 6 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in real estate acquired through foreclosure for the periods ended June 30, 2019 and December 31, 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of period	$1,335	1,963	1,534	3,106
Additions	248	74	614	91
Sales	(365)	(185)	(930)	(1,345)
Write downs	—	(126)	—	(126)
Balance at end of period	$1,218	1,726	1,218	1,726

A summary of the composition of real estate acquired through foreclosure follows:

	At June 30,	At December 31,
	2019	2018
	(In thousands)
Real estate loans:
One-to-four family	$189	204
Commercial real estate	248	—
Construction and development	781	1,330
	$1,218	1,534

As of June 30, 2019, the Company had approximately $5.2 million of loans in the process of foreclosure. At December 31, 2018, the Company had approximately $4.5 million of loans in the process of foreclosure.

NOTE 7 - DEPOSITS

Deposits outstanding by type of account at June 30, 2019 and December 31, 2018 are summarized as follows:

	At June 30,	At December 31,
	2019	2018
	(In thousands)
Noninterest-bearing demand accounts	$616,823	547,022
Interest-bearing demand accounts	561,094	566,527
Savings accounts	184,764	192,322
Money market accounts	437,716	431,246
Certificates of deposit:
Less than $250,000	921,309	875,749
$250,000 or more	84,403	105,327
Total certificates of deposit	1,005,712	981,076
Total deposits	$2,806,109	2,718,193

The aggregate amount of brokered certificates of deposit was $182.1 million and $174.1 million at June 30, 2019 and December 31, 2018, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $44.1 million and $39.4 million at June 30, 2019 and December 31, 2018, respectively.

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

The Company has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

The Company determines the fair value of its financial instruments based on the fair value hierarchy established under ASC 820-10, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the financial instrument's fair value measurement in its entirety. There are three levels of inputs that may be used to measure fair value. The three levels of inputs of the valuation hierarchy are defined below:

Level 1	Quoted prices (unadjusted) in active markets for identical assets and liabilities for the instrument or security to be valued. Level 1 assets include marketable equity securities as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by U.S. Government sponsored enterprises, and mortgage loans held-for-sale are generally included in this category. Certain private equity investments that invest in publicly traded companies are also considered Level 2 assets.

Level 3	Unobservable inputs that are supported by little, if any, market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect The Company's own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily includes collateral-dependent impaired loans, other real estate, certain equity investments, and certain private equity investments.
36

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2019 and December 31, 2018:

	Quoted market	Significant other	Significant other
	price in active	observable inputs	unobservable inputs
	markets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2019
Available-for-sale investment securities:
Municipal securities	$—	181,005	—
US government agencies	—	10,422	—
Collateralized loan obligations	—	233,314	—
Corporate securities	—	6,962	—
Mortgage-backed securities:
Agency	—	180,734	—
Non-agency	—	167,515	—
Trust preferred securities	—	11,199	—
Loans held for sale	—	28,521	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps	279	—	—
Mortgage loan interest rate lock commitments	—	1,590	—
Mortgage loan forward sales commitments	—	530	—
Derivative liabilities:
Cash flow hedges
Interest rate swaps	574	—	—
Non-hedging derivatives:
Interest rate swaps	2,886	—	—
Mortgage-backed securities forward sales commitments	—	450	—

December 31, 2018
Available-for-sale investment securities:
Municipal securities	$—	213,714	—
US government agencies	—	25,277	—
Collateralized loan obligations	—	230,699	—
Corporate securities	—	6,960	—
Mortgage-backed securities:
Agency	—	197,520	—
Non-agency	—	157,531	—
Trust preferred securities	—	11,100	—
Loans held for sale	—	16,972	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	1,232	—	—
Non-hedging derivatives:
Interest rate swaps	1,198	—	—
Mortgage loan interest rate lock commitments	—	1,199	—
Mortgage loan forward sales commitments	—	403	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	937	—	—
Mortgage-backed securities forward sales commitments	—	295	—

Securities Available-for-Sale

Fair values for investment securities available-for-sale are measured on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At June 30, 2019 and December 31, 2018 the Company's investment securities available-for-sale are recurring Level 2.

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

Derivative Assets and Liabilities

Fair values for derivative assets and liabilities are measured on a recurring basis. The primary use of derivative instruments is related to the mortgage banking activities of the Company. The Company's wholesale mortgage banking subsidiary enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, the Company records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, the Company assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. The Company also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary's historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the “pull-through” percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.

Derivative instruments not related to mortgage banking activities include interest rate swap agreements. Fair values for these instruments are based on quoted market prices, when available. As such, the fair value adjustments for derivatives with fair values based on quoted market prices in an active market are recurring Level 1.

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2019 and December 31, 2018:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2019
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	5,128
Home equity	—	—	24
Commercial real estate	—	—	7,428
Construction and development	—	—	1,736
Consumer loans	—	—	74
Commercial business loans	—	—	2,612
Real estate owned:
One-to-four family	—	—	189
Commercial real estate	—	—	248
Construction and development	—	—	781
Mortgage servicing rights	—	—	34,210

December 31, 2018
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,511
Home equity	—	—	249
Commercial real estate	—	—	4,960
Construction and development	—	—	1,351
Consumer loans	—	—	31
Commercial business loans	—	—	2,829
Real estate owned:
One-to-four family	—	—	204
Construction and development	—	—	1,330
Mortgage servicing rights	—	—	40,880

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2019 and December 31, 2018
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
averaging 11% - 13% in 2019
Weighted average prepayment rates
averaging 6% - 7% in 2018

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

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of carrying value or fair value on a nonrecurring basis. Fair value is based upon independent appraisals or management's estimation of the collateral and is considered a Level 3 measurement. When the OREO value is based upon a current appraisal or when a current appraisal is not available or there is estimated further impairment, the measurement is considered a Level 3 measurement.

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

The Company recorded a $1.3 million temporary impairment of mortgage servicing rights in the second quarter of 2019, primarily in the 2018 tranche. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of the MSR asset.

The carrying amount and estimated fair value of the Company's financial instruments at June 30, 2019 and December 31, 2018 are as follows:

	At June 30, 2019
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$34,614	34,614	34,614	—	—
Interest-bearing cash	33,804	33,804	33,804	—	—
Securities available-for-sale	791,151	791,151	—	791,151	—
Federal Home Loan Bank stock	19,900	19,900	—	—	19,900
Other investments	3,501	3,501	—	—	3,501
Derivative assets	2,399	2,399	279	2,120	—
Loans held for sale	28,521	28,521	—	28,521	—
Loans receivable, net	2,635,369	2,632,656	—	—	2,632,656
Accrued interest receivable	12,920	12,920	—	12,920	—
Real estate acquired through foreclosure	1,218	1,218	—	—	1,218
Mortgage servicing rights	29,640	34,210	—	—	34,210

Financial liabilities:
Deposits	2,806,109	2,808,158	—	2,808,158	—
Short-term borrowed funds	370,500	370,472	—	370,472	—
Long-term debt	46,525	48,252	—	48,252	—
Derivative liabilities	3,910	3,910	3,460	450	—
Drafts outstanding	13,908	13,908	—	13,908	—
Advances from borrowers for insurance and taxes	6,515	6,515	—	6,515	—
Accrued interest payable	2,450	2,450	—	2,450	—
Dividends payable to stockholders	2,007	2,007	—	2,007	—
41

	At December 31, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$28,857	28,857	28,857	—	—
Interest-bearing cash	33,276	33,276	33,276	—	—
Securities available-for-sale	842,801	842,801	—	842,801	—
Federal Home Loan Bank stock	21,696	21,696	—	—	21,696
Other investments	3,450	3,450	—	—	3,450
Derivative assets	4,032	4,032	2,430	1,602	—
Loans held for sale	16,972	16,972	—	16,972	—
Loans receivable, net	2,509,873	2,506,384	—	—	2,506,384
Accrued interest receivable	13,494	13,494	—	13,494	—
Real estate acquired through foreclosure	1,534	1,534	—	—	1,534
Mortgage servicing rights	32,933	40,880	—	—	40,880

Financial liabilities:
Deposits	2,718,193	2,721,885	—	2,721,885	—
Short-term borrowed funds	405,500	405,532	—	405,532	—
Long-term debt	59,436	61,922	—	61,922	—
Derivative liabilities	1,232	1,232	937	295	—
Drafts outstanding	8,129	8,129	—	8,129	—
Advances from borrowers for insurance and taxes	4,100	4,100	—	4,100	—
Accrued interest payable	1,591	1,591	—	1,591	—
Dividends payable to stockholders	1,576	1,576	—	1,576	—

	At June 30, 2019		At December 31, 2018
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$439,088	—	379,170	—
Standby letters of credit	22,107	—	13,797	—

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

Loans receivable

During the first quarter of 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which were applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. The technique used prior to adopting the amendments included in the standard, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company's loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company's loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company's loan portfolio.

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

Short-term borrowed funds

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Estimated fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Long-term debt

The estimated fair values of the Company's long-term debt are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

Off-balance sheet financial instruments

Contract values and fair values for off-balance sheet, credit-related financial instruments are based on estimated fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties' credit standing.

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

The following is a summary of the reconciliation of average shares outstanding for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	22,189,508	22,189,508	21,243,094	21,243,094
Effect of dilutive securities	—	182,765	—	210,945
Weighted average shares outstanding	22,189,508	22,372,273	21,243,094	21,454,039

	For the Six Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	22,191,673	22,191,673	20,961,182	20,961,182
Effect of dilutive securities	—	182,861	—	213,754
Weighted average shares outstanding	22,191,673	22,374,534	20,961,182	21,174,936

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of June 30, 2019 and 2018 used to calculate book value per share:

	As of June 30,
	2019	2018

Issued and outstanding shares	22,284,981	22,570,182
Less nonvested restricted stock awards	(109,728)	(137,345)
Period end dilutive shares	22,175,253	22,432,837

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

Operating lease expense was $0.7 million for the three months ended June 30, 2019, and $1.3 million for the six months ended June 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $0.7 million for the three months ended June 30, 2019, and $1.3 million for the six months ended June 30, 2019. We do not apply the recognition requirements of ASC 842 to short-term leases and recognize the lease payments on a straight-line basis over the lease term. The rate implicit in the lease is not readily determinable for the Company's leases. Accordingly, the incremental borrowing rate, giving consideration to the FHLB borrowing rate, is based on the information available at commencement date and is used to determine the present value of lease payments.

Supplemental balance sheet information related to operating leases follows:

At June 30, 2019
Right of use operating lease asset (in millions)	$17.5
Right of use operating lease liability (in millions)	$17.8

Weighted average remaining lease term (years)	15.4
Weighted average discount rate	3.4%

Future minimum lease payments (in thousands), by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms in excess of one year as of June 30, 2019 are as follows:

At June 30, 2019
Year 1	$2,490
Year 2	2,177
Year 3	1,909
Year 4	1,890
Year 5	1,563
After Year 5	13,463
Total undiscounted payments	23,492
Less: imputed interest	(5,685)
Present value of lease payments (ROU operating lease liability)	$17,807

As of June 30, 2019, the Company has an additional operating lease for a building that has not yet commenced of approximately $0.7 million. This operating lease is expected to commence in the third quarter of 2019 with a lease term of 7 years.

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

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

The following tables present selected financial information for the Company's reportable business segments for the three and six months ended June 30, 2019 and 2018:

	Community	Mortgage
For the Three Months Ended June 30, 2019	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$43,781	469	15	(130)	44,135
Interest expense	9,303	153	551	(155)	9,852
Net interest income (expense)	34,478	316	(536)	25	34,283
Provision for loan losses	700	(20)	—	—	680
Noninterest income from external customers	5,299	5,921	11	—	11,231
Intersegment noninterest income	242	—	—	(242)	—
Noninterest expense	19,020	6,126	332	—	25,478
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	20,299	(109)	(859)	25	19,356
Income tax expense (benefit)	4,495	(17)	(202)	6	4,282
Net income (loss)	$15,804	(92)	(657)	19	15,074
46

	Community	Mortgage
For the Three Months Ended June 30, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$39,060	458	14	(55)	39,477
Interest expense	6,066	77	506	(77)	6,572
Net interest income (expense)	32,994	381	(492)	22	32,905
Provision for loan losses	534	25	—	—	559
Noninterest income from external customers	5,570	5,434	23	—	11,027
Intersegment noninterest income	242	9	—	(251)	—
Noninterest expense	19,348	4,748	275	—	24,371
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	18,924	811	(746)	13	19,002
Income tax expense (benefit)	3,996	213	(178)	5	4,036
Net income (loss)	$14,928	598	(568)	8	14,966

	Community	Mortgage
For the Six Months Ended June 30, 2019	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$86,257	859	30	(230)	86,916
Interest expense	18,060	281	1,106	(284)	19,163
Net interest income (expense)	68,197	578	(1,076)	54	67,753
Provision for loan losses	1,400	(20)	—	—	1,380
Noninterest income from external customers	9,855	11,217	31	—	21,103
Intersegment noninterest income	484	18	—	(502)	—
Noninterest expense	38,010	10,972	643	—	49,625
Intersegment noninterest expense	—	480	4	(484)	—
Income (loss) before income taxes	39,126	381	(1,692)	36	37,851
Income tax expense (benefit)	8,540	83	(398)	7	8,232
Net income (loss)	$30,586	298	(1,294)	29	29,619

	Community	Mortgage
For the Six Months Ended June 30, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$76,317	889	27	(79)	77,154
Interest expense	11,150	130	968	(130)	12,118
Net interest income (expense)	65,167	759	(941)	51	65,036
Provision for loan losses	534	25	—	—	559
Noninterest income from external customers	10,630	10,358	88	—	21,076
Intersegment noninterest income	483	26	—	(509)	—
Noninterest expense	52,278	9,137	554	1	61,970
Intersegment noninterest expense	—	480	3	(483)	—
Income (loss) before income taxes	23,468	1,501	(1,410)	24	23,583
Income tax expense (benefit)	4,556	341	(345)	9	4,561
Net income (loss)	$18,912	1,160	(1,065)	15	19,022
47

The following tables present selected financial information for the Company's reportable business segments for June 30, 2019 and December 31, 2018:

	Community	Mortgage
At June 30, 2019	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$3,885,045	87,893	631,784	(716,648)	3,888,074
Loans receivable, net	2,626,687	26,867	—	(18,185)	2,635,369
Loans held for sale	4,035	24,486	—	—	28,521
Deposits	2,815,416	—	—	(9,307)	2,806,109
Borrowed funds	384,500	17,746	32,525	(17,746)	417,025

	Community	Mortgage
At December 31, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$3,786,360	84,335	610,167	(690,114)	3,790,748
Loans receivable, net	2,494,421	30,879	—	(15,427)	2,509,873
Loans held for sale	1,450	15,522	—	—	16,972
Deposits	2,724,920	—	—	(6,727)	2,718,193
Borrowed funds	432,500	14,951	32,436	(14,951)	464,936

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 and assesses our financial condition as of June 30, 2019 as compared to December 31, 2018. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2018 included in our Form 10-K for that period. Results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period.

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
49

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

Pending Acquisition of Carolina Trust BancShares, Inc.

On July 15, 2019, the Company announced the execution of an agreement and plan of merger and reorganization, by and between the Company and Carolina Trust BancShares, Inc. (“Carolina Trust”), pursuant to which, subject to the terms and conditions set forth therein, Carolina Trust will merge with and into the Company, with the Company as the surviving corporation of the merger. The agreement provides that as soon as practicable following the merger, Carolina Trust's wholly-owned subsidiary, Carolina Trust Bank, will merge with and into the Bank, with the Bank as the surviving entity. The Company anticipates closing the merger during the first quarter of 2020. Pursuant to the merger agreement, each share of Carolina Trust common stock will be converted into the right to receive 0.3000 shares of the Company's common stock, or $10.57 in cash for each share of the Company's common stock outstanding, subject to election and proration such that the aggregate consideration will consist of 90% Carolina Financial stock and 10% cash. Cash will also be paid in lieu of fractional shares. The aggregate merger consideration equals $100.1 million as of July 12, 2019, based on closing price of a share of the Company's common stock as of that date.

Executive Summary of Operating Results

The following is a summary of the Company's financial highlights and significant events in the second quarter of 2019:

•	Net income for Q2 2019 increased 0.7% to $15.1 million, or $0.67 per diluted share, from $15.0 million, or $0.70 per diluted share for Q2 2018.

o	Accretion income from acquired loans for Q2 2019 was $1.5 million compared to $1.9 million for Q2 2018.

•	Operating earnings for Q2 2019, which exclude certain non-operating income and expenses, increased 4.2% to $16.3 million, or $0.73 per diluted share, from $15.6 million, or $0.73 per diluted share, for Q2 2018.

•	Operating earnings for Q2 2019 have been adjusted to eliminate the following significant items:

o	The fair value loss on interest rate swaps of $2.2 million due to the continued impact of falling long-term interest rates during the quarter on the valuation of longer-duration derivatives that do not meet hedge accounting requirements. The balance sheet fair value of securities increased $6.0 million at the end of Q2 2019 compared to Q1 2019.
51

o	The gain on sale of securities of $1.9 million.

o	The loss on early extinguishment of debt of approximately $31,000.

o	The temporary impairment of our mortgage servicing rights (MSR) of $1.3 million due to increased prepayment speed assumptions in the portfolio resulting from the continued impact of falling interest rates.

•	Performance ratios for Q2 2019 compared to Q2 2018:

o	Return on average assets was 1.55% compared to 1.65%.

o	Operating return on average assets was 1.68% compared to 1.72%.

o	Return on average tangible equity was 13.24% compared to 17.02%.

o	Operating return on average tangible equity was 14.28% compared to 17.74%.

•	Loans receivable, gross grew $60.6 million from March 31, 2019, or at an annualized rate of 9.4%, and grew $126.9 million, or at an annualized rate of 10.0% since December 31, 2018.

•	Total deposits decreased $11.0 million from March 31, 2019 and increased $87.9 million since December 31, 2018.

•	On December 3, 2018, the Company announced that the Board of Directors had approved a plan to repurchase up to $25 million in shares of the Company's common stock through open market and privately negotiated transactions over the next three years. The Company began stock repurchases on December 4, 2018. During the second quarter of 2019, the Company repurchased approximately 30,000 shares at an average price of $34.33. Cumulatively since December 4, 2018 through June 30, 2019, the Company repurchased approximately 334,000 shares at an average price of $31.62.

Non-GAAP Financial Measures

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company's management uses these non-GAAP financial measures, including but not limited to, core deposits, tangible book value, operating earnings, allowance for loan losses to non-acquired loans, net interest margin-core and yield on loans receivable-core to evaluate and compare the Company's operating results from period to period in a meaningful manner.

Management believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company without regard to transactional activities. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.

The following is a summary of the Company's performance measures:

	At or for the Three		At or for the Six
	Months Ended		Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Performance Ratios (annualized):
Return on average stockholders' equity	10.08%	12.03%	10.05%	7.80%
Return on average assets	1.55%	1.65%	1.54%	1.06%
Return on average tangible equity (Non-GAAP)	13.24%	17.02%	13.28%	11.15%
Average earning assets to average total assets	89.83%	89.70%	89.76%	89.50%
Average loans receivable to average deposits	93.81%	89.70%	92.98%	89.22%
Average stockholders' equity to average assets	15.42%	13.72%	15.30%	13.64%
Net interest margin-tax equivalent (1)	3.99%	4.11%	4.00%	4.15%
Net (recoveries) charge-offs to average loans receivable	(0.03)%	0.05%	—	(0.08)%
Nonperforming assets to period end loans receivable	0.54%	0.42%	0.54%	0.42%
Nonperforming assets to total assets	0.37%	0.28%	0.37%	0.28%
Nonperforming loans to total loans	0.50%	0.35%	0.50%	0.35%
Allowance for loan losses as a percentage of loans receivable (end of period)	0.60%	0.54%	0.60%	0.54%
Allowance for loan losses as a percentage of non-acquired loans receivable (Non-GAAP)	0.77%	0.80%	0.77%	0.80%
Allowance for loan losses as a percentage of nonperforming loans	120.51%	153.84%	120.51%	153.84%

(1) Net interest margin-tax equivalent reflects tax-exempt income on a tax-equivalent basis.

The following tables present a reconciliation of Non-GAAP performance measures for consolidated operating earnings and corresponding ratios:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
		(In thousands, except share data)
As Reported:
Income before income taxes	$19,356	18,495	19,425	19,431	19,002
Tax expense	4,282	3,950	3,981	4,227	4,036
Net Income	$15,074	14,545	15,444	15,204	14,966

Net interest margin-tax equivalent (2)	$34,661	33,899	35,349	34,298	33,320
Purchased loan accretion and early payoff charges and deferred fees	(1,521)	(1,617)	(3,283)	(2,831)	(2,226)
Net interest margin - core (3) (Non-GAAP)	$33,140	32,282	32,066	31,467	31,094

Loans receivable interest income	$36,325	34,813	34,969	33,357	32,497
Purchased loan accretion and early payoff charges and deferred fees	(1,521)	(1,617)	(3,283)	(2,831)	(2,226)
Loans receivable interest income - core (3) (Non-GAAP)	$34,804	33,196	31,686	30,526	30,271

Average equity	$598,196	580,300	569,528	559,401	497,694
Average tangible equity (Non-GAAP)	455,270	436,630	425,105	414,205	351,703
Average assets	3,878,269	3,826,116	3,700,795	3,663,915	3,627,402
Average loans receivable	2,610,394	2,535,192	2,428,603	2,402,075	2,401,075
Average interest earning assets	3,483,713	3,432,818	3,322,894	3,282,426	3,253,708

Return on average assets	1.55%	1.52%	1.67%	1.66%	1.65%
Return on average equity	10.08%	10.03%	10.85%	10.87%	12.03%
Return on average tangible equity (Non-GAAP)	13.24%	13.32%	14.53%	14.68%	17.02%
Tangible equity to tangible assets	12.36%	12.05%	11.83%	11.72%	11.45%
Net interest margin-tax equivalent (2)	3.99%	4.00%	4.23%	4.15%	4.11%
Net interest margin-core (3) (Non-GAAP)	3.82%	3.81%	3.84%	3.80%	3.83%
Yield on loans receivable-core (3) (Non-GAAP)	5.35%	5.31%	5.18%	5.04%	5.06%

Weighted average common shares outstanding:
Basic	22,189,508	22,193,861	22,416,190	22,678,681	21,243,094
Diluted	22,372,273	22,381,809	22,587,466	22,898,983	21,454,039
Earnings per common share:
Basic	$0.68	0.66	0.69	0.67	0.70
Diluted	$0.67	0.65	0.68	0.66	0.70

Continued

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
		(In thousands, except share data)
Operating Earnings and Performance Ratios:
Income before income taxes	$19,356	18,495	19,425	19,431	19,002
(Gain)/loss on sale of securities	(1,941)	(1,194)	(346)	849	746
Fair value adjustments on interest rate swaps	2,164	1,371	2,222	(628)	(451)
Merger related expenses	—	—	—	—	506
Loss on extinguishment of debt	31	—	—	—	—
Impairment of mortgage servicing rights	1,300	—	—	—	—
Operating earnings before income taxes	20,910	18,672	21,301	19,652	19,803
Tax expense (1)	4,653	4,001	4,379	4,279	4,205
Operating earnings (Non-GAAP)	$16,257	14,671	16,922	15,373	15,598

Average equity	$598,196	580,300	569,528	559,401	497,694
Less average intangible assets	(142,926)	(143,670)	(144,423)	(145,196)	(145,991)
Average tangible common equity (Non-GAAP)	$455,270	436,630	425,105	414,205	351,703

Average assets	$3,878,269	3,826,116	3,700,795	3,663,915	3,627,402
Less average intangible assets	(142,926)	(143,670)	(144,423)	(145,196)	(145,991)
Average tangible assets (Non-GAAP)	$3,735,343	3,682,446	3,556,372	3,518,719	3,481,411

Operating return on average assets (Non-GAAP)	1.68%	1.53%	1.83%	1.68%	1.72%
Operating return on average equity (Non-GAAP)	10.87%	10.11%	11.88%	10.99%	12.54%
Operating return on average tangible assets (Non-GAAP)	1.74%	1.59%	1.90%	1.75%	1.79%
Operating return on average tangible equity (Non-GAAP)	14.28%	13.44%	15.92%	14.85%	17.74%

Weighted average common shares outstanding:
Basic	22,189,508	22,193,861	22,416,190	22,678,681	21,243,094
Diluted	22,372,273	22,381,809	22,587,466	22,898,983	21,454,039
Operating earnings per common share:
Basic (Non-GAAP)	$0.73	0.66	0.75	0.68	0.73
Diluted (Non-GAAP)	$0.73	0.66	0.75	0.67	0.73

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

	At the Month Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
		(In thousands, except share data)
Core deposits:
Noninterest-bearing demand accounts	$616,823	575,990	547,022	567,394	577,568
Interest-bearing demand accounts	561,094	581,424	566,527	579,522	584,719
Savings accounts	184,764	188,725	192,322	190,946	198,571
Money market accounts	437,716	458,575	431,246	453,957	458,558
Total core deposits (Non-GAAP)	1,800,397	1,804,714	1,737,117	1,791,819	1,819,416

Certificates of deposit:
Less than $250,000	921,309	923,709	875,749	863,290	788,693
$250,000 or more	84,403	88,647	105,327	104,514	100,689
Total certificates of deposit	1,005,712	1,012,356	981,076	967,804	889,382
Total deposits	$2,806,109	2,817,070	2,718,193	2,759,623	2,708,798

Tangible book value per share:
Total stockholders' equity	$605,579	589,150	575,285	564,027	551,784
Less intangible assets	(142,570)	(143,305)	(144,054)	(144,817)	(145,595)
Tangible common equity (Non-GAAP)	$463,009	445,845	431,231	419,210	406,189

Issued and outstanding shares	22,284,981	22,296,372	22,387,009	22,570,445	22,570,182
Less nonvested restricted stock awards	(109,728)	(111,578)	(117,966)	(135,045)	(137,345)
Period end dilutive shares	22,175,253	22,184,794	22,269,043	22,435,400	22,432,837

Total stockholders' equity	$605,579	589,150	575,285	564,027	551,784
Divided by period end dilutive shares	22,175,253	22,184,794	22,269,043	22,435,400	22,432,837
Common book value per share	$27.31	26.56	25.83	25.14	24.60

Tangible common equity (Non-GAAP)	$463,009	445,845	431,231	419,210	406,189
Divided by period end dilutive shares	22,175,253	22,184,794	22,269,043	22,435,400	22,432,837
Tangible common book value per share (Non-GAAP)	$20.88	20.10	19.36	18.69	18.11

Acquired and non-acquired loans:
Acquired loans receivable	$601,193	644,461	686,401	749,442	813,688
Non-acquired gross loans receivable	2,050,043	1,946,149	1,837,935	1,708,022	1,613,533
Total gross loans receivable	$2,651,236	2,590,610	2,524,336	2,457,464	2,427,221
% Acquired	22.68%	24.88%	27.19%	30.50%	33.52%

Non-acquired loans	$2,050,043	1,946,149	1,837,935	1,708,022	1,613,533
Allowance for loan losses	15,867	15,021	14,463	13,615	12,987
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.77%	0.77%	0.79%	0.80%	0.80%

Total gross loans receivable	$2,651,236	2,590,610	2,524,336	2,457,464	2,427,221
Allowance for loan losses	15,867	15,021	14,463	13,615	12,987
Allowance for loan losses to total gross loans receivable	0.60%	0.58%	0.57%	0.55%	0.54%
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

Results of Operations

Summary

The Company reported an increase in net income for the three months ended June 30, 2019 to $15.1 million, or $0.67 per diluted share, as compared to $15.0 million, or $0.70 per diluted share, for the three months ended June 30, 2018. Included in net income for Q2 2019 and Q2 2018 was purchased loan accretion of $1.5 million and $1.9 million, respectively. The Company reported an increase in net income for the six months ended June 30, 2019 to $29.6 million, or $1.32 per diluted share, as compared to $19.0 million, or $0.90 per diluted share, for the six months ended June 30, 2018. Included in net income for the six months ended 2019 and 2018 was purchased loan accretion of $3.0 million and $4.8 million, respectively. Provision for loan losses during the six months ended June 30, 2019 and 2018 was $1.4 million and $0.6 million, respectively. Merger-related expenses for the six months ended June 30, 2018 were $15.2 million.

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

Net interest income increased to $34.3 million for the three months ended June 30, 2019 from $32.9 million for the three months ended June 30, 2018. Net interest income increased to $67.8 million for the six months ended June 30, 2019 from $65.0 million for the six months ended June 30, 2018. The increase in net interest income is a result of the increase in average interest-earning assets balances, primarily due to increased average balances of securities available for sale and loans receivable.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. Nonaccrual loans are included in earning assets in the following tables. Loan yields reflect the negative impact on our earnings of loans on nonaccrual status. The net capitalized loan costs and fees, which are considered immaterial, are amortized into interest income on loans.

	For The Three Months Ended June 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$21,905	246	4.50%	23,137	256	4.44%
Loans receivable, net (1)	2,610,394	36,325	5.58%	2,401,075	32,497	5.43%
Interest-bearing cash	15,712	92	2.35%	16,413	73	1.79%
Securities available for sale	811,212	7,108	3.50%	789,490	6,359	3.22%
Federal Home Loan Bank stock	21,012	331	6.32%	20,135	263	5.24%
Other investments	3,477	33	3.81%	3,458	29	3.36%
Total interest-earning assets	3,483,712	44,135	5.08%	3,253,708	39,477	4.87%
Non-earning assets	394,556			373,694
Total assets	$3,878,268			3,627,402

Interest-bearing liabilities:
Demand accounts	556,268	619	0.45%	567,079	503	0.36%
Money market accounts	441,134	1,228	1.12%	463,163	743	0.64%
Savings accounts	185,739	279	0.60%	205,586	150	0.29%
Certificates of deposit	992,967	4,670	1.89%	887,078	2,852	1.29%
Short-term borrowed funds	392,064	2,429	2.48%	362,874	1,705	1.88%
Long-term debt	50,514	627	4.98%	66,863	619	3.71%
Total interest-bearing liabilities	2,618,686	9,852	1.51%	2,552,643	6,572	1.03%
Noninterest-bearing deposits	606,468			554,495
Other liabilities	54,918			22,569
Stockholders' equity	598,196			497,694
Total liabilities and stockholders' equity	$3,878,268			3,627,402

Net interest spread			3.57%			3.84%
Net interest margin	3.95%			4.06%

Net interest margin (tax-equivalent) (2)	3.99%			4.11%
Net interest income		$34,283			32,905

(1) Average balances of loans receivable, net include nonaccrual loans.

(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.95%, or 3.99% on a tax-equivalent basis, for the three months ended June 30, 2019 compared to 4.06%, or 4.11% on a tax equivalent basis, for the three months ended June 30, 2018. Q2 2019 included accretion income from acquired loans of $1.5 million (17 bps to NIM) and early payoff fees of $46,000 (1 bps to NIM) compared to Q2 2018 accretion income from acquired loans of $1.9 million (24 bps to NIM) and early payoff fees of $300,000 (4 bps to NIM). Excluding accretion income from acquired loans and early payoff fees, Q2 net interest margin-core (Non-GAAP) was 3.82% compared to 3.83% in Q2 2018.

Our net interest spread, which is not on a tax-equivalent basis, was 3.57% for the three months ended June 30, 2019 as compared to 3.84% for the same period in 2018. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 27 basis point decrease in net interest spread is a result of the 21 basis point increase in yield on interest-earning assets net of a 48 basis point increase in rates paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing because of the increases in the prime rate partially offset by the impact of lower accretion income from acquired loans and lower fees on early payoffs. The increase in rates paid on interest-bearing liabilities is primarily due to repricing because of the increase in the prime rate in addition to increased competition in our markets for deposits. During the period between March 31, 2018 and June 30, 2019, the prime rate increased from 4.75% to 5.50%.

	For The Six Months Ended June 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$17,852	409	4.62%	22,395	460	4.14%
Loans receivable, net (1)	2,573,001	71,139	5.58%	2,361,933	63,956	5.46%
Interest-bearing cash	20,786	244	2.37%	21,676	178	1.66%
Securities available for sale	822,106	14,464	3.52%	770,620	12,066	3.13%
Federal Home Loan Bank stock	20,806	593	5.75%	19,382	438	4.56%
Other investments	3,466	67	3.90%	3,442	56	3.24%
Total interest-earning assets	3,458,017	86,916	5.07%	3,199,448	77,154	4.86%
Non-earning assets	394,319			375,469

Total assets	$3,852,336			3,574,917

Interest-bearing liabilities:
Demand accounts	563,304	1,201	0.43%	546,616	845	0.31%
Money market accounts	443,209	2,424	1.10%	463,831	1,374	0.60%
Savings accounts	187,164	549	0.59%	209,306	260	0.25%
Certificates of deposit	990,615	8,926	1.82%	880,900	5,412	1.24%
Short-term borrowed funds	386,097	4,745	2.48%	346,773	2,958	1.72%
Long-term debt	54,962	1,318	4.84%	69,350	1,269	3.69%
Total interest-bearing liabilities	2,625,351	19,163	1.47%	2,516,776	12,118	0.97%
Noninterest-bearing deposits	582,842			546,523
Other liabilities	54,846			24,097
Stockholders' equity	589,297			487,521

Total liabilities and Stockholders' equity	$3,852,336			3,574,917

Net interest spread			3.60%			3.89%
Net interest margin	3.95%			4.10%

Net interest margin (tax-equivalent) (2)	4.00%			4.15%
Net interest income		67,753			65,036

(1) Average balances of loans receivable, net include nonaccrual loans.

(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 3.95%, or 4.00% on a tax-equivalent basis, for the six months ended June 30, 2019 compared to 4.10%, or 4.15% on a tax equivalent basis, for the six months ended June 30, 2018. The yield on loans receivable during the six months ended June 30, 2019 and 2018 reflects accretion income from acquired loans of $3.0 million (18 bps to NIM) and $4.8 million (31 bps to NIM), respectively. Also reflected in the yield are early payoff fees of $145,000 (1 bps to NIM) and $553,000 (4 bps to NIM) for the six months ended June 30, 2019 and 2018, respectively. Excluding accretion income from acquired loans and early payoff fees, net interest margin-core (Non-GAAP) was $3.82% compared to 3.81% for the six months ends 2019 and 2018. The increase in net interest margin-core from period to period is the result of an increase in yield on securities available for sale and loans receivable.

Our net interest spread, which is not on a tax-equivalent basis, was 3.60% for the six months ended June 30, 2019 as compared to 3.89% for the same period in 2018. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 29 basis point decrease in net interest spread is a result of the 21 basis point increase in yield on interest-earning assets net of a 50 basis point increase in rates paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing because of the increases in the prime rate partially offset by the impact of lower accretion income from acquired loans and lower fees on early payoffs. The increase in rates paid on interest-bearing liabilities is primarily due to repricing because of the increase in the prime rate in addition to increased competition in our markets for deposits.

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

Following is a summary of the activity in the allowance for loan losses during the periods ended June 30, 2019 and 2018.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$15,021	12,708	14,463	11,478
Provision for loan losses	680	559	1,380	559
Loan charge-offs	(219)	(355)	(436)	(488)
Loan recoveries	385	74	460	1,437
Balance, end of period	$15,867	12,987	15,867	12,987

The Company experienced net recoveries of $166,000 and net charge-offs of $281,000 for three months ended June 30, 2019 and 2018. The Company experienced net recoveries of $24,000 for the six months ended June 30, 2019 and net recoveries of $949,000 for the six months ended June 30, 2018. Asset quality has remained relatively consistent since December 31, 2018, with nonperforming assets to total assets of 0.37% as of June 30, 2019 as compared to 0.35% as of December 31, 2018. Provision for loan loss of $1.4 million was recorded during the first six months of 2019 compared to provision for loan losses of $0.6 million during the first six months of 2018.

Provision expense is recorded based on our assessment of general loan loss risk as well as asset quality. The allowance for loan losses is management's estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. Management determines the allowance based on an ongoing evaluation. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. For further discussion regarding the calculation of the allowance, see the “Allowance for Loan Losses” discussion below.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In Q2 2019 and Q2 2018, noninterest income comprised 20.2% and 21.8%, respectively, of total interest and noninterest income. The major components of noninterest income for the Company are listed below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Noninterest income:
Mortgage banking income	$4,318	4,215	7,736	8,017
Deposit service charges	1,678	1,988	3,346	4,012
Net loss on extinguishment of debt	(31)	—	(31)	—
Net gain (loss) on sale of securities	1,941	(746)	3,135	(1,443)
Fair value adjustments on interest rate swaps	(2,164)	451	(3,535)	1,255
Net increase in cash value life insurance	398	385	796	775
Mortgage loan servicing income	2,566	2,090	5,204	4,114
Debit card income, net	1,215	1,267	2,191	2,194
Other	1,310	1,377	2,261	2,152
Total noninterest income	$11,231	11,027	21,103	21,076
61

Noninterest income increased $0.2 million to $11.2 million for the three months ended June 30, 2019 from $11.0 million for the three months ended June 30, 2018. Noninterest income increased by $0.1 million for the six months ended June 30, 2019 from $21.1 million for the six months ended June 30, 2018. The increase in noninterest income for the three and six months ended June 30, 2019 primarily relates to the gain on sale of securities and mortgage loan servicing income partially offset by fair value adjustments on interest rate swaps and lower deposit service charges.

Mortgage loan servicing income increased $0.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Mortgage loan servicing income increased $1.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in mortgage loan servicing income was primarily driven by an increase in loans serviced for the comparative periods.

The following table provides a break out of mortgage banking:

	Loan Originations		Mortgage Banking Income		Margin
	For the Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Additional segment information:	(Dollars in thousands)
Community banking	$29,308	32,796	765	648	2.61%	1.98%
Wholesale mortgage banking	189,245	205,569	3,553	3,567	1.88%	1.74%
Total	$218,553	238,365	4,318	4,215	1.98%	1.77%

	Loan Originations		Mortgage Banking Income		Margin
	For the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Additional segment information:	(Dollars in thousands)
Community banking	$49,746	64,223	1,324	1,302	2.66%	2.03%
Wholesale mortgage banking	329,496	386,063	6,412	6,715	1.95%	1.74%
Total	$379,242	450,286	7,736	8,017	2.04%	1.78%
62

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$13,159	13,541	26,630	27,210
Occupancy and equipment	4,116	4,094	8,237	7,747
Marketing and public relations	448	322	874	698
FDIC insurance	247	265	502	520
Recovery of mortgage loan repurchase losses	(100)	(150)	(200)	(300)
Legal expense	127	157	213	233
Other real estate expense, net	106	105	294	11
Mortgage subservicing expense	770	568	1,474	1,132
Amortization of mortgage servicing rights	1,342	889	2,578	1,868
Impairment of mortgage servicing rights	1,300	—	1,300	—
Amortization of core deposit intangible	735	849	1,484	1,598
Merger-related expenses	—	506	—	15,216
Other	3,228	3,225	6,239	6,037
Total noninterest expense	$25,478	24,371	49,625	61,970

Noninterest expense increased to $25.5 million for the three months ended June 30, 2019 from $24.4 million for the three months ended June 30, 2018. The increase in noninterest expense is primarily the result of a temporary impairment of mortgage servicing rights recorded in the second quarter of 2019 as well as an increase in the amortization of mortgage servicing rights partially offset by lower salaries and employee benefits and the impact of merger-related expenses for the three months ended June 30, 2018.

Noninterest expense decreased to $49.6 million for the six months ended June 30, 2019 from $62.0 million for the six months ended June 30, 2018. The decrease in noninterest expense is primarily the result of merger-related expenses recognized for the six months ending June 30, 2018 of $15.2 million related to the acquisition of First South Bank. Excluding the impact of merger related expenses, noninterest expenses increased $2.9 million due to the MSR impairment, an increase in occupancy and equipment expense and an increase in the amortization of mortgage servicing rights.

Income Tax Expense

Our effective tax rate was 22.1% for the three months ended June 30, 2019, compared to 21.2% for the three months ended June 30, 2018. Our effective tax rate was 21.7% for the six months ended June 30, 2019, compared to 19.3% for the six months ended June 30, 2018. The Company incurred no merger related expenses for the six months ending June 30, 2019 compared to $15.2 million of merger related expenses for the six months ended June 30, 2018. The Company's tax rates also reflect tax benefits related to excess stock-based compensation.

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

At June 30, 2019, our securities portfolio, excluding FHLB stock and other investments, was $791.1 million or approximately 20.3% of our assets. Our available-for-sale securities portfolio included municipal securities, US agency securities, collateralized loan obligations, corporate securities, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $791.1 million and an amortized cost of $780.1 million resulting in a net unrealized gain of $11.0 million.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans receivable at June 30, 2019 and December 2018 were $2.6 billion and $2.5 billion, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of June 30, 2019, our loan portfolio included $2.2 billion, or 83.9%, of gross loans secured by real estate. As of December 31, 2018, our loan portfolio included $2.1 billion, or 84.8%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, gross loans receivable increased $126.9 million since December 31, 2018. The growth in loan balances was primarily the result of strong organic growth in commercial lending.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At June 30,		At December 31,
	2019		2018
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$734,652	27.71%	732,717	29.03%
Home equity	77,375	2.92%	83,770	3.32%
Commercial real estate	1,094,754	41.29%	1,034,117	40.96%
Construction and development	317,035	11.96%	290,494	11.51%
Consumer loans	23,554	0.89%	23,845	0.94%
Commercial business loans	403,866	15.23%	359,393	14.24%
Total gross loans receivable	2,651,236	100.00%	2,524,336	100.00%
Less:
Allowance for loan losses	15,867		14,463
Total loans receivable, net	$2,635,369		2,509,873

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At June 30, 2019
		After one
	One Year	but within	After five
	or Less	five years	years	Total
		(In thousands)
Loans secured by real estate:
One-to-four family	$26,514	144,213	563,925	734,652
Home equity	12,133	17,403	47,839	77,375
Commercial real estate	125,805	740,785	228,164	1,094,754
Construction and development	90,135	184,030	42,870	317,035
Consumer loans	2,073	8,684	12,797	23,554
Commercial business loans	42,239	266,518	95,109	403,866
Total gross loans receivable	$298,899	1,361,633	990,704	2,651,236

Loans maturing - after one year
Variable rate loans				$808,011
Fixed rate loans				1,544,326
				$2,352,337

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower's loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of June 30, 2019 and December 31, 2018, the Company had $1.2 million and $0.6 million, respectively, of PCI loans that were 90 days past due and accruing.

Troubled Debt Restructurings (“TDRs”)

The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower's financial difficulties, it grants a concession to the borrower that it would not otherwise consider. Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accrual status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated repayment performance in accordance with the modified terms for a reasonable period of time, generally a minimum of six months.

The following table summarizes nonperforming and problem assets, excluding purchased credit impaired loans, at the end of the periods indicated.

	At June 30,	At December 31,
	2019	2018
	(In thousands)
Loans receivable:
90 days and still accruing	$—	20
Nonaccrual loans-renegotiated loans	5,300	3,086
Nonaccrual loans-other	7,867	8,635
Real estate acquired through foreclosure, net	1,218	1,534
Total Non-Performing Assets	$14,385	13,275

Problem Assets not included in Non-Performing Assets:
Accruing renegotiated loans outstanding	$3,108	3,327

At June 30, 2019, nonperforming assets (non-PCI) were $14.4 million, or 0.37% of total assets. Comparatively, nonperforming assets (non-PCI) were $13.3 million, or 0.35% of total assets, at December 31, 2018. Nonperforming loans were 0.50% and 0.47% of gross loans receivable at June 30, 2019 and December 31, 2018, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $3.1 million at June 30, 2019, compared to $3.3 million at December 31, 2018. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms.

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at June 30, 2019 and December 31, 2018 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on loans greater than $250,000 at a minimum of every 18 months, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

Credit quality indicators continue to show favorable metrics. The Company can make no assurances that nonperforming assets will continue to remain low in future periods. The Company continues to monitor the loan portfolio and foreclosed assets carefully and is continually working to reduce its problem assets.

Allowance for Loan Losses

The allowance for loan losses is management's estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. Management determines the allowance based on an ongoing evaluation. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The allowance consists of specific and general components.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates. To the extent actual outcomes differ from management's estimates, additional provisions for loan losses could be required that could adversely affect the Bank's earnings or financial position in future periods.

The allowance for loan losses was $15.9 million, or 0.77% of non-acquired loans, at June 30, 2019, compared to $14.5 million, or 0.79% of total non-acquired loans, at December 31, 2018. Loans acquired in business combinations were $601.1 million and $686.4 million at June 30, 2019 and December 31, 2018, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. At June 30, 2019 and December 31, 2018, acquired non-credit impaired loans had a purchase discount remaining of $9.1 million and $10.9 million, respectively.

The table below shows a reconciliation of acquired and non-acquired loans and allowance for loan losses to non-acquired loans (dollars in thousands):

	At the Month Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
Acquired and non-acquired loans:
Acquired loans receivable	$601,193	644,461	686,401	749,442	813,688
Non-acquired gross loans receivable	2,050,043	1,946,149	1,837,935	1,708,022	1,613,533
Total gross loans receivable	$2,651,236	2,590,610	2,524,336	2,457,464	2,427,221
% Acquired	22.68%	24.88%	27.19%	30.50%	33.52%

Non-acquired loans	$2,050,043	1,946,149	1,837,935	1,708,022	1,613,533
Allowance for loan losses	15,867	15,021	14,463	13,615	12,987
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.77%	0.77%	0.79%	0.80%	0.80%

Total gross loans receivable	$2,651,236	2,590,610	2,524,336	2,457,464	2,427,221
Allowance for loan losses	15,867	15,021	14,463	13,615	12,987
Allowance for loan losses to total gross loans receivable	0.60%	0.58%	0.57%	0.55%	0.54%
69

The Company experienced net recoveries of $166,000 and net charge-offs of $281,000 for three months ended June 30, 2019 and 2018. The Company experienced net recoveries of $24,000 for the six months ended June 30, 2019 and net recoveries of $949,000 for the six months ended June 30, 2018. Asset quality has remained relatively consistent since December 31, 2018, with nonperforming assets to total assets of 0.37% as of June 30, 2019 as compared to 0.35% as of December 31, 2018.

The following table summarizes the activity related to our allowance for loan losses for the three and six months ended June 30, 2019 and 2018.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2019	2018	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$15,021	12,708	14,463	11,478
Provision for loan losses	680	559	1,380	559
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(93)	(147)	(148)	(147)
Home equity	(7)	—	(78)	—
Commercial real estate	(32)	(52)	(32)	(86)
Construction and development	(7)	—	(16)	(1)
Consumer loans	(36)	(129)	(100)	(138)
Commercial business loans	(44)	(27)	(62)	(116)
Total loan charge-offs	(219)	(355)	(436)	(488)
Loan recoveries:
Loans secured by real estate:
One-to-four family	133	7	138	12
Home equity	2	—	7	8
Commercial real estate	14	42	23	47
Construction and development	139	1	144	1,037
Consumer loans	75	18	96	58
Commercial business loans	22	6	52	275
Total loan recoveries	385	74	460	1,437
Net loan recoveries (charge-offs)	166	(281)	24	949
Balance, end of period	$15,867	12,987	15,867	12,987

Allowance for loan losses as a percentage of loans receivable (end of period)	0.60%	0.54%	0.60%	0.54%
Net (recoveries) charge-offs to average loans receivable (annualized)	(0.03)%	0.05%	—	(0.08)%
70

Mortgage Operations

Mortgage Activities and Servicing

Our wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans and is included in mortgage banking income in the accompanying consolidated statements of operations. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company's profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations is provided in “Results of Operations – Noninterest Income and Expense”. Additional segment information is provided in Note 11 - Supplemental Segment Information in the accompanying financial statements.

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

The Company was servicing $3.8 billion loans for others at June 30, 2019 and $4.0 billion at December 31, 2018. Mortgage servicing rights asset had a balance of $29.6 million and $32.9 million at June 30, 2019 and December 31, 2018, respectively. The midpoint economic estimated fair value range of the mortgage servicing rights was $34.2 million and $40.9 million at June 30, 2019 and December 31, 2018, respectively. Amortization expense related to the mortgage servicing rights was $1.3 million and $0.9 million during the three months ended June 30, 2019 and 2018, respectively. Amortization expense related to the mortgage servicing rights was $2.6 million and $1.9 million during the six months ended June 30, 2019 and 2018, respectively.

71

Below is a roll-forward of activity in the balance of the servicing assets for the three and six months ended June 30, 2019 and 2018 along with the activity in the related valuation allowance.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(In thousands)
MSR beginning balance	$32,033	21,719	32,933	21,003
Amount capitalized	249	1,657	585	3,352
Purchased servicing	—	1,139	—	1,139
Amount amortized	(1,342)	(889)	(2,578)	(1,868)
MSR impairment	(1,300)	—	(1,300)	—
MSR ending balance	$29,640	23,626	29,640	23,626

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(In thousands)
MSR valuation allowance beginning balance	$—	—	—	—
Increase (reduction)	1,300	—	1,300	—
MSR valuation allowance ending balance	$1,300	—	1,300	—

The Company recorded a $1.3 million temporary impairment of mortgage servicing rights in the second quarter of 2019. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of the MSR asset.

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

72

The following table summarizes the activity for the reserve for mortgage repurchase losses for the three and six months ended June 30, 2019 and 2018.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
		(In thousands)
Beginning Balance	$1,192	1,742	1,292	1,892
Recovery of mortgage loan repurchase losses	(100)	(150)	(200)	(300)
Ending balance	$1,092	1,592	1,092	1,592

For the three months ended June 30, 2019 and 2018, the Company recorded a recovery of mortgage repurchase losses of $100,000 and $150,000, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded a recovery of mortgage repurchase losses of $200,000 and $300,000, respectively. The reduction in the reserve for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. As a result of the Company's analysis of its reserve for mortgage loan repurchase losses, the reserve was reduced accordingly.

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At June 30, 2019, deposits totaled $2.8 billion, an increase of $87.9 million from deposits of $2.7 billion at December 31, 2018. The increase in deposits since December 31, 2018 relates to continued efforts to increase our core deposits through business development.

73

The following table summarizes the average balance amounts and the average rates paid on deposits held by us.

	For the Six Months
	Ended June 30,
	2019		2018
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$563,304	0.43%	546,616	0.31%
Money market accounts	443,209	1.10%	463,831	0.60%
Savings accounts	187,164	0.59%	209,306	0.25%
Certificates of deposit less than $100,000	516,247	1.80%	428,812	1.16%
Certificates of deposit of $100,000 or more	474,368	1.83%	452,088	1.31%
Total interest-bearing average deposits	2,184,292		2,100,653

Noninterest-bearing deposits	582,842		546,523
Total average deposits	$2,767,134		2,647,176

The maturity distribution of our time deposits of $100,000 or more is as follows:

At June 30, 2019
(In thousands)
Three months or less	$89,377
Over three through six months	118,750
Over six through twelve months	90,190
Over twelve months	182,735
Total certificates of deposits	$481,052

Borrowings

The followings table outlines our various sources of short-term borrowed funds during the three and six months ended June 30, 2019 and 2018 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowings source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown. Stated period end rates are contractual rates. The average for the period rates reflect the impact of purchase accounting.

74

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended June 30, 2019	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$370,500	1.62% - 2.53%	430,500	392,064	2.48%

Long-term borrowed funds
Long-term FHLB advances, due 2020	14,000	1.76% - 2.56%	27,000	18,011	1.71%
Subordinated debentures, due 2032 through 2037	32,525	4.48% - 6.00%	32,525	32,503	6.79%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended June 30, 2018	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$354,500	1.04% - 2.71%	408,500	362,874	1.88%

Long-term borrowed funds
Long-term FHLB advances, due 2019 through 2020	14,000	1.62% - 2.09%	35,000	34,539	1.30%
Subordinated debentures, due 2032 through 2037	32,347	4.09% - 5.26%	32,347	32,324	6.29%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the six months ended June 30, 2019	(Dollars in thousands)

Short-term borrowed funds
Short-term FHLB advances	$370,500	1.05% - 2.68%	430,500	386,097	2.48%

Long-term borrowed funds
Long-term FHLB advances, due 2020	14,000	1.72% - 2.70%	27,000	22,481	1.90%
Subordinated debentures, due 2032 through 2037	32,525	4.48% - 6.00%	32,525	32,481	6.87%
75

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the six months ended June 30, 2018	(Dollars in thousands)

Short-term borrowed funds
Short-term FHLB advances	$354,500	1.04% - 2.71%	408,500	346,773	1.72%

Long-term borrowed funds
Long-term FHLB advances, due 2019 through 2020	14,000	1.62% - 2.09%	42,500	37,047	1.64%
Subordinated debentures, due 2032 through 2037	32,347	4.09% - 5.26%	32,347	32,303	6.04%
76

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

The Company utilizes borrowing facilities in order to maintain adequate liquidity including: the FHLB of Atlanta, the Federal Reserve Bank (“FRB”), and federal funds purchased. The Company also uses wholesale deposit products, including brokered deposits as well as national certificate of deposit services. Additionally, the Company has certain investment securities classified as available-for-sale that are carried at market value with changes in market value, net of tax, recorded through stockholders' equity.

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At June 30, 2019, the Company had FHLB advances of $384.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $404.2 million.

Lines of credit with the FRB are based on collateral pledged. At June 30, 2019, the Company had lines available with the FRB for $127.7 million. At June 30, 2019, the Company had no FRB advances outstanding.

Capital Resources

The Company and the Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions that if undertaken could have a direct material effect on the Company's and the Bank's financial statements.

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
77

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

On December 3, 2018, the Company announced that the Board of Directors had approved a plan to repurchase up to $25,000,000 in shares of the Company's common stock through open market and privately negotiated transactions over the next three years. The Company began stock repurchases on December 4, 2018. During the second quarter, the Company repurchased 29,905 shares at an average price of $34.33. Cumulatively since December 4, 2018 through June 30, 2019, the Company repurchased 334,136 shares at an average price of $31.62.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at June 30, 2019 and December 31, 2018 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2019
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$455,140	15.22%	209,374	7.000%	209,374	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	486,549	16.27%	254,239	8.500%	254,239	8.500%	N/A	N/A
Total capital (to risk weighted assets)	502,415	16.80%	314,060	10.500%	314,060	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	486,549	13.04%	149,220	4.000%	149,220	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	481,576	16.11%	209,292	7.000%	209,292	7.000%	194,343	6.50%
Tier 1 capital (to risk weighted assets)	481,576	16.11%	254,140	8.500%	254,140	8.500%	239,191	8.00%
Total capital (to risk weighted assets)	497,442	16.64%	313,938	10.500%	313,938	10.500%	298,989	10.00%
Tier 1 capital (to total average assets)	481,576	12.91%	149,166	4.000%	149,166	4.000%	186,457	5.00%

December 31, 2018
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$431,568	15.19%	181,094	6.375%	198,848	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	462,888	16.29%	223,704	7.875%	241,459	8.500%	N/A	N/A
Total capital (to risk weighted assets)	477,351	16.80%	280,518	9.875%	298,273	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	462,888	13.01%	142,270	4.000%	142,270	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	454,181	16.00%	180,948	6.375%	198,688	7.000%	184,496	6.50%
Tier 1 capital (to risk weighted assets)	454,181	16.00%	223,524	7.875%	241,264	8.500%	227,072	8.00%
Total capital (to risk weighted assets)	468,644	16.51%	280,292	9.875%	298,032	10.500%	283,840	10.00%
Tier 1 capital (to total average assets)	454,181	12.76%	142,392	4.000%	142,392	4.000%	177,990	5.00%
78

The following table provides the amount of dividends and dividend payout ratios (dividends declared divided by net income) for the three and six months ended June 30, 2019 and 2018.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)

Dividends declared	$2,007	1,355	3,792	2,407
Dividend payout ratios	13.31%	9.05%	12.80%	12.65%

Off Balance Sheet Arrangements

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

At June 30, 2019, we had issued commitments to extend credit of approximately $461.2 million through various types of lending arrangements. There were 60 standby letters of credit included in the commitments for $22.1 million. Total variable rate commitments were $347.2 million and fixed rate commitments were $113.9 million.

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

Market Risk Management and Interest Rate Risk

The effective management of market risk is essential to achieving the Company's objectives. As a financial institution, the Company's most significant market risk exposure is interest rate risk. The primary objective of managing interest rate risk is to minimize the effect that changes in interest rates have on net income. This is accomplished through active asset and liability management, which requires the strategic pricing of asset and liability accounts and management of appropriate maturity mixes of assets and liabilities. The expected result of these strategies is the development of appropriate maturity and re-pricing opportunities in those accounts to produce consistent net income during periods of changing interest rates. The Bank's asset/liability management committee, or ALCO, monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios. The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or re-pricing opportunities of interest-earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate volume and mix of interest-earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The ALCO meets regularly to review the Company's interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards. The Board of Directors also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity.

The Company uses interest rate sensitivity analysis to measure the sensitivity of projected net interest income to changes in interest rates. Management monitors the Company's interest sensitivity by means of a computer model that incorporates current volumes, average rates earned and paid, and scheduled maturities, payments of asset and liability portfolios, together with multiple scenarios of prepayments, repricing opportunities and anticipated volume growth. Interest rate sensitivity analysis shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months under the current interest rate environment. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

As of June 30, 2019, the following table summarizes the forecasted impact on net interest income using a base case scenario given downward movements in interest rates of 100 and 200 basis points and upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management's assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market condition.

		Annualized Hypothetical
Interest Rate Scenario		Percentage Change in
Change	Prime Rate	Net Interest Income

(2.00)%	3.50%	(7.70)%
(1.00)%	4.50%	(3.30)%
0.00%	5.50%	0.00%
1.00%	6.50%	1.60%
2.00%	7.50%	2.90%
3.00%	8.50%	4.10%

The primary uses of derivative instruments are related to the mortgage banking activities of the Company. As such, the Company holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. The Company's objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings within the noninterest income of the consolidated statements of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management and Interest Rate Risk, and Liquidity.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company's financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2018, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable

(b) Not applicable

(c) Issuer purchases of Registered Equity Securities:

On December 3, 2018, the Company announced that the Board of Directors had approved a plan to repurchase up to $25,000,000 in shares of the Company's common stock through open market and privately negotiated transactions over the next three years. The Company began stock repurchases on December 4, 2018. During the second quarter, the Company repurchased 29,905 shares at an average price of $34.33. Cumulatively since December 4, 2018 through June 30, 2019, the Company repurchased 334,136 shares at an average price of $31.62.

The following table reflects share repurchase activity during the three months ended June 30, 2019:

			(c) Total Number of Shares	(d) Maximum Number (or
			Purchased as Part of	Approximate Dollar Value) of
	(a) Total Number of	(b) Average Price	Publicly Announced Plans	Shares that may yet be Purchased
Period	Shares Purchased	Paid per Share	or Programs	Under the Plans or Programs
April 1 - April 30	3,810	34.99	3,810	15,327,759
May 1 - May 31	7,575	34.58	7,575	15,065,816
June 1 - June 30	18,520	34.10	18,520	14,434,284
	29,905		29,905

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

CAROLINA FINANCIAL CORPORATION
Registrant

Date: August 9, 2019	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	/s/ William A. Gehman III
William A. Gehman III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
84

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization by and between Carolina Financial Corporation and Carolina Trust BancShares, Inc. dated July 15, 2019.(1)

2.2	Agreement and Plan of Merger and Reorganization by and between Carolina Financial Corporation and First South Bancorp, Inc. dated June 9, 2017. (2)

4.1	Restated Certificate of Incorporation.(3)

4.2	Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A filed on June 30, 2016).

4.3	Amendment to Restated certificate of Incorporation (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A filed on March 29, 2018).

4.4	Amended and Restated Bylaws.(4)

4.5	Specimen Common Stock Certificate.(5)

4.6	See Exhibits 4.1, 4.2, and 4.3 for provisions of the Restated Certificate of Incorporation and Amended and Restated Bylaws which define the rights of the stockholders.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation as of and for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on July 18, 2019.

(2)	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on June 15, 2017.

(3)	Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-3 filed on August 31, 2015.

(4)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 5, 2016.

(5)	Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form 10 filed on February 26, 2014.

