Form 10-Q
period 2019-09-30
CAROLINA FINANCIAL CORP
filed 2019-11-08
CIK 870385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                     to

Commission file number
001-10897

Carolina Financial Corporation
(Exactname of registrant as specified in its charter)
Delaware	57-1039673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

288 Meeting Street , Charleston , South Carolina	29401
(Address of principal executive offices)	(Zip Code)

843-723-7700

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
☐
  No
☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class:	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	CARO	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Stock, $0.01 par value per share	22,244,536 shares

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
CAROLINA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
	(In thousands)
ASSETS
Cash and due from banks	$25,519	28,857
Interest-bearing cash	51,358	33,276
Cash and cash equivalents	76,877	62,133
Securities available-for-sale (cost of $ 781,504 at September 30, 2019 and $ 844,461 at December 31, 2018)	796,097	842,801
Federal Home Loan Bank stock, at cost	21,707	21,696
Other investments	3,520	3,450
Derivative assets	2,303	4,032
Loans held for sale	36,882	16,972
Loans receivable, net of allowance for loan losses of $ 16,125 at September 30, 2019 and $ 14,463 at December 31, 2018	2,706,056	2,509,873
Premises and equipment, net	59,841	60,866
Right of use operating lease asset	17,551	—
Accrued interest receivable	13,029	13,494
Real estate acquired through foreclosure, net	1,832	1,534
Deferred tax assets, net	1,174	5,786
Mortgage servicing rights	26,528	32,933
Cash value life insurance	59,699	58,728
Core deposit intangible	14,257	16,462
Goodwill	127,592	127,592
Other assets	14,943	12,396
Total assets	$3,979,888	3,790,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$611,959	547,022
Interest-bearing deposits	2,231,255	2,171,171
Total deposits	2,843,214	2,718,193
Short-term borrowed funds	417,000	405,500
Long-term debt	42,570	59,436
Right of use operating lease liability	17,905	—
Derivative liabilities	4,952	1,232
Drafts outstanding	6,518	8,129
Advances from borrowers for insurance and taxes	6,923	4,100
Accrued interest payable	2,009	1,591
Reserve for mortgage repurchase losses	992	1,292
Dividends payable to stockholders	2,003	1,576
Accrued expenses and other liabilities	14,207	14,414
Total liabilities	3,358,293	3,215,463
Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at September 30, 2019
and December 31, 2018; no shares issued or outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 22,249,424 and 22,387,009 issued
and outstanding at September 30, 2019 and December 31, 2018, respectively	222	224
Additional paid-in capital	403,700	408,224
Retained earnings	207,535	167,173
Accumulated other comprehensive income (loss), net of tax	10,138	(336)
Total stockholders' equity	621,595	575,285
Total liabilities and stockholders' equity	$3,979,888	3,790,748

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except share data)
Interest income
Loans	$38,604	33,623	110,152	98,037
Investment securities	6,745	6,912	21,209	18,979
Dividends from Federal Home Loan Bank stock	331	313	923	751
Other interest income	134	137	446	371
Total interest income	45,814	40,985	132,730	118,138
Interest expense
Deposits	7,125	5,029	20,224	12,919
Short-term borrowed funds	1,931	1,529	6,676	4,488
Long-term debt	575	544	1,893	1,813
Total interest expense	9,631	7,102	28,793	19,220
Net interest income	36,183	33,883	103,937	98,918
Provision for loan losses	620	750	2,000	1,309
Net interest income after provision for loan losses	35,563	33,133	101,937	97,609
Noninterest income
Mortgage banking income	6,063	3,685	13,799	11,701
Deposit service charges	1,742	2,084	5,088	6,096
Net loss on extinguishment of debt	(70)	—	(101)	—
Net gain (loss) on sale of securities	756	(849)	3,891	(2,292)
Fair value adjustments on interest rate swaps	(996)	628	(4,531)	1,883
Net increase in cash value life insurance	400	378	1,196	1,153
Mortgage loan servicing income	2,490	2,313	7,694	6,428
Debit card income, net	1,148	1,086	3,339	3,562
Other	1,183	975	3,444	2,846
Total noninterest income	12,716	10,300	33,819	31,377
Noninterest expense
Salaries and employee benefits	13,634	13,451	40,264	40,660
Occupancy and equipment	4,286	4,113	12,523	11,860
Marketing and public relations	432	312	1,306	1,011
FDIC insurance	—	285	502	805
Recovery of mortgage loan repurchase losses	(100)	(150)	(300)	(450)
Legal expense	159	94	372	327
Other real estate expense (income), net	36	(13)	330	(2)
Mortgage subservicing expense	702	640	2,176	1,772
Amortization of mortgage servicing rights	1,572	1,099	4,151	2,967
Impairment of mortgage servicing rights	1,800	—	3,100	—
Amortization of core deposit intangible	720	778	2,204	2,375
Merger related expenses	484	—	484	15,216
Other	3,182	3,393	9,421	9,431
Total noninterest expense	26,907	24,002	76,533	85,972
Income before income taxes	21,372	19,431	59,223	43,014
Income tax expense	4,744	4,227	12,976	8,788
Net income	$16,628	15,204	46,247	34,226
Earnings per common share:
Basic	$0.75	0.67	2.09	1.58
Diluted	$0.74	0.66	2.07	1.57
Dividends declared per common share	$0.09	0.07	0.26	0.18
Weighted average common shares outstanding:
Basic	22,149,567	22,678,681	22,177,483	21,616,485
Diluted	22,336,383	22,898,983	22,365,193	21,842,769

See accompanying notes to consolidated financial statements.
4

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$16,628	15,204	46,247	34,226
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	4,310	(3,872)	20,189	(12,195)
Tax effect	(1,078)	968	(5,047)	3,049
Reclassification adjustment for (gain) loss included in earnings	(756)	849	(3,891)	2,292
Tax effect	189	(212)	973	(573)
Unrealized (loss) gain on interest rate swaps designated as cash flow hedges	(528)	331	(2,334)	1,694
Tax effect	133	(83)	584	(424)
Other comprehensive income (loss), net of tax	2,270	(2,019)	10,474	(6,157)
Comprehensive income	$18,898	13,185	56,721	28,069

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2017	21,022,202	$210	348,037	123,537	3,597	475,381
Stock awards, net of forfeitures	42,807	1	105	—	—	106
Vested stock awards surrendered in cashless exercise	(12,534)	—	(210)	(279)	—	(489)
Stock options exercised	5,064	—	56	—	—	56
Stock-based compensation expense, net	—	—	633	—	—	633
Net income	—	—	—	4,056	—	4,056
Dividends declared to stockholders	—	—	—	(1,052)	—	(1,052)
Other comprehensive loss, net of tax	—	—	—	—	(3,645)	(3,645)
Balance, March 31, 2018	21,057,539	211	348,621	126,262	(48)	475,046
Issuance of common stock, net of offering expenses	1,500,000	15	63,007	—	—	63,022
Stock awards, net of forfeitures	15,198	—	8	—	—	8
Vested stock awards surrendered in cashless exercise	(2,555)	—	(36)	(74)	—	(110)
Stock options exercised	—	—	—	—	—	—
Stock-based compensation expense, net	—	—	700	—	—	700
Net income	—	—	—	14,966	—	14,966
Dividends declared to stockholders	—	—	—	(1,355)	—	(1,355)
Other comprehensive loss, net of tax	—	—	—	—	(493)	(493)
Balance, June 30, 2018	22,570,182	226	412,300	139,799	(541)	551,784
Issuance of common stock, net of offering expenses	—	—	—	—	—	—
Stock awards, net of forfeitures	1,300	—	—	—	—	—
Vested stock awards surrendered in cashless exercise	(3,569)	—	(6)	(52)	—	(58)
Stock options exercised	2,532	—	—	—	—	—
Stock-based compensation expense, net	—	—	696	—	—	696
Net income	—	—	—	15,204	—	15,204
Dividends declared to stockholders	—	—	—	(1,580)	—	(1,580)
Other comprehensive loss, net of tax	—	—	—	—	(2,019)	(2,019)
Balance, September 30, 2018	22,570,445	$226	412,990	153,371	(2,560)	564,027

Balance, December 31, 2018	22,387,009	$224	408,224	167,173	(336)	575,285
Stock awards, net of forfeitures	35,708	—	124	—	—	124
Vested stock awards surrendered in cashless exercise	(11,421)	—	(315)	(88)	—	(403)
Stock options exercised	13,674	—	246	—	—	246
Stock repurchase plan, net of commissions	(128,598)	(1)	(4,156)	—	—	(4,157)
Stock-based compensation expense, net	—	—	746	—	—	746
Net income	—	—	—	14,545	—	14,545
Dividends declared to stockholders	—	—	—	(1,785)	—	(1,785)
Other comprehensive income, net of tax	—	—	—	—	4,549	4,549
Balance, March 31, 2019	22,296,372	223	404,869	179,845	4,213	589,150
Stock awards, net of forfeitures	9,197	—	1	—	—	1
Vested stock awards surrendered in cashless exercise	(811)	—	(28)	(2)	—	(30)
Stock options exercised	10,128	—	83	—	—	83
Stock repurchase plan, net of commissions	(29,905)	—	(1,027)	—	—	(1,027)
Stock-based compensation expense, net	—	—	680	—	—	680
Net income	—	—	—	15,074	—	15,074
Dividends declared to stockholders	—	—	—	(2,007)	—	(2,007)
Other comprehensive income, net of tax	—	—	—	—	3,655	3,655
Balance, June 30, 2019	22,284,981	223	404,578	192,910	7,868	605,579
Stock awards, net of forfeitures	7,705	—	—	—	—	—
Vested stock awards surrendered in cashless exercise	—	—	—	—	—	—
Stock options exercised	3,545	—	51	—	—	51
Stock repurchase plan, net of commissions	(46,807)	(1)	(1,602)	—	—	(1,603)
Stock-based compensation expense, net	—	—	673	—	—	673
Net income	—	—	—	16,628	—	16,628
Dividends declared to stockholders	—	—	—	(2,003)	—	(2,003)
Other comprehensive income, net of tax	—	—	—	—	2,270	2,270
Balance, September 30, 2019	22,249,424	$222	403,700	207,535	10,138	621,595

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$46,247	34,226
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,000	1,309
Amortization of unearned discount/premium on investments, net	3,011	3,617
Accretion of deferred loan fees	(1,969)	(981)
Accretion of acquired loans	(5,926)	(7,035)
Amortization of core deposit intangibles	2,204	2,376
(Gain) loss on sale of available-for-sale securities, net	(3,891)	2,292
Mortgage banking income	(13,799)	(11,701)
Originations of loans held for sale	(645,350)	(667,991)
Proceeds from sale of loans held for sale	639,239	689,628
Loss on extinguishment of debt	101	—
Amortization of fair value adjustments on subordinated debentures	134	132
Recovery of mortgage loan repurchase losses	(300)	(450)
Fair value adjustments on interest rate swaps	4,531	(1,883)
Stock-based compensation	2,099	2,029
Increase in cash surrender value of bank owned life insurance	(1,196)	(1,153)
Depreciation	3,242	3,084
Loss (gain) on disposals of premises and equipment	—	(2)
Loss (gain) on sale of real estate acquired through foreclosure	149	(79)
Write-down of real estate acquired through foreclosure	—	126
Purchases of mortgage servicing rights	—	(9,970)
Originations of mortgage servicing rights	(846)	(4,989)
Impairment of mortgage servicing rights	3,100	—
Amortization of mortgage servicing rights	4,151	2,967
Decrease (increase) in:
Accrued interest receivable	465	(1,398)
Other assets	(3,443)	9,708
Increase (decrease) in:
Accrued interest payable	418	667
Dividends payable to stockholders	427	529
Accrued expenses and other liabilities	647	2,447
Cash flows provided by operating activities	35,445	47,505

Continued

CAROLINA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	For the Nine Months
	Ended September 30,
	2019	2018
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(169,476)	(286,485)
Maturities, payments and calls	81,924	76,972
Proceeds from sales	151,389	116,624
(Increase) decrease in Federal Home Loan Bank stock	(11)	1,619
(Increase) in loans receivable, net	(191,562)	(129,360)
Purchases of premises and equipment	(2,226)	(3,400)
Proceeds from disposals of premises and equipment	—	10
Proceeds from sale of real estate acquired through foreclosure	827	1,726
Cash flows used in investing activities	(129,135)	(222,294)

Cash flows from financing activities:
Net increase in deposit accounts	125,021	154,694
Net (decrease) in Federal Home Loan Bank advances	(5,601)	(48,000)
Net (decrease) increase in drafts outstanding	(1,611)	1,269
Net increase in advances from borrowers for insurance and taxes	2,823	2,430
Cash dividends paid on common stock	(5,795)	(3,987)
Proceeds from exercise of stock options	380	56
Proceeds from issuance of common stock	—	63,022
Cash paid for common stock repurchase	(6,783)	—
Cash flows provided by financing activities	108,434	169,484
Net increase (decrease) in cash and cash equivalents	14,744	(5,305)
Cash and cash equivalents, beginning of period	62,133	81,252
Cash and cash equivalents, end of period	$76,877	75,947

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$28,375	18,553
Income taxes paid, net of refunds	10,342	4,470
Noncash investing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$1,299	268

See accompanying notes to consolidated financial statements.

NOTE 1 –
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

At September 30, 2019, statutory business trusts (“Trusts”) created or acquired by the Company had outstanding trust preferred securities with an aggregate par value of $
36.0
 million. The principal assets of the Trusts are $
37.1
 million of the Company's subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $
1.1
 million of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2019. There have been no significant changes to the accounting policies as disclosed in the Company's Form 10-K, except as reflected in Recently Adopted Accounting Pronouncements of this Note 1 – Summary of Significant Accounting Policies.
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
On October 23, 2019, the Company's Board of Directors declared a $0.10 dividend per common share, payable on January 3, 2020 to stockholders of record on December 13, 2019.
Reclassification
Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on stockholders' equity or net income as previously reported.
Recently Adopted Accounting Pronouncements
In July 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2019-07, Codification Updates to SEC Sections ("ASU 2019-07"). ASU 2019-07 updates various Topics of the Accounting Standards Codification ("ASC") to align the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the financial statements.
During the first quarter of 2019, the Company adopted ASU No. 2016-02,
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
The Company adopted the guidance using the modified retrospective approach on January 1, 2019 and elected the practical expedients for transition including the transition option provided in ASU 2018-11,
Leases (Topic 842) Targeted Improvements,
which allowed us to initially apply the new leases standard at the adoption date. Consequently, the reporting for the comparative periods presented continued to be in accordance with ASC Topic 840,
Leases
. Therefore, the 2018 financial results and disclosures have not been adjusted.

The Company implemented internal controls as well as lease accounting software to facilitate the preparation of financial information. The Company is largely accounting for existing operating leases consistent with prior guidance except for the incremental balance sheet recognition for leases. There was no cumulative effect adjustment to retained earnings as of January 1, 2019. On January 1, 2019, the Company recorded a ROU operating lease asset and corresponding operating lease liability of $18.4 million and $18.8 million, respectively, on the consolidated balance sheet. The new standard did not have a material impact on the Company's results of operations or cash flows.
During the first quarter of 2019, the Company adopted ASU No. 2017-12,
Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
(“ASU 2017-12”). ASU 2017-12 amends the requirements of the Derivatives and Hedging Topic of the ASC to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The Company adopted the guidance using the modified retrospective approach on January 1, 2019. The guidance did not have a material effect on the Company's financial statements, particularly as the Company has not recorded any hedge ineffectiveness since inception.

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

During the first quarter of 2018, the Company adopted ASU No. 2016-01,
Recognition and Measurement of Financial Assets and Liabilities
. The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. Refer to Note 8—Estimated Fair Value of Financial Instruments for more information.

In May 2017, the FASB issued ASU No. 2017-09,
Compensation-Stock Compensation (Topic 718)
 (“ASU 2017-09”). ASU 2017-09 provides clarity when applying guidance to a change to the terms or conditions of a share-based payment award. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 and its related amendments on its required effective date of January 1, 2018. The amendments have been applied to awards modified on or after the adoption date. The Company has determined that this guidance did not have a material impact on the Company's consolidated financial statements.

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

The Company has evaluated ASU 2016-08 and 2014-09 and determined that this guidance did not have a material impact on the way the Company currently recognizes revenue or the way it recognizes expenses related to those revenue streams. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts.
Recently Issued Accounting Pronouncements
In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13,  Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Refer below for further information surrounding the Company's adoption of Topic 326.

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

In June 2016, the FASB ASU No. 2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. The CECL approach is not applicable to available-for-sale ("AFS") debt securities; however, ASU 2016-13 prescribes  recognition of credit losses on AFS debt securities as an allowance rather than reductions in the amortized cost of the securities. Improvements to estimated credit losses will be recognized immediately in earnings rather than as interest income over time. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and AFS debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. While early adoption was permitted beginning in the first quarter of 2019, we will adopt the standard in the first quarter of 2020.

The Company's preliminary evaluation indicates the provisions of ASU 2016-13 are expected to impact the Company's consolidated financial statements, in particular the level of the reserve for credit losses over the contractual life of the loans. In addition, the guidance eliminates the current guidance for purchased credit impaired loans, and requires an increase in the allowance for loan losses and an increase in the recorded investment of purchased credit impaired loans for the nonaccretable difference. In addition to the allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio's composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. While the guidance changes the measurement of the allowance, it does not change the credit risk of the Company's lending and securities portfolios or the ultimate losses in those portfolios.

The Company has been working with an outside consultant and is continuing to assess the impact that this new guidance will have on its consolidated financial statements. The Company is continuing its implementation efforts through its cross-functional implementation team. The team has assigned roles and responsibilities, key tasks to complete, and a timeline to be followed. The implementation team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, and conferences. The team has finalized the methodologies that will be utilized and is finalizing the documentation, controls, processes and policies as it performs parallel runs. A full end-to-end parallel run will be completed during the fourth quarter of 2019 for the period ended September 30, 2019. The cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period will depend upon the nature and characteristics of the Company’s loan portfolio at the adoption date, the macroeconomic conditions and forecasts at that date, and other management judgments. The magnitude of any such adjustment has not yet been reasonably estimated.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 –
BUSINESS COMBINATIONS

Pending Acquisition of Carolina Trust BancShares, Inc.
On July 15, 2019, the Company announced the execution of an agreement and plan of merger and reorganization, by and between the Company and Carolina Trust BancShares, Inc. (“Carolina Trust”), pursuant to which, subject to the terms and conditions set forth therein, Carolina Trust will merge with and into the Company, with the Company as the surviving corporation of the merger. The agreement provides that as soon as practicable following the merger, Carolina Trust's wholly-owned subsidiary, Carolina Trust Bank, will merge with and into the Bank, with the Bank as the surviving entity. The Company anticipates closing the merger on December 31, 2019.

Pursuant to the merger agreement, each share of Carolina Trust common stock will be converted into the right to receive
0.3000
 shares of the Company's common stock, or $
10.57
 in cash for each share of the Company's common stock outstanding, subject to election and proration such that the aggregate consideration will consist of 90% Company common stock and 10% cash. Cash will also be paid in lieu of fractional shares. The aggregate merger consideration equals $
100.1
 million as of July 12, 2019, based on closing price of a share of the Company's common stock as of that date.

NOTE 3 –
SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available-for-sale
 at September 30, 2019 and December 31, 2018 follows:

	September 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Municipal securities	$171,693	9,390	—	181,083	212,215	2,768	(1,269)	213,714
US government agencies	10,000	88	—	10,088	24,772	505	—	25,277
Collateralized loan obligations	256,868	174	(1,092)	255,950	231,172	119	(592)	230,699
Corporate securities	6,933	59	—	6,992	6,915	69	(24)	6,960
Mortgage-backed securities:
Agency	164,612	3,756	(281)	168,087	199,518	427	(2,425)	197,520
Non-agency	160,321	2,699	(49)	162,971	158,803	423	(1,695)	157,531
Total mortgage-backed securities	324,933	6,455	(330)	331,058	358,321	850	(4,120)	355,051
Trust preferred securities	11,077	1,623	(1,774)	10,926	11,066	1,713	(1,679)	11,100
Total	$781,504	17,789	(3,196)	796,097	844,461	6,024	(7,684)	842,801

The Company had no held-to-maturity securities as of September 30, 2019 or December 31, 2018.

The
amortized cost and fair value of debt securities by contractual maturity at September 30, 2019 follows:

	At September 30, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$255	256
One to five years	6,856	6,956
Six to ten years	104,272	106,320
After ten years	670,121	682,565
Total	$781,504	796,097
The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the
gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Proceeds	$15,376	31,324	151,389	116,624

Realized gains	$768	8	4,155	77
Realized losses	(12)	(857)	(264)	(2,369)
Total investment securities gains (losses), net	$756	(849)	3,891	(2,292)

At September 30, 2019, the Company had pledged securities with a market value of $
73.2
 million for Federal Home Loan Bank (“FHLB”) advances. At December 31, 2018, the Company had pledged securities with a market value of $
84.3
 million for FHLB advances.
At September 30, 2019, the Company had pledged $
125.3
million of securities to secure public agency funds. At December 31, 2018, the Company had pledged $
165.5
 million of securities to secure public agency funds.
The following tables summarize
gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At September 30, 2019
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$3,016	3,016	—	—	—	—	3,016	3,016	—
US government agencies	—	—	—	—	—	—	—	—	—
Collateralized loan obligations	98,124	97,884	(240)	86,973	86,121	(852)	185,097	184,005	(1,092)
Corporate securities	—	—	—	—	—	—	—	—	—
Mortgage-backed securities:
Agency	1,374	1,373	(1)	37,380	37,100	(280)	38,754	38,473	(281)
Non-agency	12,040	12,023	(17)	2,152	2,120	(32)	14,192	14,143	(49)
Total mortgage-backed securities	13,414	13,396	(18)	39,532	39,220	(312)	52,946	52,616	(330)
Trust preferred securities	—	—	—	8,114	6,340	(1,774)	8,114	6,340	(1,774)
Total	$114,554	114,296	(258)	134,619	131,681	(2,938)	249,173	245,977	(3,196)
15

	At December 31, 2018
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$12,395	12,331	(64)	55,189	53,984	(1,205)	67,584	66,315	(1,269)
US government agencies	—	—	—	—	—	—	—	—	—
Collateralized loan obligations	146,913	146,344	(569)	5,000	4,977	(23)	151,913	151,321	(592)
Corporate securities	2,980	2,956	(24)	—	—	—	2,980	2,956	(24)
Mortgage-backed securities:
Agency	14,615	14,450	(165)	120,325	118,065	(2,260)	134,940	132,515	(2,425)
Non-agency	71,376	70,709	(667)	43,138	42,110	(1,028)	114,514	112,819	(1,695)
Total mortgage-backed securities	85,991	85,159	(832)	163,463	160,175	(3,288)	249,454	245,334	(4,120)
Trust preferred securities	—	—	—	8,214	6,535	(1,679)	8,214	6,535	(1,679)
Total	$248,279	246,790	(1,489)	231,866	225,671	(6,195)	480,145	472,461	(7,684)

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

At September 30, 2019 and December 31, 2018, the Company had
69
 and
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
16

The derivative positions of the Company at September 30, 2019 and December 31, 2018 are as follows:

	At September 30,		At December 31,
	2019		2018
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$—	—	1,232	45,000
Non-hedging derivatives:
Interest rate swaps	186	35,000	1,198	50,000
Mortgage loan interest rate lock commitments	1,653	122,840	1,199	76,571
Mortgage loan forward sales commitments	421	23,271	403	13,241
Mortgage-backed securities forward sales commitments	43	87,000	—	—
Total derivative assets	$2,303	268,111	4,032	184,812

Derivative liabilities:
Cash flow hedges:
Interest rate swaps	$1,102	45,000	—	—
Non-hedging derivatives:
Interest rate swaps	3,850	50,000	937	50,000
Mortgage-backed securities forward sales commitments	—	—	295	52,000
Total derivative liabilities	$4,952	95,000	1,232	102,000
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
17

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

NOTE 5 –
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

Residential Mortgage Loans and Home Equity Loans
.
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

Commercial Real Estate
.
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
The Bank originates leases, primarily on equipment utilized for business purposes, with terms that generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease. Most leases provide 100% of the cost of the equipment and are secured by the leased equipment. The Company requires the leased equipment to be insured and that we be listed as a loss payee and named as an additional insured on the insurance policy. We manage credit risk associated with our lease financing loan class based upon the dollar amount of the lease and the level of credit risk. We follow a formal review process that entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance. As of September 30, 2019 and December 31, 2018, there were approximately $16.9 million and $23.1 million in lease receivables outstanding. Lease receivables are grouped within commercial business loans below.

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

Loans receivable
, net at September 30, 2019 and December 31, 2018 are summarized by category as follows:

	At September 30,		At December 31,
	2019		2018
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$721,841	26.52%	732,717	29.03%
Home equity	75,107	2.76%	83,770	3.32%
Commercial real estate	1,138,879	41.84%	1,034,117	40.96%
Construction and development	370,833	13.62%	290,494	11.51%
Consumer loans	23,459	0.86%	23,845	0.94%
Commercial business loans	392,062	14.40%	359,393	14.24%
Total gross loans receivable	2,722,181	100.00%	2,524,336	100.00%
Less:
Allowance for loan losses	16,125		14,463
Total loans receivable, net	$2,706,056		2,509,873

Loans receivable, net at September 30, 2019 and December 31, 2018 for
purchased non-credit impaired loans and nonacquired loans are summarized by category as follows:

	At September 30,		At December 31,
	2019		2018
Purchased Non-Credit Impaired Loans		% of Total		% of Total
(ASC 310-20) and Nonacquired Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$714,342	26.61%	723,641	29.24%
Home equity	75,087	2.80%	83,717	3.38%
Commercial real estate	1,117,804	41.65%	1,004,420	40.59%
Construction and development	368,110	13.72%	287,673	11.63%
Consumer loans	23,436	0.87%	23,792	0.96%
Commercial business loans	385,274	14.35%	351,194	14.20%
Total gross loans receivable	2,684,053	100.00%	2,474,437	100.00%
Less:
Allowance for loan losses	16,089		14,463
Total loans receivable, net	$2,667,964		2,459,974

Loans receivable, net at September 30, 2019 and December 31, 2018 for purchased credit impaired loans are summarized by category below.

	At September 30,		At December 31,
	2019		2018
Purchased Credit Impaired		% of Total		% of Total
Loans (ASC 310-30):	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$7,499	19.67%	9,077	18.19%
Home equity	20	0.06%	53	0.11%
Commercial real estate	21,075	55.27%	29,696	59.51%
Construction and development	2,723	7.14%	2,821	5.65%
Consumer loans	23	0.06%	53	0.11%
Commercial business loans	6,788	17.80%	8,199	16.43%
Total gross loans receivable	38,128	100.00%	49,899	100.00%
Less:
Allowance for loan losses	36		—
Total loans receivable, net	$38,092		49,899

Included in the loan totals, net of purchase discount, were $548.8 million and $686.4 million in loans acquired through acquisitions at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, the purchase discount on acquired non-credit impaired loans was $8.0 million and $10.9 million, respectively. No allowance for loan losses related to the acquired loans was recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

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
At September 30, 2019, the outstanding balance and recorded investment of PCI loans was $49.0 million and $38.1 million, respectively. At December 31, 2018, the outstanding balance and recorded investment of PCI loans was $63.7 million and $49.9 million, respectively.

The following table presents
changes in the value of PCI loans receivable
 for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of period	$43,592	64,518	49,899	78,415
Net reductions for payments, foreclosures, and accretion	(5,464)	(6,785)	(11,771)	(20,682)
Balance at end of period	$38,128	57,733	38,128	57,733

The following table presents changes in the value of the accretable yield for PCI loans for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Accretable yield, beginning of period	$19,317	14,670	19,908	12,536
Accretion and interest income	(2,479)	(1,138)	(5,054)	(3,694)
Reclassification from nonaccretable balance, net (a)	345	433	1,057	3,836
Other changes, net (b)	(420)	180	852	1,467
Accretable yield, end of period	$16,763	14,145	16,763	14,145

(a)
Reclassifications from the nonaccretable balance in the three and nine months ended September 30, 2019 were driven by improvement in credit quality.
(b)
Other changes, net include the impact of changes in expectations of cash flows, which may vary from period to period due to the impact of modifications and changes to prepayment assumptions, as well as the impact of changes in interest rates on variable rate loans.

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At September 30,		At December 31,
	2019		2018
	(Dollars in thousands)
Variable rate loans	$1,071,384	39.36%	942,348	37.33%
Fixed rate loans	1,650,797	60.64%	1,581,988	62.67%
Total loans outstanding	$2,722,181	100.00%	2,524,336	100.00%

The following table presents
activity in the allowance for loan losses
 for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
	For the Three Months Ended September 30, 2019
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
Allowance for loan losses:	(In thousands)
Balance, beginning of period	$3,585	236	5,538	2,061	378	3,599	470	15,867
Provision for loan losses - non PCI loans	66	(8)	536	361	106	(65)	(222)	774
Provision for loan losses - PCI loans	(14)	—	(84)	—	(1)	(55)	—	(154)
Charge-offs	(83)	—	(336)	(1)	(117)	—	—	(537)
Recoveries	12	—	8	94	43	18	—	175
Balance, end of period	$3,566	228	5,662	2,515	409	3,497	248	16,125

	For the Three Months Ended September 30, 2018
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$3,110	202	4,339	2,082	117	2,543	594	12,987
Provision for loan losses - non PCI loans	402	15	352	4	255	(13)	(265)	750
Charge-offs	(79)	—	—	(23)	(117)	(20)	—	(239)
Recoveries	3	1	22	—	12	79	—	117
Balance, end of period	$3,436	218	4,713	2,063	267	2,589	329	13,615

	For the Nine Months Ended September 30, 2019
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
Allowance for loan losses	(In thousands)
Balance, beginning of period	$3,540	203	5,097	1,969	352	2,940	362	14,463
Provision for loan losses - non PCI loans	101	96	901	325	135	520	(114)	1,964
Provision for loan losses - PCI loans	6	—	1	—	—	29	—	36
Charge-offs	(231)	(78)	(368)	(17)	(217)	(62)	—	(973)
Recoveries	150	7	31	238	139	70	—	635
Balance, end of period	$3,566	228	5,662	2,515	409	3,497	248	16,125

	For the Nine Months Ended September 30, 2018
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance, beginning of period	$2,719	168	3,986	1,201	79	2,840	485	11,478
Provision for loan losses - non PCI loans	928	41	744	(152)	373	(469)	(156)	1,309
Charge-offs	(226)	—	(86)	(24)	(255)	(136)	—	(727)
Recoveries	15	9	69	1,038	70	354	—	1,555
Balance, end of period	$3,436	218	4,713	2,063	267	2,589	329	13,615

The following table disaggregates our
allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At September 30, 2019:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$134	—	108	438	—	79	—	759
Collectively evaluated for impairment	3,426	228	5,553	2,077	409	3,389	248	15,330
Purchased credit impaired	6	—	1	—	—	29	—	36
Total allowance for loan losses	$3,566	228	5,662	2,515	409	3,497	248	16,125

Loans receivable ending balances:
Individually evaluated for impairment	$5,260	17	12,283	2,328	30	2,788	—	22,706
Collectively evaluated for impairment	709,082	75,070	1,105,521	365,782	23,406	382,486	—	2,661,347
Purchased credit impaired	7,499	20	21,075	2,723	23	6,788	—	38,128
Total loans receivable	$721,841	75,107	1,138,879	370,833	23,459	392,062	—	2,722,181

At December 31, 2018:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$176	—	145	515	—	24	—	860
Collectively evaluated for impairment	3,364	203	4,952	1,454	352	2,916	362	13,603
Total allowance for loan losses	$3,540	203	5,097	1,969	352	2,940	362	14,463

Loans receivable ending balances:
Individually evaluated for impairment	$4,687	249	5,105	1,866	31	2,853	—	14,791
Collectively evaluated for impairment	718,953	83,468	999,316	285,807	23,761	348,341	—	2,459,646
Purchased credit impaired	9,077	53	29,696	2,821	53	8,199	—	49,899
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	—	2,524,336
25

The following table presents
impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of September 30, 2019 and December 31, 2018. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At September 30, 2019			At December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$4,527	4,625	—	3,083	3,241	—
Home equity	17	17	—	249	249	—
Commercial real estate	10,293	10,368	—	2,679	2,694	—
Construction and development	695	695	—	323	323	—
Consumer loans	30	60	—	31	31	—
Commercial business loans	2,462	2,462	—	2,697	2,698	—
	18,024	18,227	—	9,062	9,236	—

With an allowance recorded:
Loans secured by real estate:
One-to-four family	733	715	134	1,604	1,665	176
Home equity	—	—	—	—	—	—
Commercial real estate	1,990	2,181	108	2,426	2,426	145
Construction and development	1,633	1,633	438	1,543	1,543	515
Consumer loans	—	—	—	—	—	—
Commercial business loans	326	341	79	156	156	24
	4,682	4,870	759	5,729	5,790	860

Total:
Loans secured by real estate:
One-to-four family	5,260	5,340	134	4,687	4,906	176
Home equity	17	17	—	249	249	—
Commercial real estate	12,283	12,549	108	5,105	5,120	145
Construction and development	2,328	2,328	438	1,866	1,866	515
Consumer loans	30	60	—	31	31	—
Commercial business loans	2,788	2,803	79	2,853	2,854	24
	$22,706	23,097	759	14,791	15,026	860

The following table presents the average recorded investment and interest income recognized on impaired loans individually evaluated for impairment in the segmented portfolio categories for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$4,869	33	2,115	25	4,548	74	2,220	27
Home equity	4	1	17	3	1	1	55	4
Commercial real estate	6,645	217	3,108	37	5,175	275	3,087	86
Construction and development	592	20	267	4	618	26	267	13
Consumer loans	58	8	20	1	51	11	21	1
Commercial business loans	2,635	34	155	104	2,493	99	426	118
	14,803	313	5,682	174	12,886	486	6,076	249

With an allowance recorded:
Loans secured by real estate:
One-to-four family	649	10	1,293	7	586	24	1,278	23
Home equity	—	—	—	—	—	—	—	—
Commercial real estate	2,084	11	1,702	16	2,224	57	1,679	55
Construction and development	1,430	5	1,447	—	1,219	5	1,137	(4)
Consumer loans	—	—	—	—	—	—	—	—
Commercial business loans	340	—	160	2	145	—	160	7
	4,503	26	4,602	25	4,174	86	4,254	81

Total:
Loans secured by real estate:
One-to-four family	5,518	43	3,408	32	5,134	98	3,498	50
Home equity	4	1	17	3	1	1	55	4
Commercial real estate	8,729	228	4,810	53	7,399	332	4,766	141
Construction and development	2,022	25	1,714	4	1,837	31	1,404	9
	58	8	20	1	51	11	21	1
Commercial business loans	2,975	34	315	106	2,638	99	586	125
	$19,306	339	10,284	199	17,060	572	10,330	330

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as
 of September 30, 2019 and December 31, 2018.

	At September 30, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$639	434	4,418	71	131	125	5,818
60-89 days past due	1,992	—	102	99	28	302	2,523
90 days or more past due	3,723	17	3,700	755	29	678	8,902
Total past due	6,354	451	8,220	925	188	1,105	17,243
Current	715,487	74,656	1,130,659	369,908	23,271	390,957	2,704,938
Total loans receivable	$721,841	75,107	1,138,879	370,833	23,459	392,062	2,722,181

	At September 30, 2019
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$639	434	4,418	71	127	125	5,814
60-89 days past due	1,931	—	102	98	28	302	2,461
90 days or more past due	3,376	17	3,501	53	29	678	7,654
Total past due	5,946	451	8,021	222	184	1,105	15,929
Current	708,396	74,636	1,109,783	367,888	23,252	384,169	2,668,124
Total loans receivable	$714,342	75,087	1,117,804	368,110	23,436	385,274	2,684,053

	At September 30, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$—	—	—	—	4	—	4
60-89 days past due	61	—	—	1	—	—	62
90 days or more past due	347	—	199	702	—	—	1,248
Total past due	408	—	199	703	4	—	1,314
Current	7,091	20	20,876	2,020	19	6,788	36,814
Total loans receivable	$7,499	20	21,075	2,723	23	6,788	38,128

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$503	723	1,780	180	296	793	4,275
60-89 days past due	1,677	213	120	588	31	632	3,261
90 days or more past due	4,133	373	3,054	105	117	602	8,384
Total past due	6,313	1,309	4,954	873	444	2,027	15,920
Current	726,404	82,461	1,029,163	289,621	23,401	357,366	2,508,416
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

	At December 31, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$378	720	1,037	172	296	793	3,396
60-89 days past due	1,313	213	120	559	31	632	2,868
90 days or more past due	3,686	373	2,895	106	117	602	7,779
Total past due	5,377	1,306	4,052	837	444	2,027	14,043
Current	718,264	82,411	1,000,368	286,836	23,348	349,167	2,460,394
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$126	3	743	7	—	—	879
60-89 days past due	364	—	—	30	—	—	394
90 days or more past due	447	—	158	—	—	—	605
Total past due	937	3	901	37	—	—	1,878
Current	8,140	50	28,795	2,784	53	8,199	48,021
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899

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

The following is a schedule of
loans receivable, by portfolio segment, on nonaccrual
 at September 30, 2019 and December 31, 2018.
	At September 30,	At December 31,
	2019	2018
	(In thousands)
Loans secured by real estate:
One-to-four family	$5,527	4,471
Home equity	17	454
Commercial real estate	10,113	3,663
Construction and development	1,872	1,675
Consumer loans	32	107
Commercial business loans	1,471	1,351
	$19,032	11,721

There were no non-PCI loans past due 90 days and still accruing at September 30, 2019 and one non-PCI loan past due 90 days and still accruing for $20,000 at December 31, 2018.
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
Special mention:
A special mention loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the Company's credit position at some future date.
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

The following is a schedule of the
credit quality of loans receivable, by portfolio segment
, as of September 30, 2019 and December 31, 2018.

	At September 30, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$716,591	74,965	1,102,382	366,360	23,288	387,315	2,670,901
Special Mention	127	125	23,222	1,863	92	1,394	26,823
Substandard	5,123	17	13,275	2,610	79	3,353	24,457
Total loans receivable	$721,841	75,107	1,138,879	370,833	23,459	392,062	2,722,181

Performing	$715,967	75,090	1,128,567	368,259	23,427	390,591	2,701,901
Nonperforming:
90 days past due still accruing	347	—	199	702	—	—	1,248
Nonaccrual	5,527		10,113	1,872	32	1,471	19,032
Total nonperforming	5,874	17	10,312	2,574	32	1,471	20,280
Total loans receivable	$721,841	75,107	1,138,879	370,833	23,459	392,062	2,722,181

	At September 30, 2019
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$709,789	74,945	1,086,024	364,375	23,269	381,039	2,639,441
Special Mention	—	125	21,045	1,863	92	1,299	24,424
Substandard	4,553	17	10,735	1,872	75	2,936	20,188
Total loans receivable	$714,342	75,087	1,117,804	368,110	23,436	385,274	2,684,053

Performing	$708,815	75,070	1,107,691	366,238	23,404	383,803	2,665,021
Nonperforming:
90 days past due still accruing	—	—	—	—	—	—	—
Nonaccrual	5,527	17	10,113	1,872	32	1,471	19,032
Total nonperforming	5,527	17	10,113	1,872	32	1,471	19,032
Total loans receivable	$714,342	75,087	1,117,804	368,110	23,436	385,274	2,684,053

	At September 30, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$6,802	20	16,358	1,985	19	6,276	31,460
Special Mention	127	—	2,177	—	—	95	2,399
Substandard	570	—	2,540	738	4	417	4,269
Total loans receivable	$7,499	20	21,075	2,723	23	6,788	38,128

Performing	$7,152	20	20,876	2,021	23	6,788	36,880
Nonperforming:
90 days past due still accruing	347	—	199	702	—	—	1,248
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	347	—	199	702	—	—	1,248
Total loans receivable	$7,499	20	21,075	2,723	23	6,788	38,128

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$727,921	83,382	1,016,064	287,559	23,613	353,742	2,492,281
Special Mention	417	—	9,914	534	103	2,166	13,134
Substandard	4,379	388	8,139	2,401	129	3,485	18,921
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

Performing	$727,799	83,316	1,030,296	288,819	23,718	358,042	2,511,990
Nonperforming:
90 days past due still accruing	447	—	158	—	20	—	625
Nonaccrual	4,471	454	3,663	1,675	107	1,351	11,721
Total nonperforming	4,918	454	3,821	1,675	127	1,351	12,346
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

	At December 31, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$720,177	83,336	995,319	285,927	23,571	346,487	2,454,817
Special Mention	—	—	5,524	71	103	1,379	7,077
Substandard	3,464	381	3,577	1,675	118	3,328	12,543
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

Performing	$719,170	83,263	1,000,757	285,998	23,665	349,843	2,462,696
Nonperforming:
90 days past due still accruing	—	—	—	—	20	—	20
Nonaccrual	4,471	454	3,663	1,675	107	1,351	11,721
Total nonperforming	4,471	454	3,663	1,675	127	1,351	11,741
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$7,745	45	20,745	1,632	42	7,255	37,464
Special Mention	418	—	4,390	463	—	787	6,058
Substandard	914	8	4,561	726	11	157	6,377
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899

Performing	$8,630	53	29,538	2,821	53	8,199	49,294
Nonperforming:
90 days past due still accruing	447	—	158	—	—	—	605
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	447	—	158	—	—	—	605
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
33

Troubled Debt Restructurings
At September 30, 2019, there were $
7.5
 million in loans designated as troubled debt restructurings of which $
3.1
 million were accruing. At September 30, 2018, there were $
6.2
 million in loans designated as troubled debt restructurings of which $4.1 million were accruing. At December 31, 2018, there were $
6.4
 million in loans designated as troubled debt restructurings of which $
3.3
 million were accruing.

There were no loans identified as troubled debt restructurings during the three months ended September 30, 2019 and September 30, 2018.

There was
one
 one-to-four family loan and
four
 commercial real estate loans designated as a troubled debt restructuring during the nine months ended September 30, 2019. All loans were designated as a troubled debt restructuring due to a payment structure change. The pre-modification and post-modification recorded investment were $
2.7
 million.

There was
one
 commercial real estate loan and one construction and development loan designated as a troubled debt restructuring during the nine months ended September 30, 2018. All loans were designated as a troubled debt restructuring due to an interest rate change. The pre-modification and post-modification recorded inestment were $1.7 million.
No loans restructured in the twelve months prior to September 30, 2019 went into default during the three months ended September 30, 2019. Four commercial real estate loans restructured in the twelve months prior to September 30, 2019 totaling $2.1 million in principal went into default during the nine months ended September 30, 2019. No loans restructured in the twelve months prior to September 30, 2018 went into default during the three and nine months ended September 30, 2018.

NOTE 6 –
REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized
activity in real estate acquired through foreclosure
 for the periods ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of period	$1,218	1,726	1,534	3,106
Additions	660	177	1,274	268
Sales and paydowns	(46)	(302)	(976)	(1,647)
Write downs	—	—	—	(126)
Balance at end of period	$1,832	1,601	1,832	1,601
34

A summary of the
composition of real estate acquired through foreclosure
 follows:

	At September 30,	At December 31,
	2019	2018
	(In thousands)
Real estate owned:
One-to-four family	$198	204
Commercial real estate	853	—
Construction and development	781	1,330
Total real estate owned	$1,832	1,534

As of September 30, 2019, the Company had approximately $
10.5
 million of loans in the process of foreclosure. At December 31, 2018, the Company had approximately $
4.5
 million of loans in the process of foreclosure.

NOTE 7 –
DEPOSITS

Deposits outstanding by type of account
 at September 30, 2019 and December 31, 2018 are summarized as follows:

	At September 30,	At December 31,
	2019	2018
	(In thousands)
Noninterest-bearing demand accounts	$611,959	547,022
Interest-bearing demand accounts	587,963	566,527
Savings accounts	180,827	192,322
Money market accounts	428,867	431,246
Certificates of deposit:
Less than $250,000	948,218	875,749
$250,000 or more	85,380	105,327
Total certificates of deposit	1,033,598	981,076
Total deposits	$2,843,214	2,718,193

The aggregate amount of brokered certificates of deposit was $
156.7
 million and $
174.1
 million at September 30, 2019 and December 31, 2018, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $
44.9
 million and $
39.4
 million at September 30, 2019 and December 31, 2018, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2019 and December 31, 2018:

	Quoted market	Significant other	Significant other
	price in active	observable inputs	unobservable inputs
	markets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2019
Available-for-sale investment securities:
Municipal securities	$—	181,083	—
US government agencies	—	10,088	—
Collateralized loan obligations	—	255,950	—
Corporate securities	—	6,992	—
Mortgage-backed securities:
Agency	—	168,087	—
Non-agency	—	162,971	—
Trust preferred securities	—	10,926	—
Loans held for sale	—	36,882	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps	186	—	—
Mortgage loan interest rate lock commitments	—	1,653	—
Mortgage loan forward sales commitments	—	421	—
Mortgage-backed securities forward sales commitments	—	43	—
Derivative liabilities:
Cash flow hedges
Interest rate swaps	1,102	—	—
Non-hedging derivatives:
Interest rate swaps	3,850	—	—

December 31, 2018
Available-for-sale investment securities:
Municipal securities	$—	213,714	—
US government agencies	—	25,277	—
Collateralized loan obligations	—	230,699	—
Corporate securities	—	6,960	—
Mortgage-backed securities:
Agency	—	197,520	—
Non-agency	—	157,531	—
Trust preferred securities	—	11,100	—
Loans held for sale	—	16,972	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	1,232	—	—
Non-hedging derivatives:
Interest rate swaps	1,198	—	—
Mortgage loan interest rate lock commitments	—	1,199	—
Mortgage loan forward sales commitments	—	403	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	937	—	—
Mortgage-backed securities forward sales commitments	—	295	—
37

Securities Available-for-Sale

Fair values for investment securities available-for-sale are measured on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At September 30, 2019 and December 31, 2018 the Company's investment securities available-for-sale are recurring Level 2.
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
Assets measured at fair value on a nonrecurring basis
 are as follows as of September 30, 2019 and December 31, 2018:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2019
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	5,126
Home equity	—	—	17
Commercial real estate	—	—	12,175
Construction and development	—	—	1,890
Consumer loans	—	—	30
Commercial business loans	—	—	2,709
Real estate owned:
One-to-four family	—	—	198
Commercial real estate	—	—	853
Construction and development	—	—	781
Mortgage servicing rights	—	—	29,350

December 31, 2018
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,511
Home equity	—	—	249
Commercial real estate	—	—	4,960
Construction and development	—	—	1,351
Consumer loans	—	—	31
Commercial business loans	—	—	2,829
Real estate owned:
One-to-four family	—	—	204
Construction and development	—	—	1,330
Mortgage servicing rights	—	—	40,880

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2019 and December 31, 2018
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
averaging 10% - 12% in 2019
Weighted average discount rates
averaging 12% - 13% in 2018
Weighted average prepayment rates
averaging 14% - 16% in 2019
Weighted average prepayment rates
averaging 6% - 7% in 2018
Net servicing fee of 0.25% in each period presented
Weighted average delinquency rates
averaging 1.79% in 2019
Weighted average delinquency rates
averaging 2.34% in 2018

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
Mortgage Servicing Rights

A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market quarterly on a nonrecurring basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

The Company recorded a $1.8 million temporary impairment of mortgage servicing rights in the three months ended September 30, 2019. The Company recorded a $3.1 million temporary impairment of mortgage servicing rights in the nine months ended September 30, 2019. Impairment was recorded in the 2017, 2018 and 2019 tranches. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of the MSR asset.

The
carrying amount and estimated fair value of the Company's financial instruments at September 30, 2019 and December 31, 2018 are as follows:

	At September 30, 2019
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$25,519	25,519	25,519	—	—
Interest-bearing cash	51,358	51,358	51,358	—	—
Securities available-for-sale	796,097	796,097	—	796,097	—
Federal Home Loan Bank stock	21,707	21,707	—	—	21,707
Other investments	3,520	3,520	—	—	3,520
Derivative assets	2,303	2,303	186	2,117	—
Loans held for sale	36,882	36,882	—	36,882	—
Loans receivable, net	2,706,056	2,703,641	—	—	2,703,641
Accrued interest receivable	13,029	13,029	—	13,029	—
Real estate acquired through foreclosure	1,832	1,832	—	—	1,832
Mortgage servicing rights	26,528	29,350	—	—	29,350

Financial liabilities:
Deposits	2,843,214	2,849,215	—	2,849,215	—
Short-term borrowed funds	417,000	416,972	—	416,972	—
Long-term debt	42,570	43,715	—	43,715	—
Derivative liabilities	4,952	4,952	4,952	—	—
Drafts outstanding	6,518	6,518	—	6,518	—
Advances from borrowers for insurance and taxes	6,923	6,923	—	6,923	—
Accrued interest payable	2,009	2,009	—	2,009	—
Dividends payable to stockholders	2,003	2,003	—	2,003	—

	At December 31, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$28,857	28,857	28,857	—	—
Interest-bearing cash	33,276	33,276	33,276	—	—
Securities available-for-sale	842,801	842,801	—	842,801	—
Federal Home Loan Bank stock	21,696	21,696	—	—	21,696
Other investments	3,450	3,450	—	—	3,450
Derivative assets	4,032	4,032	2,430	1,602	—
Loans held for sale	16,972	16,972	—	16,972	—
Loans receivable, net	2,509,873	2,506,384	—	—	2,506,384
Accrued interest receivable	13,494	13,494	—	13,494	—
Real estate acquired through foreclosure	1,534	1,534	—	—	1,534
Mortgage servicing rights	32,933	40,880	—	—	40,880

Financial liabilities:
Deposits	2,718,193	2,721,885	—	2,721,885	—
Short-term borrowed funds	405,500	405,532	—	405,532	—
Long-term debt	59,436	61,853	—	61,853	—
Derivative liabilities	1,232	1,232	937	295	—
Drafts outstanding	8,129	8,129	—	8,129	—
Advances from borrowers for insurance and taxes	4,100	4,100	—	4,100	—
Accrued interest payable	1,591	1,591	—	1,591	—
Dividends payable to stockholders	1,576	1,576	—	1,576	—

	At September 30, 2019		At December 31, 2018
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$462,466	—	379,170	—
Standby letters of credit	22,041	—	13,797	—

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

Short-term borrowed funds
The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within90 days approximate their fair values. Estimated fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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
43

NOTE 9 –
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

The following is a summary of the reconciliation of average shares outstanding for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	22,149,567	22,149,567	22,678,681	22,678,681
Effect of dilutive securities	—	186,816	—	220,302
Weighted average shares outstanding	22,149,567	22,336,383	22,678,681	22,898,983

	For the Nine Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	22,177,483	22,177,483	21,616,485	21,616,485
Effect of dilutive securities	—	187,710	—	226,284
Weighted average shares outstanding	22,177,483	22,365,193	21,616,485	21,842,769

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of September 30, 2019 and 2018 used to calculate book value per share:

	As of September 30,
	2019	2018

Issued and outstanding shares	22,249,424	22,570,445
Less nonvested restricted stock awards	(115,933)	(135,045)
Period end dilutive shares	22,133,491	22,435,400
44

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

Operating lease expense was $
0.7
 million for the three months ended September 30, 2019, and $
2.0
 million for the nine months ended September 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $
0.6
 million for the three months ended September 30, 2019, and $
1.9
 million for the nine months ended September 30, 2019. We do not apply the recognition requirements of ASC 842 to short-term leases and recognize the lease payments on a straight-line basis over the lease term. The rate implicit in the lease is not readily determinable for the Company's leases. Accordingly, the incremental borrowing rate, giving consideration to the FHLB borrowing rate, is based on the information available at commencement date and is used to determine the present value of lease payments.

Supplemental balance sheet information related to operating leases follows
:

At September 30, 2019
Right of use operating lease asset (in millions)	$17.6
Right of use operating lease liability (in millions)	$17.9

Weighted average remaining lease term (years)	15.1
Weighted average discount rate	3.4%

Future minimum lease payments (in thousands), by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms in excess of one year as of September 30, 2019 are as follows:

At September 30, 2019
Year 1	$2,497
Year 2	2,170
Year 3	2,004
Year 4	1,930
Year 5	1,622
After Year 5	13,275
Total undiscounted payments	23,498
Less: imputed interest	(5,593)
Present value of lease payments (ROU operating lease liability)	$17,905

45

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

The following tables present selected financial information for the Company's reportable business segments for the three and nine months ended September 30, 2019 and 2018:

	Community	Mortgage
For the Three Months Ended September 30, 2019	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$45,478	438	14	(116)	45,814
Interest expense	9,103	142	530	(144)	9,631
Net interest income (expense)	36,375	296	(516)	28	36,183
Provision for loan losses	720	(100)	—	—	620
Noninterest income from external customers	5,306	7,389	21	—	12,716
Intersegment noninterest income	242	—	—	(242)	—
Noninterest expense	19,487	7,107	313	—	26,907
Intersegment noninterest expense	—	240	2	(242)	—
Income (loss) before income taxes	21,716	438	(810)	28	21,372
Income tax expense (benefit)	4,852	113	(228)	7	4,744
Net income (loss)	$16,864	325	(582)	21	16,628

46

	Community	Mortgage
For the Three Months Ended September 30, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$40,588	472	14	(89)	40,985
Interest expense	6,582	113	520	(113)	7,102
Net interest income (expense)	34,006	359	(506)	24	33,883
Provision for loan losses	750	—	—	—	750
Noninterest income from external customers	5,060	5,240	—	—	10,300
Intersegment noninterest income	242	36	—	(278)	—
Noninterest expense	19,041	4,674	287	—	24,002
Intersegment noninterest expense	—	242	—	(242)	—
Income (loss) before income taxes	19,517	719	(793)	(12)	19,431
Income tax expense (benefit)	4,254	164	(187)	(4)	4,227
Net income (loss)	$15,263	555	(606)	(8)	15,204

	Community	Mortgage
For the Nine Months Ended September 30, 2019	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$131,735	1,296	45	(346)	132,730
Interest expense	27,162	422	1,638	(429)	28,793
Net interest income (expense)	104,573	874	(1,593)	83	103,937
Provision for loan losses	2,120	(120)	—	—	2,000
Noninterest income from external customers	15,162	18,606	51	—	33,819
Intersegment noninterest income	724	18	—	(742)	—
Noninterest expense	57,498	18,079	956	—	76,533
Intersegment noninterest expense	—	720	4	(724)	—
Income (loss) before income taxes	60,841	819	(2,502)	65	59,223
Income tax expense (benefit)	13,391	196	(626)	15	12,976
Net income (loss)	$47,450	623	(1,876)	50	46,247

	Community	Mortgage
For the Nine Months Ended September 30, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$116,905	1,361	41	(169)	118,138
Interest expense	17,732	244	1,488	(244)	19,220
Net interest income (expense)	99,173	1,117	(1,447)	75	98,918
Provision for loan losses	1,284	25	—	—	1,309
Noninterest income from external customers	15,690	15,599	88	—	31,377
Intersegment noninterest income	724	64	—	(788)	—
Noninterest expense	71,318	13,809	845	—	85,972
Intersegment noninterest expense	—	725	—	(725)	—
Income (loss) before income taxes	42,985	2,221	(2,204)	12	43,014
Income tax expense (benefit)	8,810	505	(532)	5	8,788
Net income (loss)	$34,175	1,716	(1,672)	7	34,226

47

The following tables present selected financial information for the Company's reportable business segments for September 30, 2019 and December 31, 2018:

	Community	Mortgage
At September 30, 2019	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$3,977,642	77,997	645,379	(721,130)	3,979,888
Loans receivable, net	2,699,843	14,667	—	(8,454)	2,706,056
Loans held for sale	7,919	28,963	—	—	36,882
Deposits	2,853,207	—	—	(9,993)	2,843,214
Borrowed funds	427,000	8,043	32,570	(8,043)	459,570

	Community	Mortgage
At December 31, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Assets	$3,786,360	84,335	610,167	(690,114)	3,790,748
Loans receivable, net	2,494,421	30,879	—	(15,427)	2,509,873
Loans held for sale	1,450	15,522	—	—	16,972
Deposits	2,724,920	—	—	(6,727)	2,718,193
Borrowed funds	432,500	14,951	32,436	(14,951)	464,936
48

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 and assesses our financial condition as of September 30, 2019 as compared to December 31, 2018. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2018 included in our Form 10-K for that period. Results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period.

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
50

Company Overview

Carolina Financial Corporation is a Delaware corporation that was organized in February 1997 to serve as a bank holding company. In 2017, it applied for, and received, financial holding company status from the Federal Reserve. The Company operates principally through its wholly-owned subsidiary, CresCom Bank, a South Carolina state-chartered bank. CresCom Bank operates Crescent Mortgage Company, Carolina Services Corporation of Charleston (“Carolina Services”), DTFS, Inc., and CresCom Leasing, LLC, as wholly-owned subsidiaries of CresCom Bank. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

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

Pending Acquisition of Carolina Trust BancShares, Inc.

On July 15, 2019, the Company announced the execution of an agreement and plan of merger and reorganization, by and between the Company and Carolina Trust BancShares, Inc. (“Carolina Trust”), pursuant to which, subject to the terms and conditions set forth therein, Carolina Trust will merge with and into the Company, with the Company as the surviving corporation of the merger. The agreement provides that as soon as practicable following the merger, Carolina Trust's wholly-owned subsidiary, Carolina Trust Bank, will merge with and into the Bank, with the Bank as the surviving entity. The Company anticipates closing the merger December 31, 2019. Pursuant to the merger agreement, each share of Carolina Trust common stock will be converted into the right to receive 0.3000 shares of the Company's common stock, or $10.57 in cash for each share of the Company's common stock outstanding, subject to election and proration such that the aggregate consideration will consist of 90% Carolina Financial stock and 10% cash. Cash will also be paid in lieu of fractional shares. The aggregate merger consideration equals $100.1 million as of July 12, 2019, based on closing price of a share of the Company's common stock as of that date.

Executive Summary of Operating Results
The following is a summary of the Company's financial highlights and significant events in the third quarter of 2019:

•	Net income for Q3 2019 increased 9.3% to $16.6 million, or $0.74 per diluted share, from $15.2 million, or $0.66 per diluted share for Q3 2018.
•	Operating earnings for Q3 2019, which exclude certain non-operating income and expenses, increased 20.8% to $18.6 million, or $0.83 per diluted share, from $15.4 million, or $0.67 per diluted share, for Q3 2018.
•	Operating earnings for Q3 2019 have been adjusted to eliminate the following significant items:
o	The fair value loss on interest rate swaps of $1.0 million due to the continued impact of falling long-term interest rates during the quarter on the valuation of longer-duration derivatives that do not meet hedge accounting requirements.
51

o	The gain on sale of securities of approximately $756,000.
o	Merger-related expenses of approximately $484,000.
o	The loss on early extinguishment of debt of approximately $70,000.
o	The temporary impairment of our mortgage servicing rights (MSR) of $1.8 million due to increased prepayment speed assumptions in the portfolio driven by the continued impact of falling interest rates.
•	Performance ratios for Q3 2019 compared to Q3 2018:
o	Return on average assets was 1.71% compared to 1.66%.
o	Operating return on average assets was 1.91% compared to 1.68%.
o	Return on average tangible equity was 14.08% compared to 14.68%.
o	Operating return on average tangible equity was 15.72% compared to 14.85%.
•	Loans receivable, gross grew $70.9 million from June 30, 2019, or at an annualized rate of 10.7%, and grew $197.8 million, or at an annualized rate of 10.5% since December 31, 2018.
•	Total deposits increased $37.1 million from June 30, 2019 and increased $125.0 million since December 31, 2018.
•	On December 3, 2018, the Company announced that the Board of Directors had approved a plan to repurchase up to $25 million in shares of the Company’s common stock through open market and privately negotiated transactions over the next three years. The Company began stock repurchases on December 4, 2018. During the third quarter of 2019, the Company repurchased approximately 47,000 shares at an average price of $34.23. Cumulatively since December 4, 2018, the Company repurchased approximately 381,000 shares at an average price of $31.94.

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

52

The following is a summary of the Company's performance measures:

	At or for the Three		At or for the Nine
	Months Ended		Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Performance Ratios (annualized):
Return on average stockholders' equity	10.82%	10.87%	10.31%	8.91%
Return on average assets	1.71%	1.66%	1.60%	1.27%
Return on average tangible equity (Non-GAAP)	14.08%	14.68%	13.56%	12.46%
Average earning assets to average total assets	90.13%	89.59%	89.90%	89.57%
Average loans receivable to average deposits	93.04%	87.82%	93.00%	88.74%
Average stockholders' equity to average assets	15.79%	15.27%	15.47%	14.21%
Net interest margin-tax equivalent (1)	4.13%	4.15%	4.04%	4.15%
Net charge-offs (recoveries) to average loans receivable	0.05%	0.02%	0.02%	(0.05)%
Nonperforming assets to period end loans receivable	0.77%	0.49%	0.77%	0.49%
Nonperforming assets to total assets	0.52%	0.32%	0.52%	0.32%
Nonperforming loans to total loans	0.70%	0.43%	0.70%	0.43%
Allowance for loan losses as a percentage of loans receivable (end of period)	0.59%	0.55%	0.59%	0.55%
Allowance for loan losses as a percentage of non-acquired loans receivable (Non-GAAP)	0.74%	0.80%	0.74%	0.80%
Allowance for loan losses as a percentage of nonperforming loans	84.73%	129.26%	84.73%	129.26%

(1) Net interest margin-tax equivalent reflects tax-exempt income on a tax-equivalent basis.
53

The following tables present a reconciliation of Non-GAAP performance measures for consolidated operating earnings and corresponding ratios:
	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018

	(In thousands, except share data)

As Reported:
Income before income taxes	$21,372	19,356	18,495	19,425	19,431
Tax expense	4,744	4,282	3,950	3,981	4,227
Net income	$16,628	15,074	14,545	15,444	15,204

Net interest margin - core:
Net interest margin-tax equivalent (1)	$36,539	34,661	33,899	35,349	34,298
Purchased loan accretion and early payoff charges and deferred fees	(3,209)	(1,521)	(1,617)	(3,283)	(2,831)
Net interest margin - core (2) (Non-GAAP)	$33,330	33,140	32,282	32,066	31,467

Loans receivable interest income - core:
Loans receivable interest income	$38,291	36,325	84,813	34,969	33,357
Purchased loan accretion and early payoff charges and deferred fees	(3,209)	(1,521)	(1,617)	(3,283)	(2,831)
Loans receivable interest income - core (2) (Non-GAAP)	$35,082	34,804	33,196	31,686	30,526

Average equity	$614,550	598,196	580,300	569,528	559,401
Average tangible equity (Non-GAAP)	472,349	455,270	436,630	425,105	414,205
Average assets	3,891,019	3,878,269	3,826,116	3,700,795	3,663,915
Average loans receivable	2,639,921	2,610,394	2,535,192	2,428,603	2,402,075
Average interest earning assets	3,507,155	3,483,713	3,432,818	3,322,894	3,282,426

Return on average assets	1.71%	1.55%	1.52%	1.67%	1.66%
Return on average equity	10.82%	10.08%	10.03%	10.85%	10.87%
Return on average tangible equity (Non-GAAP)	14.08%	13.24%	13.32%	14.53%	14.68%
Tangible equity to tangible assets (Non-GAAP)	12.50%	12.36%	12.05%	11.83%	11.72%
Net interest margin-tax equivalent (1)	4.13%	3.99%	4.00%	4.23%	4.15%
Net interest margin-core (2) (Non-GAAP)	3.77%	3.82%	3.81%	3.84%	3.80%
Yield on loans receivable-core (2) (Non-GAAP)	5.27%	5.35%	5.31%	5.18%	5.04%

Weighted average common shares outstanding:
Basic	22,149,567	22,189,508	22,193,861	22,416,190	22,678,681
Diluted	22,336,383	22,372,273	22,381,809	22,587,466	22,898,983
Earnings per common share:
Basic	$0.75	0.68	0.66	0.69	0.67
Diluted	$0.74	0.67	0.65	0.68	0.66

Continued
54

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018

		(In thousands, except share data)
Operating Earnings and Performance Ratios:
Income before income taxes	$21,372	19,356	18,495	19,425	19,431
(Gain)/loss on sale of securities	(756)	(1,941)	(1,194)	(346)	849
Fair value adjustments on interest rate swaps	996	2,164	1,371	2,222	(628)
Merger related expenses	484	—	—	—	—
Loss on extinguishment of debt	70	31	—	—	—
Impairment of mortgage servicing rights	1,800	1,300	—	—	—
Operating earnings before income taxes	23,966	20,910	18,672	21,301	19,652
Tax expense (3)	5,400	4,653	4,001	4,379	4,279
Operating earnings (Non-GAAP)	$18,556	16,257	14,671	16,922	15,373

Average equity	$614,550	598,196	580,300	569,528	559,401
Less average intangible assets	(142,201)	(142,926)	(143,670)	(144,423)	(145,196)
Average tangible common equity (Non-GAAP)	$472,349	455,270	436,630	425,105	414,205

Average assets	$3,891,019	3,878,269	3,826,116	3,700,795	3,663,915
Less average intangible assets	(142,201)	(142,926)	(143,670)	(144,423)	(145,196)
Average tangible assets (Non-GAAP)	$3,748,818	3,735,343	3,682,446	3,556,372	3,518,719

Operating return on average assets (Non-GAAP)	1.91%	1.68%	1.53%	1.83%	1.68%
Operating return on average stockholders' equity (Non-GAAP)	12.08%	10.87%	10.11%	11.88%	10.99%
Operating return on average tangible assets (Non-GAAP)	1.98%	1.74%	1.59%	1.90%	1.75%
Operating return on average tangible equity (Non-GAAP)	15.72%	14.28%	13.44%	15.92%	14.85%

Weighted average common shares outstanding:
Basic	22,149,567	22,189,508	22,193,861	22,416,190	22,678,681
Diluted	22,336,383	22,372,273	22,381,809	22,587,466	22,898,983
Operating earnings per common share:
Basic (Non-GAAP)	$0.84	0.73	0.66	0.75	0.68
Diluted (Non-GAAP)	$0.83	0.73	0.66	0.75	0.67

Continued

55

	At the Month Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018

	(In thousands, except share data)
Core deposits:
Noninterest-bearing demand accounts	$611,959	616,823	575,990	547,022	567,394
Interest-bearing demand accounts	587,963	561,094	581,424	566,527	579,522
Savings accounts	180,827	184,764	188,725	192,322	190,946
Money market accounts	428,867	437,716	458,575	431,246	453,957
Total core deposits (Non-GAAP)	1,809,616	1,800,397	1,804,714	1,737,117	1,791,819

Certificates of deposit:
Less than $250,000	948,218	921,309	923,709	875,749	863,290
$250,000 or more	85,380	84,403	88,647	105,327	104,514
Total certificates of deposit	1,033,598	1,005,712	1,012,356	981,076	967,804
Total deposits	$2,843,214	2,806,109	2,817,070	2,718,193	2,759,623

Tangible book value per share:
Total stockholders' equity	$621,595	605,579	589,150	575,285	564,027
Less intangible assets	(141,849)	(142,570)	(143,305)	(144,054)	(144,817)
Tangible common equity (Non-GAAP)	$479,746	463,009	445,845	431,231	419,210

Issued and outstanding shares	22,249,424	22,284,981	22,296,372	22,387,009	22,570,445
Less nonvested restricted stock awards	(115,933)	(109,728)	(111,578)	(117,966)	(135,045)
Period end dilutive shares	22,133,491	22,175,253	22,184,794	22,269,043	22,435,400

Total stockholders' equity	$621,595	605,579	589,150	575,285	564,027
Divided by period end dilutive shares	22,133,491	22,175,253	22,184,794	22,269,043	22,435,400
Common book value per share	$28.08	27.31	26.56	25.83	25.14

Tangible common equity (Non-GAAP)	$479,746	463,009	445,845	431,231	419,210
Divided by period end dilutive shares	22,133,491	22,175,253	22,184,794	22,269,043	22,435,400
Tangible common book value per share (Non-GAAP)	$21.68	20.88	20.10	19.36	18.69

	At the Month Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
Acquired and non-acquired loans:
Acquired loans receivable	$548,754	601,193	644,461	686,401	749,442
Non-acquired gross loans receivable	2,173,427	2,050,043	1,946,149	1,837,935	1,708,022
Total gross loans receivable	$2,722,181	2,651,236	2,590,610	2,524,336	2,457,464
% Acquired	20.16%	22.68%	24.88%	27.19%	30.50%

Non-acquired loans	$2,173,427	2,050,043	1,946,149	1,837,935	1,708,022
Allowance for loan losses	16,125	15,867	15,021	14,463	13,615
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.74%	0.77%	0.77%	0.79%	0.80%

Total gross loans receivable	$2,722,181	2,651,236	2,590,610	2,524,336	2,457,464
Allowance for loan losses	16,125	15,867	15,021	14,463	13,615
Allowance for loan losses to total gross loans receivable	0.59%	0.60%	0.58%	0.57%	0.55%

(1) Net interest margin-tax equivalent reflects tax-exempt income on a tax-equivalent basis.
(2) Net interest margin-core and yield on loans - core excludes the impact of purchase accounting accretion, loan payoff charges and related deferred fees recognized related to early loan repayments.
(3) Tax expense is determined using the effective tax rate adjusted to eliminate the impact of the non-operating items.

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

Results of Operations
Summary
The Company reported an increase in net income for the three months ended September 30, 2019 to $16.6 million, or $0.74 per diluted share, as compared to $15.2 million, or $0.66 per diluted share, for the three months ended September 30, 2018. Included in net income for Q3 2019 was a recovery of interest income of approximately $1.2 million related to a payoff of a purchased credit impaired loan. Excluding the recovery, accretion income from acquired loans was $1.7 million for Q3 2019, as compared to $2.2 million for Q3 2018. The Company reported an increase in net income for the nine months ended September 30, 2019 to $46.2 million, or $2.07  per diluted share, as compared to $34.2 million, or $1.57 per diluted share, for the nine months ended September 30, 2018. Included in net income for the nine months ended 2019 and 2018 was purchased loan accretion of $5.9 million and $7.0 million, respectively. Provision for loan losses during the nine months ended September 30, 2019 and 2018 was $2.0 million and $1.3 million, respectively. Merger-related expenses for the nine months ended September 30, 2019 and September 30, 2018 were $0.5 million and $15.2 million, respectively.

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
Net interest income increased to $36.2 million for the three months ended September 30, 2019 from $33.9 million for the three months ended September 30, 2018. Net interest income increased to $103.9 million for the nine months ended September 30, 2019 from $98.9 million for the nine months ended September 30, 2018. The increase in net interest income is further explained in the following section.

57

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. Nonaccrual loans are included in earning assets in the following tables. Loan yields reflect the negative impact on our earnings of loans on nonaccrual status. The net capitalized loan costs and fees are amortized into interest income on loans.

	For The Three Months Ended September 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$29,733	313	4.18%	23,692	266	4.45%
Loans receivable, net (1)	2,639,921	38,291	5.75%	2,402,075	33,357	5.51%
Interest-bearing cash	18,788	101	2.13%	21,419	107	1.98%
Securities available for sale	796,651	6,745	3.39%	815,612	6,912	3.39%
Federal Home Loan Bank stock	18,556	331	7.08%	16,181	313	7.67%
Other investments	3,505	33	3.74%	3,447	30	3.45%
Total interest-earning assets	3,507,154	45,814	5.18%	3,282,426	40,985	4.95%
Noninterest-earning assets	383,864			381,489
Total assets	$3,891,018			3,663,915

Interest-bearing liabilities:
Demand accounts	579,696	678	0.46%	573,875	601	0.42%
Money market accounts	430,137	1,146	1.06%	459,141	890	0.77%
Savings accounts	181,245	254	0.56%	193,010	191	0.39%
Certificates of deposit	1,029,125	5,047	1.95%	927,395	3,347	1.43%
Short-term borrowed funds	339,961	1,931	2.25%	292,217	1,529	2.08%
Long-term debt	43,852	575	5.20%	46,261	544	4.67%
Total interest-bearing liabilities	2,604,016	9,631	1.47%	2,491,899	7,102	1.13%
Noninterest-bearing deposits	617,150			581,925
Other liabilities	55,302			30,689
Stockholders' equity	614,550			559,401
Total liabilities and stockholders' equity	$3,891,018			3,663,914

Net interest spread			3.71%			3.82%
Net interest margin	4.09%			4.10%

Net interest margin (tax-equivalent) (2)	4.13%			4.15%
Net interest income		$36,183			33,883

(1) Average balances of loans receivable, net include nonaccrual loans.
(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

Our net interest margin was 4.09%, or 4.13% on a tax-equivalent basis, for the three months ended September 30, 2019 compared to 4.10%, or 4.15% on a tax equivalent basis, for the three months ended September 30, 2018. Q3 2019 included accretion income from acquired loans of  $2.9 million (33 bps to NIM) and early payoff fees of $276,000 (3 bps to NIM) compared to Q3 2018 accretion income from acquired loans of $2.2 million (27 bps to NIM) and early payoff fees of $620,000 (8 bps to NIM). Excluding accretion income from acquired loans and early payoff fees, Q3 net interest margin-core (Non-GAAP) was 3.77% compared to 3.80% in Q3 2018.
58

Our net interest spread, which is not on a tax-equivalent basis, was  3.71% for the three months ended September 30, 2019 as compared to 3.82% for the same period in 2018. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 11 basis point decrease in net interest spread is a result of the 23 basis point increase in yield on interest-earning assets net of a 34 basis point increase in rates paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing because of the increases in the prime rate as well as higher accretion income from acquired loans partially offset by the impact of lower fees on early payoffs. The increase in rates paid on interest-bearing liabilities is primarily due to repricing because of the increase in the prime rate in addition to increased competition in our markets for deposits to fund strong loan growth.

	For The Nine Months Ended September 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$21,856	722	4.41%	22,832	726	4.25%
Loans receivable, net (1)	2,595,553	109,430	5.64%	2,375,461	97,311	5.48%
Interest-bearing cash	20,399	345	2.26%	22,889	285	1.66%
Securities available for sale	813,528	21,209	3.48%	785,782	18,979	3.22%
Federal Home Loan Bank stock	20,048	923	6.16%	18,303	751	5.49%
Other investments	3,479	101	3.88%	3,967	86	2.90%
Total interest-earning assets	3,474,863	132,730	5.11%	3,229,234	118,138	4.89%
Noninterest-earning assets	390,487			376,198
Total assets	$3,865,350			3,605,432

Interest-bearing liabilities:
Demand accounts	568,828	1,878	0.44%	555,802	1,446	0.35%
Money market accounts	438,804	3,571	1.09%	462,250	2,263	0.65%
Savings accounts	185,169	802	0.58%	203,815	451	0.30%
Certificates of deposit	1,003,593	13,972	1.86%	896,569	8,759	1.31%
Short-term borrowed funds	370,549	6,676	2.41%	328,388	4,488	1.83%
Long-term debt	51,218	1,893	4.94%	61,569	1,813	3.94%
Total interest-bearing liabilities	2,618,161	28,793	1.47%	2,508,393	19,220	1.02%
Noninterest-bearing deposits	594,514			558,453
Other liabilities	54,871			26,318
Stockholders' equity	597,804			512,268
Total liabilities and stockholders' equity	$3,865,350			3,605,432

Net interest spread			3.64%			3.87%
Net interest margin	4.00%			4.10%

Net interest margin (tax-equivalent) (2)	4.04%			4.15%
Net interest income		$103,937			98,918

(1) Average balances of loans receivable, net include nonaccrual loans.
(2) The tax-equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.
59

Our net interest margin was 4.00%, or 4.04% on a tax-equivalent basis, for the nine months ended September 30, 2019 compared to 4.10%, or 4.15% on a tax equivalent basis, for the nine months ended September 30, 2018. The yield on loans receivable during the nine months ended September 30, 2019 and 2018 reflects accretion income from acquired loans of $5.9 million (23 bps to NIM) and $7.0 million (29 bps to NIM), respectively. Also reflected in the yield are early payoff fees of $422,000 (2 bps to NIM) and $1.2 million (5 bps to NIM) for the nine months ended September 30, 2019 and 2018, respectively. Excluding accretion income from acquired loans and early payoff fees, net interest margin-core (Non-GAAP) was $3.80% compared to 3.81% for the nine months ended September 30, 2019 and 2018, respectively.

Our net interest spread, which is not on a tax-equivalent basis, was  3.64% for the nine months ended September 30, 2019 as compared to 3.87% for the same period in 2018. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 23 basis point decrease in net interest spread is a result of the 22 basis point increase in yield on interest-earning assets net of a 45 basis point increase in rates paid on interest-bearing liabilities. The increase in the rate realized on loans is primarily the result of variable rate loans repricing because of the increases in the prime rate partially offset by the impact of lower accretion income from acquired loans and lower fees on early payoffs. The increase in rates paid on interest-bearing liabilities is primarily due to repricing because of the increase in the prime rate in addition to increased competition in our markets for deposits to fund strong loan growth.

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
Following is a summary of the activity in the allowance for loan losses during the periods ended September 30, 2019 and 2018.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$15,867	12,987	14,463	11,478
Provision for loan losses	620	750	2,000	1,309
Loan charge-offs	(537)	(239)	(973)	(727)
Loan recoveries	175	117	635	1,555
Balance, end of period	$16,125	13,615	16,125	13,615

The Company experienced net charge-offs of $362,000 and net charge-offs of $122,000 for three months ended September 30, 2019 and 2018. The Company experienced net charge-offs of $338,000 for the nine months ended September 30, 2019 and net recoveries of $828,000 for the nine months ended September 30, 2018. Nonperforming assets to total assets increased to 0.52% as of September 30, 2019 compared to 0.35% as of December 31, 2018. The increase in the NPA ratio was primarily due to one fully collateralized lending relationship totaling $5.6 million. Provision for loan losses of $2.0 million was recorded during the first nine months of 2019 compared to provision for loan losses of $1.3 million during the first nine months of 2018. The increase was primarily due to loan growth and reduced recoveries in 2019.
60

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

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In Q3 2019 and Q3 2018, noninterest income comprised 21.7% and 20.8%, respectively, of total interest and noninterest income. The major components of noninterest income for the Company are listed below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Noninterest income:
Mortgage banking income	$6,063	3,685	13,799	11,701
Deposit service charges	1,742	2,084	5,088	6,096
Net loss on extinguishment of debt	(70)	—	(101)	—
Net gain (loss) on sale of securities	756	(849)	3,891	(2,292)
Fair value adjustments on interest rate swaps	(996)	628	(4,531)	1,883
Net increase in cash value life insurance	400	378	1,196	1,153
Mortgage loan servicing income	2,490	2,313	7,694	6,428
Debit card income, net	1,148	1,086	3,339	3,562
Other	1,183	975	3,444	2,846
Total noninterest income	$12,716	10,300	33,819	31,377

61

Noninterest income increased $2.4 million to $12.7 million for the three months ended September 30, 2019 from $10.3 million for the three months ended September 30, 2018. Noninterest income increased by $2.4 million for the nine months ended September 30, 2019 to $33.8 million from $31.4 million for the nine months ended September 30, 2018. The increase in noninterest income for the three and nine months ended September 30, 2019 primarily relates to the gain on sale of securities and mortgage banking income partially offset by fair value adjustments on interest rate swaps and lower deposit service charges.
Mortgage loan servicing income increased $0.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Mortgage loan servicing income increased $1.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in mortgage loan servicing income was primarily driven by an increase in loans serviced for the comparative periods.
The following table provides a break out of mortgage banking:

	Loan Originations		Mortgage Banking Income		Margin
	For the Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Additional segment information:	(Dollars in thousands)
Community banking	$33,233	27,563	968	541	2.91%	1.96%
Wholesale mortgage banking	232,874	190,142	5,095	3,144	2.19%	1.65%
Total	$266,107	217,705	6,063	3,685	2.28%	1.69%

	Loan Originations		Mortgage Banking Income		Margin
	For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Additional segment information:	(Dollars in thousands)
Community banking	$82,979	91,786	2,292	1,843	2.76%	2.01%
Wholesale mortgage banking	562,371	576,205	11,507	9,858	2.05%	1.71%
Total	$645,350	667,991	13,799	11,701	2.14%	1.75%

62

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$13,634	13,451	40,264	40,660
Occupancy and equipment	4,286	4,113	12,523	11,860
Marketing and public relations	432	312	1,306	1,011
FDIC insurance	—	285	502	805
Recovery of mortgage loan repurchase losses	(100)	(150)	(300)	(450)
Legal expense	159	94	372	327
Other real estate expense (income), net	36	(13)	330	(2)
Mortgage subservicing expense	702	640	2,176	1,772
Amortization of mortgage servicing rights	1,572	1,099	4,151	2,967
Impairment of mortgage servicing rights	1,800	—	3,100	—
Amortization of core deposit intangible	720	778	2,204	2,375
Merger-related expenses	484	—	484	15,216
Other	3,182	3,393	9,421	9,431
Total noninterest expense	$26,907	24,002	76,533	85,972

Noninterest expense increased to $26.9 million for the three months ended September 30, 2019 from $24.0 million for the three months ended September 30, 2018. The increase in noninterest expense is primarily the result of a temporary impairment of mortgage servicing rights recorded in the third quarter of 2019 as well as an increase in the amortization of mortgage servicing rights and merger related expenses partially offset by lower other non-interest expense and an FDIC insurance credit.
Noninterest expense decreased to $76.5 million for the nine months ended September 30, 2019 from $86.0 million for the nine months ended September 30, 2018. The decrease in noninterest expense is primarily the result of merger-related expenses recognized for the nine months ending September 30, 2018 of $15.2 million related to the acquisition of First South Bancorp, Inc.. Excluding the impact of merger related expenses, noninterest expenses increased $5.8 million due to the MSR impairment of $3.1 million, an increase in occupancy and equipment expense and an increase in the amortization of mortgage servicing rights.

Income Tax Expense
Our effective tax rate was 22.2% for the three months ended September 30, 2019, compared to 21.7% for the three months ended September 30, 2018. Our effective tax rate was 21.9% for the nine months ended September 30, 2019, compared to 20.4% for the nine months ended September 30, 2018. The Company incurred approximately $484,000 merger-related expenses for the nine months ending September 30, 2019 compared to $15.2 million of merger-related expenses for the nine months ended September 30, 2018. The Company's tax rates also reflect tax benefits related to excess stock-based compensation.
63

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
At September 30, 2019, our securities portfolio, excluding FHLB stock and other investments, was $796.1 million or approximately 20.0% of our assets. Our available-for-sale securities portfolio included municipal securities, US agency securities, collateralized loan obligations, corporate securities, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $796.1 million and an amortized cost of $781.5 million resulting in a net unrealized gain of $14.6 million.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

Loans by Type
Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans receivable at September 30, 2019 and December 2018 were $2.7 billion and $2.5 billion, respectively.
Our loan portfolio consists primarily of loans secured by real estate . As of September 30, 2019, our loan portfolio included $2.3 billion, or 84.7%, of gross loans secured by real estate. As of December 31, 2018, our loan portfolio included $2.1 billion, or 84.8%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.
As shown in the table below, gross loans receivable increased $197.8 million since December 31, 2018. The growth in loan balances was primarily the result of strong organic growth in commercial lending.
64

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At September 30,		At December 31,
	2019		2018
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$721,841	26.52%	732,717	29.03%
Home equity	75,107	2.76%	83,770	3.32%
Commercial real estate	1,138,879	41.84%	1,034,117	40.96%
Construction and development	370,833	13.62%	290,494	11.51%
Consumer loans	23,459	0.86%	23,845	0.94%
Commercial business loans	392,062	14.40%	359,393	14.24%
Total gross loans receivable	2,722,181	100.00%	2,524,336	100.00%
Less:
Allowance for loan losses	16,125		14,463
Total loans receivable, net	$2,706,056		2,509,873

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
65

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.
	At September 30, 2019
		After one
	One year or	but within	After five
	less	five years	years	Total
		(In thousands)
Loans secured by real estate:
One-to-four family	$22,471	144,449	554,921	721,841
Home equity	11,902	17,261	45,944	75,107
Commercial real estate	139,253	762,154	237,472	1,138,879
Construction and development	97,770	235,219	37,844	370,833
Consumer loans	2,022	8,314	13,123	23,459
Commercial business loans	39,435	261,145	91,482	392,062
Total gross loans receivable	$312,853	1,428,542	980,786	2,722,181

Loans maturing - after one year
Variable rate loans				$865,979
Fixed rate loans				1,543,349
				$2,409,328

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower's loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of September 30, 2019 and December 31, 2018, the Company had $1.2 million and $0.6 million, respectively, of PCI loans that were 90 days past due and accruing.
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
66

The following table summarizes nonperforming and problem assets, excluding purchased credit impaired loans, at the end of the periods indicated.

	At September 30,	At December 31,
	2019	2018
	(In thousands)
Loans receivable:
90 days and still accruing	$—	20
Nonaccrual loans-renegotiated loans	4,386	3,086
Nonaccrual loans-other	14,646	8,635
Real estate acquired through foreclosure, net	1,832	1,534
Total non-performing assets	$20,864	13,275

Problem assets not included in non-performing assets:
Accruing renegotiated loans outstanding	$3,065	3,327

At September 30, 2019, nonperforming assets (non-PCI) were $20.9 million, or 0.52% of total assets. Comparatively, nonperforming assets (non-PCI) were $13.3 million, or 0.35% of total assets, at December 31, 2018. Nonperforming loans were 0.70% and 0.47% of gross loans receivable at September 30, 2019 and December 31, 2018, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $3.1 million at September 30, 2019, compared to $3.3 million at December 31, 2018. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms.
Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans at September 30, 2019 and December 31, 2018 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on loans greater than $250,000 at a minimum of every 18 months, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.
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
67

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
The allowance for loan losses was $16.1 million, or 0.74% of non-acquired loans, at September 30, 2019, compared to $14.5 million, or 0.79% of total non-acquired loans, at December 31, 2018. Loans acquired in business combinations were $548.7 million and $686.4 million at September 30, 2019 and December 31, 2018, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. At September 30, 2019 and December 31, 2018, acquired non-credit impaired loans had a purchase discount remaining of $8.0 million and $10.9 million, respectively.
68

The table below shows a reconciliation of acquired and non-acquired loans and allowance for loan losses to non-acquired loans (dollars in thousands):

	At the Month Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
Acquired and non-acquired loans:
Acquired loans receivable	$548,754	601,193	644,461	686,401	749,442
Non-acquired gross loans receivable	2,173,427	2,050,043	1,946,149	1,837,935	1,708,022
Total gross loans receivable	$2,722,181	2,651,236	2,590,610	2,524,336	2,457,464
% Acquired	20.16%	22.68%	24.88%	27.19%	30.50%

Non-acquired loans	$2,173,427	2,050,043	1,946,149	1,837,935	1,708,022
Allowance for loan losses	16,125	15,867	15,021	14,463	13,615
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.74%	0.77%	0.77%	0.79%	0.80%

Total gross loans receivable	$2,722,181	2,651,236	2,590,610	2,524,336	2,457,464
Allowance for loan losses	16,125	15,867	15,021	14,463	13,615
Allowance for loan losses to total gross loans receivable	0.59%	0.60%	0.58%	0.57%	0.55%

69

The Company experienced net charge-offs of $362,000 and net charge-offs of $122,000 for three months ended September 30, 2019 and 2018. The Company experienced net charge-offs of $338,000 for the nine months ended September 30, 2019 and net recoveries of $828,000 for the nine months ended September 30, 2018. Asset quality has remained relatively consistent since December 31, 2018, with nonperforming assets to total assets of  0.52% as of September 30, 2019 as compared to 0.35% as of December 31, 2018. The increase in the NPA ratio was primarily due to one fully collateralized lending relationship.

The following table summarizes the activity related to our allowance for loan losses for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2019	2018	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$15,867	12,987	14,463	11,478
Provision for loan losses	620	750	2,000	1,309
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(83)	(79)	(231)	(226)
Home equity	—	—	(78)	—
Commercial real estate	(336)	—	(368)	(86)
Construction and development	(1)	(23)	(17)	(24)
Consumer loans	(117)	(117)	(217)	(255)
Commercial business loans	—	(20)	(62)	(136)
Total loan charge-offs	(537)	(239)	(973)	(727)
Loan recoveries:
Loans secured by real estate:
One-to-four family	12	3	150	15
Home equity	—	1	7	9
Commercial real estate	8	22	31	69
Construction and development	94	—	238	1,038
Consumer loans	43	12	139	70
Commercial business loans	18	79	70	354
Total loan recoveries	175	117	635	1,555
Net loan (charge-offs) recoveries	(362)	(122)	(338)	828
Balance, end of period	$16,125	13,615	16,125	13,615
Allowance for loan losses as a percentage of loans receivable (end of period)	0.59%	0.55%	0.59%	0.55%
Net charge-offs (recoveries) to average loans receivable (annualized)	0.05%	0.02%	0.02%	(0.05)%

70

Mortgage Operations
Mortgage Activities and Servicing
Our wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans and is included in mortgage banking income in the accompanying consolidated statements of operations. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to third party market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company's profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations is provided in “Results of Operations – Noninterest Income and Expense”. Additional segment information is provided in Note 11 - Supplemental Segment Information in the accompanying financial statements.

Loan Servicing
We retain the rights to service a portion of the loans we sell on the third party market, as part of our mortgage banking activities, for which we receive service fee income. These rights are known as mortgage servicing rights, or MSRs, where the owner of the MSR acts on behalf of the mortgage loan owner and has the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions. These duties typically include, but are not limited to, performing loan administration, collection, and default activities, including the collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures and property dispositions. We subservice the duties and responsibilities obligated to the owner of the MSR to a third party provider for which we pay a fee.
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
The Company was servicing $3.6 billion loans for others at September 30, 2019 and $4.0 billion at December 31, 2018. Mortgage servicing rights asset had a balance of $26.5 million and $32.9 million at September 30, 2019 and December 31, 2018, respectively. The midpoint economic estimated fair value range of the mortgage servicing rights was $29.4 million and $40.9 million at September 30, 2019 and December 31, 2018, respectively. Amortization expense related to the mortgage servicing rights was $1.6 million and $1.1 million during the three months ended September 30, 2019 and 2018, respectively. Amortization expense related to the mortgage servicing rights was $4.2 million and $3.0 million during the nine months ended September 30, 2019 and 2018, respectively. Amortization expense was increased as a result of falling mortgage interest rates which resulted in increased prepayment expectations.
71

Below is a roll-forward of activity in the balance of the servicing assets for the three and nine months ended September 30, 2019 and 2018 along with the activity in the related valuation allowance.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(In thousands)
MSR beginning balance	$29,640	23,626	32,933	21,003
Amount capitalized	260	1,637	846	4,989
Purchased servicing	—	8,831	—	9,970
Amount amortized	(1,572)	(1,099)	(4,151)	(2,967)
MSR impairment	(1,800)	—	(3,100)	—
MSR ending balance	$26,528	32,995	26,528	32,995

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(In thousands)
MSR valuation allowance beginning balance	$1,300	—	—	—
Increase (reduction)	1,800	—	3,100	—
MSR valuation allowance ending balance	$3,100		3,100	—

                The Company recorded a $1.8 million temporary impairment of mortgage servicing rights in the third quarter of 2019.  The valuation allowance on mortgage servicing rights was $3.1 million at September 30, 2019. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of the MSR asset.

                The following table presents a rollforward of the serviced loan principal and the associated MSR asset balance for the nine months ended September 30, 2019. The table presents the percentage of the serviced loan principal that has been repaid in relation to the amortization expense recognized on the MSR asset during the nine months ended September 30, 2019.

	For the Nine Months
	Ended September 30, 2019
	Principal serviced		MSR asset
	(In millions)
Beginning balance	$3,964.7		$32.9
Amount capitalized	92.5		0.8
Amount of repayments/amortization	(413.0)	(10)%	(4.1)	(12)%
Ending balance	$3,644.2		29.6
MSR valuation allowance			(3.1)
MSR ending balance			$26.5

Reserve for Mortgage Repurchase Losses
Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the third party market. In most cases, loans in this category are sold within 30 days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. An estimation of mortgage repurchase losses is reviewed on a quarterly basis. The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an early payment default, or EPD. In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
72

The following table summarizes the activity for the reserve for mortgage repurchase losses for the three and nine months ended September 30, 2019 and 2018.
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

		(In thousands)
Beginning balance	$1,092	1,592	1,292	1,892
Recovery of mortgage loan repurchase losses	(100)	(150)	(300)	(450)
Ending balance	$992	1,442	992	1,442

                For the three months ended September 30, 2019 and 2018, the Company recorded a recovery of mortgage repurchase losses of $100,000 and $150,000, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded a recovery of mortgage repurchase losses of $300,000 and $450,000, respectively. The reduction in the reserve for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. As a result of the Company's analysis of its reserve for mortgage loan repurchase losses, the reserve was reduced accordingly.

Deposits
We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At September 30, 2019, deposits totaled $2.8 billion, an increase of $125.0 million from deposits of $2.7 billion at December 31, 2018. The increase in deposits since December 31, 2018 relates to continued efforts to fund our balance sheet growth with core deposits through business development.
73

The following table summarizes the average balance amounts and the average rates paid on deposits held by us.

	For the Nine Months
	Ended September 30,
	2019		2018
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$568,828	0.44%	555,802	0.35%
Money market accounts	438,804	1.09%	462,250	0.65%
Savings accounts	185,169	0.58%	203,815	0.30%
Certificates of deposit less than $100,000	523,062	1.84%	439,849	1.20%
Certificates of deposit of $100,000 or more	480,531	1.88%	456,720	1.38%
Total interest-bearing average deposits	2,196,394		2,118,436
Noninterest-bearing deposits	594,514		558,453
Total average deposits	$2,790,908		2,676,889

The maturity distribution of our time deposits of $100,000 or more is as follows:

At September 30, 2019
(In thousands)
Three months or less	$124,131
Over three through six months	106,488
Over six through twelve months	147,900
Over twelve months	137,353
Total certificates of deposits	$515,872

Borrowings

The followings table outlines our various sources of short-term borrowed funds during the three and nine months ended September 30, 2019 and 2018 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowings source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown. Stated period end rates are contractual rates. The average for the period rates reflect the impact of purchase accounting.
74

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended September 30, 2019	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$417,000	1.72% - 2.32%	417,000	339,961	2.25%
Long-term borrowed funds
Long-term FHLB advances, due 2020	10,000	1.76% - 1.76%	10,000	11,304	1.57%
Subordinated debentures, due 2032 through 2037	32,570	4.31% - 6.00%	32,570	32,548	6.46%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the three months ended September 30, 2018	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$320,500	1.05% - 2.32%	408,500	292,217	2.02%
Long-term borrowed funds
Long-term FHLB advances, due 2019 through 2021	12,000	1.72% - 2.35%	35,000	13,891	1.79%
Subordinated debentures, due 2032 through 2037	32,391	4.07% - 5.50%	32,391	32,370	6.37%

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the nine months ended September 30, 2019	(Dollars in thousands)

Short-term borrowed funds
Short-term FHLB advances	$417,000	1.05% - 2.68%	430,500	370,549	2.41%
Long-term borrowed funds
Long-term FHLB advances, due 2020	10,000	1.72% - 2.70%	27,000	18,714	1.83%
Subordinated debentures, due 2032 through 2037	32,570	4.31% - 6.00%	32,570	32,504	6.73%

75

			Maximum	Average for the
		Contractual	Month	Period including
	Ending	Period End	End	Fair Value Amortization
	Balance	Rate	Balance	Balance	Rate
At or for the nine months ended September 30, 2018	(Dollars in thousands)

Short-term borrowed funds
Short-term FHLB advances	$320,500	1.04% - 2.71%	408,500	328,388	1.81%
Long-term borrowed funds
Long-term FHLB advances, due 2019 through 2021	12,000	1.72% - 2.35%	42,500	29,244	1.64%
Subordinated debentures, due 2032 through 2037	32,391	4.07% - 5.50%	32,391	32,325	6.15%

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
Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, third lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At September 30, 2019, the Company had FHLB advances of $427.0 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $344.4 million.
Lines of credit with the FRB are based on collateral pledged. At September 30, 2019, the Company had lines available with the FRB for $135.0 million. At September 30, 2019, the Company had no FRB advances outstanding.

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

On December 3, 2018, the Company announced that the Board of Directors had approved a plan to repurchase up to $25,000,000 in shares of the Company's common stock through open market and privately negotiated transactions over the next three years. The Company began stock repurchases on December 4, 2018. During the third quarter, the Company repurchased 46,807 shares at an average price of $34.23. Cumulatively since December 4, 2018 through September 30, 2019, the Company repurchased 380,943 shares at an average price of $31.94.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at September 30, 2019 and December 31, 2018 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2019
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$469,609	15.97%	205,833	7.000%	205,833	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	501,063	17.04%	249,940	8.500%	249,940	8.500%	N/A	N/A
Total capital (to risk weighted assets)	517,188	17.59%	308,749	10.500%	308,749	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	501,063	13.40%	149,561	4.000%	149,561	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	495,507	16.86%	205,750	7.000%	205,750	7.000%	191,054	6.50%
Tier 1 capital (to risk weighted assets)	495,507	16.86%	249,839	8.500%	249,839	8.500%	235,143	8.00%
Total capital (to risk weighted assets)	511,632	17.41%	308,625	10.500%	308,625	10.500%	293,929	10.00%
Tier 1 capital (to total average assets)	495,507	13.26%	149,518	4.000%	149,518	4.000%	186,897	5.00%

December 31, 2018
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$431,568	15.19%	181,094	6.375%	198,848	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	462,888	16.29%	223,704	7.875%	241,459	8.500%	N/A	N/A
Total capital (to risk weighted assets)	477,351	16.80%	280,518	9.875%	298,273	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	462,888	13.01%	142,270	4.000%	142,270	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	454,181	16.00%	180,948	6.375%	198,688	7.000%	184,496	6.50%
Tier 1 capital (to risk weighted assets)	454,181	16.00%	223,524	7.875%	241,264	8.500%	227,072	8.00%
Total capital (to risk weighted assets)	468,644	16.51%	280,292	9.875%	298,032	10.500%	283,840	10.00%
Tier 1 capital (to total average assets)	454,181	12.76%	142,392	4.000%	142,392	4.000%	177,990	5.00%

78

The following table provides the amount of dividends and dividend payout ratios (dividends declared divided by net income) for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

	(Dollars in thousands)
Dividends declared	$2,003	1,580	5,795	3,987
Dividend payout ratios	12.05%	10.39%	12.53%	11.65%

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

At September 30, 2019, we had issued commitments to extend credit of approximately $484.5 million through various types of lending arrangements. There were 68 standby letters of credit included in the commitments for $22.0 million. Total variable rate commitments were $375.9 million and fixed rate commitments were $108.6 million.

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
79

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

As of September 30, 2019, the following table summarizes the forecasted impact on net interest income using a base case scenario given downward movements in interest rates of 100 and 200 basis points and upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management's assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market condition.

		Annualized Hypothetical
Interest Rate Scenario		Percentage Change in
Change	Prime Rate	Net Interest Income

(2.00)%	3.00%	(5.60)%
(1.00)%	4.00%	(2.60)%
0.00%	5.00%	0.00%
1.00%	6.00%	1.10%
2.00%	7.00%	2.00%
3.00%	8.00%	2.80%

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
80

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
81

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
82

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable

(b) Not applicable

(c) Issuer purchases of Registered Equity Securities:

On December 3, 2018, the Company announced that the Board of Directors had approved a plan to repurchase up to $25,000,000 in shares of the Company's common stock through open market and privately negotiated transactions over the next three years. The Company began stock repurchases on December 4, 2018. During the second quarter, the Company repurchased 46,807  shares at an average price of $34.23. Cumulatively since December 4, 2018 through September 30, 2019, the Company repurchased 380,943 shares at an average price of $31.94.

The following table reflects share repurchase activity during the three months ended September 30, 2019:

			(c) Total Number of Shares	(d) Maximum Number (or
			Purchased as Part of	Approximate Dollar Value) of
	(a) Total Number of	(b) Average Price	Publicly Announced Plans	Shares that may yet be Purchased
Period	Shares Purchased	Paid per Share	or Programs	Under the Plans or Programs
July 1 - July 31	18,093	34.52	18,093	13,809,714
August 1 - August 31	23,742	34.00	23,742	13,002,486
September 1 - September 30	4,972	34.30	4,972	12,831,946
	46,807		46,807

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Item 5. OTHER INFORMATION.

Not applicable

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.
83

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA FINANCIAL CORPORATION
Registrant

Date: November 8, 2019	/s/ Jerold L. Rexroad
Jerold L. Rexroad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	/s/ William A. Gehman III
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

101
The following materials from the Quarterly Report on Form 10-Q of Carolina Financial Corporation as of and for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

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

85