Form 10-K
period 2019-12-31
CAROLINA FINANCIAL CORP
filed 2020-03-02
CIK 870385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 001-10897

Carolina Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	57-1039673
(State of Incorporation)	(I.R.S. Employer Identification No.)

288 Meeting Street, Charleston, South Carolina	29401
(Address of principal executive offices)	(Zip Code)

(843) 723-7700
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CARO	The Nasdaq Capital Market®

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

Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $738,763,981 as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2020
Common Stock, $.01 par value per share	24,825,817 shares

DOCUMENTS INCORPORATED BY REFERENCE

Some of the information required by Part I and Part III is incorporated by reference from the prospectus and joint proxy statement filed by United Bankshares, Inc. and the registrant on February 13, 2020 pursuant to Rule 424(b) under the Securities Act of 1933 and Rule 14a-6 under the Securities Exchange Act of 1934.

The information required by Part III will be incorporated by reference from either the registrant’s definitive proxy statement which involves the election of directors if such proxy statement is filed not later than 120 days after the end of the fiscal year covered by this report or as an amendment to this report filed not later than the end of such 120-day period.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information included or incorporated by reference, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under “Item 1A- Risk Factors” and the following:

•	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;
•	changes in economic conditions, either nationally or regionally and especially in our primary market areas, resulting in, among other things, a deterioration in credit quality;
•	changes in interest rates, or changes in regulatory environment resulting in a decline in our mortgage production and a decrease in the profitability of our mortgage banking operations;
•	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the South Carolina, North Carolina and national real estate markets;
•	the rate of delinquencies and amount of loans charged-off;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	the rate of loan growth in recent or future years;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	significant increases in competitive pressure in the banking and financial services industries;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Act and regulations adopted thereunder, changes in federal or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking, mortgage banking, and financial service industries;
•	changes occurring in business conditions and inflation;
•	increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding;
•	discontinuation of a published LIBOR rate after 2021 and the impact to our assets and liabilities;
•	the impact of past and future hurricanes and other natural disasters on our loan portfolio and the economic prospects of our coastal markets;
•	our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations;
1

•	changes in deposit flows;
•	changes in technology;
•	changes in monetary and tax policies;
•	changes in accounting policies, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board ( “PCAOB”) and the Financial Accounting Standards Board (“FASB”);
•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
•	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;
•	our anticipated capital expenditures and our estimates regarding our capital requirements;
•	our liquidity and working capital requirements;
•	competitive pressures among depository and other financial institutions;
•	the growth rates of the markets in which we compete;
•	our anticipated strategies for growth and sources of new operating revenues;
•	our current and future products, services, applications and functionality and plans to promote them;
•	anticipated trends and challenges in our business and in the markets in which we operate;
•	the evolution of technology affecting our products, services and markets;
•	our ability to retain and hire necessary employees and to staff our operations appropriately;
•	management compensation and the methodology for its determination;
•	our ability to compete in our industry and innovation by our competitors;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	acquisition integration risks relating to companies we have acquired, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;
•	estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices and stock-based compensation;
•	the matters noted under the heading “Cautionary Statement Regarding Forward-Looking Statements” in the prospectus and joint proxy statement filed by United Bankshares, Inc. and us on February 13, 2020, which is incorporated herein by reference.

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

PART I

Item 1.  Business

General Overview

Carolina Financial Corporation is a Delaware corporation that was organized in February 1997 to serve as a bank holding company. In 2017, it applied for, and received, financial holding company status from the Federal Reserve. The Company operates principally through its wholly-owned subsidiary, CresCom Bank, a South Carolina state-chartered bank. CresCom Bank operates Crescent Mortgage Company, Carolina Services Corporation of Charleston (“Carolina Services”), DTFS, Inc., CresCom Leasing, LLC and Western Carolina Holdings, LLC, as wholly-owned subsidiaries of CresCom Bank. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is primarily a correspondent/wholesale mortgage company approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers.

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

On November 1, 2017, the Company completed its acquisition of First South Bancorp, Inc., the holding company for First South Bank (“First South”). In the transaction, the Company acquired $1.1 billion in total assets, loans receivable of $759.2 million and deposits of $952.6 million. The Company issued 4,822,540 shares of its common stock to First South shareholders. In addition, the Company assumed aggregate subordinated debt principal of $10.3 million, which at the date of acquisition had a fair value of $8.6 million.

On December 31, 2019, the Company completed its acquisition of Carolina Trust BancShares, Inc., the holding company for Carolina Trust Bank (“Carolina Trust”). In the transaction, the Company acquired $635.0 million of total assets, loans receivable of $481.0 million and deposits of $537.8 million. The Company issued 2,512,543 shares of its common stock to Carolina Trust shareholders. In addition, the Company assumed aggregated subordinated debt principal of $10.0 million, which at the date of acquisition had a fair value of $10.1 million.

As of December 31, 2019, the Company had total assets of $4.7 billion, loans receivable, net of $3.2 billion, total deposits of $3.4 billion, and total stockholders’ equity of $743.4 million.

Our main office is located at 288 Meeting Street, Charleston, South Carolina 29401.

Pending Merger with and into United Bankshares, Inc.

On November 17, 2019, the Company announced the execution of an agreement and plan of merger by and between the Company and United Bankshares, Inc. (“United”), pursuant to which, subject to the terms and conditions set forth therein, the Company will merge with and into United, with United as the surviving corporation of the merger. The agreement provides that at the effective time of the merger, the Bank will merge with and into United Bank, a wholly-owned subsidiary of United Bank, with United Bank as the surviving entity. Pursuant to the merger agreement, each outstanding share of common stock of Carolina Financial will be converted into the right to receive 1.13 shares of United common stock, par value $2.50 per share, resulting in an aggregate transaction value of approximately $1.1 billion.

United’s and United Bank’s existing charters and bylaws will remain in place following the Merger and the Bank Merger.

Pursuant to the merger agreement, as of the effective time of the merger, each outstanding Company stock option, whether vested or unvested as of the date of the merger agreement, shall, at such option holder’s election, (i) vest and convert into an option to acquire United common stock adjusted based on the 1.13 exchange ratio, or (ii) be entitled to receive cash consideration equal to the difference between (a) the option’s exercise price and (b) the volume weighted average trading price over a specified period multiplied by the number of shares of Company common stock subject to such stock option. Also, at the effective time of the merger, each restricted stock grant, restricted stock unit grant or any other award of a share of Carolina Financial common stock subject to vesting, repurchase or other lapse restriction under a Company stock plan (other than a stock option) that is outstanding immediately prior to the effective time of the merger, will fully vest in accordance with the terms of the stock plan and at the election of the holder (i) convert into the right to receive shares of United common stock based on the 1.13 exchange ratio or (ii) convert into cash in an amount equal to the volume weighted average trading price of Company common stock over a specified period multiplied by the shares of Company common stock subject to the stock award. Consummation of the merger is subject to approval of the stockholders of United and Carolina Financial, the receipt of all required regulatory approvals, as well as other customary conditions.

The foregoing description of the merger agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the merger greement, a copy of which is filed as Exhibit 2.1 to this report and is incorporated herein by reference. The merger agreement has been attached as an exhibit to provide investors and security holders with information regarding its terms. It is not intended to provide any other financial information about the Company. The representations, warranties and covenants contained in the merger agreement were made only for purposes of that agreement and as of specific dates, are solely for the benefit of the parties to the merger greement, may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the merger agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the parties that differ from those applicable to investors. Investors should not rely on the representations, warranties, or covenants or any description thereof as characterizations of the actual state of facts or condition of the Company. Moreover, information concerning the subject matter of the representations, warranties, and covenants may change after the date of the merger agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company.

In connection with entering into the merger agreement, each of the directors of the Company have entered into a support agreement. The support agreements generally require that the stockholder party thereto vote all of his or her shares of the Company’s common stock in favor of the merger and, subject to specified exceptions, prohibit such stockholder from transferring his or her shares of Company common stock prior to the consummation of the merger. The support agreements will terminate upon the earlier of the consummation of the merger and the termination of the merger agreement in accordance with its terms. The foregoing description of the support agreements does not purport to be complete and is qualified in its entirety by reference to the form of support agreement included as Exhibit A to the merger agreement, which is filed as Exhibit 2.1 to this report and incorporated by reference herein.

United has filed a registration statement on Form S-4 with the SEC to register the shares of United’s common stock that will be issued to the Company’s stockholders in connection with the proposed merger. The definitive prospectus of United and joint proxy statement of United and the Company, filed on February 13, 2020 has been provided to the stockholders of each of United and the Company in connection with the proposed merger and is incorporated herein by reference. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT AND THE DEFINITIVE JOINT PROXY STATEMENT-PROSPECTUS (AND ANY OTHER DOCUMENTS FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED MERGER OR INCORPORATED BY REFERENCE INTO THE JOINT PROXY STATEMENT-PROSPECTUS) BECAUSE SUCH DOCUMENTS CONTAIN IMPORTANT INFORMATION REGARDING THE PROPOSED MERGER. Investors and security holders may obtain free copies of these documents and other documents filed with the SEC on its website at www.sec.gov. Investors and security holders may also obtain free copies of the documents filed with the SEC by United on its website at www.ubsi-wv.com and by the Company on its website at www.haveanicebank.com.

This report does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. Before making any voting or investment decision, investors and security holders of United and the Company are urged to read carefully the entire registration statement and definitive joint proxy statement-prospectus, including any amendments thereto, because these documents contain important information about the proposed merger. Free copies of these documents may be obtained as described above.

United, the Company and certain of their directors and executive officers may be deemed participants in the solicitation of proxies from the stockholders of each of United and the Company in connection with the proposed merger. Information regarding the directors and executive officers of United and the Company and other persons who may be deemed participants in the solicitation of the stockholders of United or of the Company in connection with the proposed merger is included in the definitive joint proxy statement-prospectus for each of United’s and the Company’s special meeting of stockholders, which has been filed by United and the Company with the SEC. Information about the directors and officers of United and their ownership of United common stock can also be found in United’s definitive proxy statement in connection with its 2018 annual meeting of stockholders, as filed with the SEC on March 29, 2019, and other documents subsequently filed by United with the SEC. Information about the directors and officers of the Company and their ownership of the Company’s common stock can also be found in this Annual Report on Form 10-K, and other documents subsequently filed by the Company with the SEC. Additional information regarding the interests of such participants is included in the definitive prospectus and joint proxy statement and other relevant documents regarding the proposed merger filed with the SEC.

Available Information

We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on our website at www.haveanicebank.com under the “Investor Relations” section. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with the Securities and Exchange Commission (the “SEC”). These filings are also accessible on the SEC’s website at www.sec.gov. In addition, we make available under the Investor Relations section on our website the following, among other things, (i) Code of Ethics and Whistleblower Policy and (ii) the charters of the Audit, Corporate Governance and Nominating and Compensation and Benefits Committees of our board of directors. These materials are available to the general public on our website free of charge. Printed copies of these materials are also available free of charge to shareholders who request them in writing. Please address your request to: Investor Relations, Attn: William A. Gehman III, Carolina Financial Corporation, 288 Meeting Street, Charleston, South Carolina 29401. Statements of beneficial ownership of equity securities filed by directors, officers, and 10% or greater stockholders under Section 16 of the Exchange Act are also available through our website. The information on our website is not incorporated by reference into this report.

Our Market Area

Our primary market areas are the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) market areas. Our primary market areas in North Carolina include Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties), Charlotte-Concord-Gastonia (NC and SC) and the southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties).

The following table presents, for each of our above-described primary market and reflecting the pro-forma franchise with acquired Carolina Trust branches, the number of branches of CresCom Bank, the approximate amount of deposits in the market areas as of June 30, 2019 and the approximate deposit market share in the market area at June 30, 2019 (the latest date for which such data is available).

	Number of	Deposits	Market
Market Name	Branches	(in millions)	Share
Charleston	8	$708	4.1%
Myrtle Beach	8	$436	4.7%
Midlands South Carolina	3	$137	1.6%
Upstate South Carolina	5	$315	2.4%
Inland North Carolina	9	$320	4.6%
Coastal North Carolina	4	$145	6.4%
Wilmington	3	$53	0.6%
Charlotte	12	$519	3.6%
Raleigh/Durham	2	$68	0.1%
Eastern NC	19	$627	4.8%

Our markets in or near Charleston, South Carolina are heavily influenced by the diverse economic mix of the Charleston region. The region is home to the Port of Charleston, one of the busiest container ports along the Southeast and Gulf Coasts, as well as a number of national and international manufacturers, including Boeing South Carolina and Robert Bosch LLC. The region also benefits from a thriving tourism industry. In addition, a number of academic institutions are located within the region, including the Medical University of South Carolina, The Citadel, The College of Charleston, Charleston Southern University, Trident Technical College and The Charleston School of Law. Charleston also hosts military installations for the U.S. Navy, Marine Corps, U.S. Air Force, U.S. Army and U.S. Coast Guard. Data obtained through SNL Financial LC projects population growth in the Charleston-North Charleston MSA of 7.65% from 2020 to 2025.

The Myrtle Beach area, also known as the Grand Strand, is a 60-mile stretch of beaches extending south from the South Carolina/North Carolina state line to Pawley’s Island and is consistently ranked as one of the top vacation destinations in the country. According to data published by the Myrtle Beach Area Chamber of Commerce, Myrtle Beach hosted an estimated over 19 million visitors in 2019 with the economy of the region dominated by the tourism and retail industries. The Myrtle Beach-Conway-North Myrtle Beach MSA is also home to Coastal Carolina University in Conway and Webster University in Myrtle Beach. Data obtained through SNL Financial LC projects population growth in the Myrtle Beach-Conway-North Myrtle Beach MSA of 9.2% from 2020 to 2025.

The Midlands market includes branches in the Columbia, South Carolina market. Columbia, the state capital of South Carolina, is located within Richland County in the center of the state between the Upstate region and the coastal cities of Charleston and Myrtle Beach. Columbia’s central location has contributed greatly to its commercial appeal and growth, and the city benefits from a diverse economy composed of advanced manufacturing, healthcare, technology, shared services, logistics, and energy. The largest employers in the Columbia market area include the U.S. Army’s Fort Jackson, the University of South Carolina, Prisma Health (formerly Palmetto Health Alliance), Blue Cross Blue Shield, and Lexington Medical Center. Data obtained through SNL Financial LC projects population growth in the Columbia MSA of 5.5% from 2020 to 2025.

The Upstate market includes banking locations in the Greenville-Spartanburg market area. Major industries in the Upstate include the automobile industry, which is concentrated primarily along the corridor between Greenville and Spartanburg around the BMW manufacturing facility in Greer, South Carolina. The Greenville Health System and Bon Secours St. Francis Health System represent the healthcare and pharmaceuticals industry in the area. The Upstate is also home to significant private sector and university-based research including research and development facilities for Michelin, Fuji and General Electric and research centers to support the automotive, life sciences, plastics and photonics industries. The Upstate also benefits from being an academic center and is home to collegiate and university education facilities such as Clemson University, Furman University, Presbyterian College, University of South Carolina-Upstate, Anderson University, Lander University, Bob Jones University, Wofford College and Converse College, among others. Data obtained through SNL Financial LC projects population growth in the Greenville-Anderson MSA of 6.1% from 2020 to 2025.

The Raleigh/Durham area is among the most visited of the United States. The largest research park in the United States is situated between Durham and Raleigh and is home to more than 250 companies including IBM, GlaxoSmithKline and Cisco Systems. The area is also home to university and research facilities of Duke University and the University of North Carolina – Chapel Hill. Data obtained through SNL Financial LC projects population growth in the Raleigh-Cary and Durham-Chapel Hill MSAs of 7.7% and 6.2%, respectively, from 2020 to 2025.

Our Wilmington and other markets in southeastern North Carolina are contiguous to South Carolina and the Grand Strand. Wilmington has a diversified economy and is a major resort area and a center for light manufacturing. The city also serves as the retail and medical center for the region. Companies in the Wilmington area produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. According to data published by the Wilmington Chamber of Commerce, major employers in the area include General Electric, PPD, Inc., and Corning, Inc. The area also benefits from the presence of the University of North Carolina-Wilmington, which is also a major employer for the market. Data obtained through SNL Financial LC projects population growth in the Wilmington MSA of 7.1% from 2020 to 2025.

The Charlotte-Concord-Gastonia (NC and SC) market includes branches acquired in the Carolina Trust acquisition that closed on December 31, 2019. The acquisition of Carolina Trust expanded the Company’s footprint to the Charlotte-Concord-Gastonia, NC-SC MSA with 11 banking locations and a loan production office, which complemented the Company’s de novo branch in the Charlotte market. Charlotte is one of the 25 largest cities in the U.S. and is the largest city in North Carolina. Charlotte is home to more than 10 Fortune 1000 companies including Bank of America, Wells Fargo, Belk, Shutterfly, Duke Energy, Lance and Nucor. Data obtained through SNL Financial LC projects population growth in the Charlotte-Concord-Gastonia MSA of 7.0% from 2020 to 2025.

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

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions, such as Bank of America, Wells Fargo, PNC and Truist.  These institutions offer some services, including extensive and established branch networks, that we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

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

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2019, the maximum amount we could lend to one borrower was $89.6 million. However, our internal lending limit without board of director approval at December 31, 2019 was $59.7 million. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

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

The Company’s primary markets are generally concentrated in real estate lending. However, in order to diversify our lending portfolio, the Company purchases nationally syndicated commercial and industrial loans. These loans typically have terms of seven years and are generally tied to a floating rate index such as LIBOR or prime. To effectively manage this line of business, the Company has an experienced senior lending executive who leads a team with relevant experience to manage this area of this segment of the loan portfolio. In addition, the Company engaged a consulting firm that specializes in syndicated loans to assist in monitoring performance analytics. Syndicated loans are grouped within commercial business loans.

The Bank originates leases, primarily on equipment utilized for business purposes with terms that generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease. Most leases provide 100% of the cost of the equipment and are secured by the leased equipment. The Company requires the leased equipment to be insured and that we be listed as a loss payee and named as an additional insured on the insurance policy. We manage credit risk associated with our lease financing loan class based upon the dollar amount of the lease and the level of credit risk. We follow a formal review process that entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance. As of December 31, 2019 and December 31, 2018, there were approximately $16.8 million and $23.1 million in lease receivables outstanding. Lease receivables are grouped within commercial business loans.

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

Mortgage Operations

Mortgage Activities and Servicing. Our correspondent/wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans and is included in mortgage banking income in the accompanying consolidated statements of operations. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to third-party market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned.

Loan Servicing. We retain the rights to service a portion of the loans we sell on the third-party market, as part of our mortgage banking activities, for which we receive service fee income. In addition, at certain times we may purchase rights to service from third parties. These rights are known as mortgage servicing rights, or MSRs, where the owner of the MSR acts on behalf of the mortgage loan owner and has the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions. These duties typically include, but are not limited to, performing loan administration, collection, and default activities, including the collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures and property dispositions. We subservice the duties and responsibilities obligated to the owner of the MSR to a third party provider for which we pay a fee.

Deposit Products

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At December 31, 2019, deposits totaled $3.4 billion, an increase from deposits of $2.7 billion at December 31, 2018. Excluding the impact of deposits acquired from Carolina Trust, deposits increased $152.4 million since December 31, 2018. The increase in deposits since December 31, 2018 relates to continued efforts to fund our balance sheet growth with core deposits through business development.

Emerging Growth Company

On December 31, 2018, our status as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), terminated because the market value of our common stock held by non-affiliates exceeded $700 million on June 30, 2018.  As an “emerging growth company,” we took advantage of some reduced disclosure and other requirements that were otherwise applicable generally to public companies.  With the filing of the 2018 Form 10-K, we began providing the information required from “large accelerated filers” as defined in Rule 12b-2 under the Exchange Act in periodic reports required under the Exchange Act. As a result, the information that we provided to our stockholders prior to the 2018 Form 10-K may be different from the information provided by other public reporting companies.

Employees

As of February 20, 2020, we had 880 total employees, including 836 full-time employees.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act which was signed into law in 2010 (the “Dodd-Frank Act”), among other things, changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The Dodd-Frank Act is focused in large part on the financial services industry, and contains a number of provisions that will affect us, including:

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

Regulatory Capital Requirements

Regulatory capital rules released by the federal bank regulatory agencies in July 2013 and fully-phased in as of January 1, 2019, referred to as Basel III, impose higher minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. We collectively refer to these organizations herein as “covered” banking organizations. In certain respects, the rules impose more stringent requirements on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime.

Specifically, we are required to maintain the following minimum capital levels:

•	a Common Equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6%;
•	a total risk-based capital ratio of 8%; and
•	a leverage ratio of 4%.

Under Basel III, Tier 1 capital is redefined to include two components: CET1 capital and additional Tier 1 capital. The new and highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of non-cumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities. The rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in CET1 capital, subject to certain restrictions. Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying Tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. Cumulative perpetual preferred stock is included only in Tier 2 capital. Accumulated other comprehensive income (“AOCI”) is presumptively included in CET1 capital and often would operate to reduce this category of capital. The rules provided for a one-time opportunity at the end of the first quarter of 2015 for covered banking organization to opt-out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 common equity, but the buffer applies to all three measurements (CET1 capital, Tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time, becoming fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-based assets.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, and accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) reduce the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first quarter of 2020, the first reporting period in which the new standard is effective.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 8%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9% leverage ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a CET 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
•	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a CET 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage ratio of 4% or greater.
•	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a CET 1 risk-based capital ratio of less than 4.5%, or (iv) has a leverage ratio of less than 4%.
•	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a CET 1 risk-based capital ratio of less than 3%, or (iv) has a leverage ratio of less than 3%.
•	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 2019, the Bank was deemed to be “well capitalized.”

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

On December 27, 2019, the federal banking agencies issued an interagency statement explaining that such agencies will provide temporary relief from enforcement action against bank or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This temporary relief will apply while the Federal Reserve, in consultation with the other federal banking agencies, considers whether to amend Regulation O.

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

Branching. Federal legislation permits out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removed previous state law restrictions on de novo interstate branching in various states in which we operate. This change effectively permits out-of-state banks to open de novo branches in states where the laws of such state would permit a bank chartered by that state to open a de novo branch.

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

Community Reinvestment Act. The Bank is subject to certain requirements and reporting obligations under the Community Reinvestment Act, (or “CRA”), which requires federal banking regulators to evaluate the record of the Bank in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. The CRA further requires these criteria to be considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our Bank. On May 21, 2018, the “as of” date of its most recent examination, the Bank received a “satisfactory” CRA rating.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to the current CRA framework. The Federal Reserve did not join the proposal.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Community Reinvestment Act, encourages banks to help meet the credit needs of their entire community, including low- and moderate-income areas consistent with safe and sound lending practices;
•	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	the Real Estate Settlement Procedures Act and Regulation X, which governs aspects of the settlement process for residential mortgage loans.
•	the Military Lending Act and Service Members Civil Relief Act both protect active duty members and their families from certain lending practices in consumer credit and provide meaningful benefits for Service Members; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
•	the Expedited Funds Availability Act, Regulation CC, establishes time limits the bank must follow for making check deposits available for withdrawal or transfer; and
•	the Truth in Savings Act and Regulation DD, which requires depositary institutions to provide certain consumer disclosures.

Anti-Money Laundering. As a financial institution, the Bank must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, as described below. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and money penalty sanctions against institutions that have not complied with these requirements.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. The Federal Open Market Committee raised the target range for the federal funds rate by 25 basis points each on March 16, 2017, June 15, 2017 and December 14, 2017. During 2018, the rate was increased by 25 basis points each on March 22, June 14, September 27 and December 20. During 2019, the rate was decreased by 25 basis points each on August 1, September 19 and October 31. The potential for further changes in the federal funds rate depends on the economic outlook.

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

In addition, FDIC insured institutions are required to pay a Financing Corporation (“FICO”) assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s, which expired between 2017 and 2019. The final FICO assessment was collected in March 2019.

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

Based on the Bank’s loan portfolio as of December 31, 2019, the Bank did not exceed the 300% or the 100% guidelines for commercial real estate loans.

Item 1A.  Risk Factors

Our business is subject to certain risks, including those described below.  If any of the events described in the following risk factors actually occurs then our business, results of operations and financial condition could be materially adversely affected.  More detailed information concerning these risks is contained in other sections of this report, including “Part I, Item 1: Business”, “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, “Cautionary Note Regarding Forward-Looking Statements.”

In addition to general investment risks and the other information contained in this Item 1A and elsewhere in this report, stockholders and investors should consider the matters described under the heading “Risk Factors” in the prospectus and joint proxy statement filed by United Bankshares, Inc. and us on February 13, 2020, which is incorporated herein by reference.

Risks Related to Our Business

Our business may be adversely affected by economic conditions.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in South Carolina, Charlotte, and eastern North Carolina. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. While economic conditions in our local markets in South Carolina and North Carolina have improved since the end of the economic recession, However, there are continuing concerns related to, among other things, the level of United States government debt and fiscal actions that may be taken to address that debt, depressed oil prices and trade disputes and related tariffs that may have a destabilizing effect on financial markets. There can be no assurance that current economic conditions will continue or improve, and economic conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. A return of recessionary conditions or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Changes in U.S. trade policies and other factors beyond our control, including the imposition of tariffs and retaliatory tariffs and the impacts of epidemics or pandemics, may adversely impact our business, financial condition and results of operations.

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On January 26, 2020, President Trump signed a new trade deal between the United States, Canada and Mexico to replace the North American Free Trade Agreement. The full impact of this agreement on us, our customers and on the economic conditions in our primary banking markets is currently unknown. In addition, coronavirus and concerns regarding the extent to which it may spread have affected, and may increasingly affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as coronavirus or other potential epidemics or pandemics, have the potential to negatively impact ours and/or our customers’ costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

Our mortgage banking profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

Mortgage production, especially refinancing activity, typically declines in a rising interest rate environment. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business depends in large part upon our ability to aggregate a high volume of loans and sell them in the third-party market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active third-party market and (ii) our ability to profitably sell loans or securities into that market. As our level of mortgage production declines, the profitability from our mortgage operations will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active third-party market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by the government sponsored entities, or GSEs, and other institutional and non-institutional investors. These entities account for a substantial portion of the third-party market in residential mortgage loans. Because the largest participants in the third-party market are government-sponsored enterprises whose activities are governed by federal law, any future changes in laws that significantly affect the activity of the GSEs could, in turn, adversely affect our operations. In September 2008, the GSEs were placed into conservatorship by the U.S. government. Although to date the conservatorship has not had a significant or adverse effect on our operations, it remains unclear whether these events or further changes would significantly and adversely affect our operations. The government and others have provided options to reform the GSEs, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the GSEs and other institutional and non-institutional investors. Our ability to remain eligible to originate and securitize government insured loans may also depend on having an acceptable peer-relative delinquency ratio for Federal Housing Authority, or FHA, loans and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines.

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

At December 31, 2019, the Company had 79 individual securities available-for-sale in an unrealized loss position. The Company believes, based on OTTI evaluations, that the deterioration in the value of these securities is attributable primarily to changes in interest rates. Management believes that there are no securities other-than-temporarily impaired at December 31, 2019. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Management continues to monitor these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than-temporarily impaired, which would require a charge to earnings in such periods.

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

We calculate income taxes in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires the use of the asset and liability method. In accordance with this, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from reversals of deferred tax liabilities, potential utilization of net operating loss carrybacks, tax planning strategies and future taxable income. At December 31, 2019, our net deferred tax asset was $2.5 million. We recognized the deferred tax asset because management believes, based on earnings and detailed financial projections, that it is more likely than not that we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. There can be no assurance that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, this would require us to incur a charge to operations that would adversely affect our capital position. There is no assurance that we will be able to continue to recognize any, or all, of the deferred tax asset for regulatory capital purposes.

We may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

We act as servicer for approximately $3.6 billion of mortgage loans owned by third parties as of December 31, 2019. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination as servicer if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

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

If we fail to effectively manage credit risk and interest rate risk, our business and financial condition will suffer.

We must effectively manage credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may adversely affect our business, financial condition, and results of operations.

We must also effectively manage interest rate risk. Because mortgage loans typically have much longer maturities than deposits or other types of funding, rising interest rates can raise the cost of funding relative to the value of the mortgage loan. We manage this risk in part by holding adjustable rate mortgages in portfolios and through other means. Conversely, the value of our mortgage servicing assets may fall when interest rates fall, as borrowers refinance into lower rate loans. Given current rates, material reductions in rates may not be probable, but as rates rise, then the risk increases. There can be no assurance that we will successfully manage the lending and servicing businesses through all future interest-rate environments.

New accounting standards will require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become effective for the calendar year beginning January 1, 2020. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will affect how we determine our allowance for loan losses and may require us to significantly increase our allowance. The Company’s preliminary evaluation indicates that adoption of the CECL model is expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses over the contractual life of the loans. In addition, the guidance eliminates the current guidance for purchased credit impaired loans, and requires an increase in the allowance for loan losses and an increase in the recorded investment of purchased credit impaired loans for the nonaccretable difference.

We expect the adoption of ASU 2016-13 to result in the recognition of an incremental allowance for loan and lease losses of approximately $5.2 million as of the adoption date. Approximately $1.8 million of the incremental amount is expected to be related to the increase in the allowance for loan and lease losses related to purchased credit deteriorated loans (the “gross up”), which offsets loan marks at the adoption date. The cumulative-effect adjustment to retained earnings is expected to be approximately $2.6 million and the increase in the deferred tax asset is expected to be approximately $0.8 million. The Company does not expect any incremental allowance for credit losses on available-for-sale securities at adoption, primarily as the impairment was determined to not be credit related. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

While the guidance changes the measurement of the allowance, it does not change the credit risk of the Company’s lending and securities portfolios or the ultimate losses in those portfolios. Future adjustments to the allowance under ASU 2016-13 will depend upon the nature and characteristics of the Company’s loan portfolio, the macroeconomic conditions and other management judgments. As a result, the magnitude of any such future adjustments are difficult to predict.

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

As of December 31, 2019, we had approximately $1.4 billion in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 43.2% of our total loans outstanding as of that date. Approximately 30.2%, or $421.8 million, of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2019, commercial business loans comprised 14.5% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectable and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Further downturns or a slower recovery in the real estate markets in our primary market areas could significantly adversely impact our business.

Our primary market areas are the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) market areas. Our primary market areas in North Carolina include Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties), Charlotte-Concord-Gastonia (NC and SC) and the surrounding southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties).

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

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Part II - Management’s Discussion and Analysis of Results of Operations and Financial Condition”, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

As of December 31, 2019, the Company serviced approximately $3.6 billion of loans. At that date, our mortgage loan servicing rights were recorded as an asset with a carrying value of $25.9 million, including a temporary impairment of $3.1 million. We expect that our loan servicing portfolio will increase in the future. If interest rates decline and the actual and expected mortgage loan prepayment rates increase or other factors that cause a reduction of the valuation of our mortgage servicing asset, the Company could incur additional impairment of its mortgage loan servicing asset.

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

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. The Company is subject to Federal Reserve Board regulation, and our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, and by the SCBFI. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. The Dodd-Frank Act and other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways, including, among other things, subjecting us to increased capital, liquidity and risk management requirements, creating additional costs, limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our stockholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

We may be subject to more stringent capital requirements in the future.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.

In particular, the capital requirements applicable to us under the Basel III rules become fully phased-in on January 1, 2019. We are now required to satisfy additional, more stringent, capital adequacy standards than we had in the past. While we expect to meet the requirements of the Basel III rules, we may fail to do so. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.

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

We may be exposed to difficulties in combining the operations of acquired businesses into our own operations, which may prevent us from achieving the expected benefits from our merger and acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our merger and acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired business. In addition, the markets and industries in which we and our potential merger and acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We may also lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of an acquisition could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities we acquire. In addition, if difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions might not occur. Failure to successfully integrate businesses that we acquire could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition and results of operations. These factors could contribute to our not achieving the expected benefits from our mergers and acquisitions within desired time frames, if at all.

We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and third parties, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

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

Uncertainty relating to the London Inter-bank Offered Rate, or LIBOR, calculation process and potential phasing out of LIBOR may adversely affect us.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, and the future of LIBOR remains uncertain as this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and securities in our portfolio. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may experience significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

From time to time we are, or may become, involved in lawsuits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the banking business involve a substantial risk of legal liability. From time to time, we are, or may become, involved in or the subject of lawsuits and other legal proceedings and information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgements, settlements, fines, injunctions, restrictions on the way we conduct our business or reputational harm.

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

Although our common stock is listed on the Nasdaq Capital Market under the symbol “CARO,” the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main office is located at 288 Meeting Street, Charleston, South Carolina 29401-1575.  Including our main office, the Bank operates 73 full service branches and one loan production office located in South Carolina and North Carolina. In addition to our main office, branches, and loan production offices, we also operate the Bank’s retail mortgage division headquartered in Myrtle Beach, South Carolina, Crescent Mortgage Company, the Bank’s correspondent/wholesale mortgage subsidiary, headquartered in Atlanta, Georgia, and Carolina Services Corporation of Charleston, located in Charleston, South Carolina.

The Bank owns 38 of the branch offices, plus eight additional branch offices for which the land is leased and the building is owned. The remaining offices are subject to leases. The Company also owns the building occupied by the Bank’s retail mortgage division. For each property that we lease, we believe that, based upon current market conditions, upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 7 - Premises and Equipment, net and Note 14 - Commitments and Contingencies Including Leases to our audited consolidated financial statements included elsewhere in this report.

Item 3. Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

As of February 10, 2020, there were approximately 2,901 stockholders of record of our common stock. Our common stock was listed on the NASDAQ Capital Market on July 1, 2014. Under the Stock Symbol “CARO.”

We are authorized to pay dividends as declared by our board of directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. Future dividends will be subject to board approval. As we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our shareholders is dividends we receive from the Bank. For that reason, our ability to pay dividends is subject to the limitations that apply to the Bank. For more information on restrictions on payments of dividends, see Note 20 - Capital Requirements and Other Restrictions included in Part II, Item 8 – Financial Statements and Supplementary Data.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Carolina Financial Corporation	100.00	155.59	267.81	324.78	260.41	384.09
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Southeast Bank Index	100.00	98.44	130.68	161.65	133.56	188.08

Prepared by S&P Global Market Intelligence, a division of S&P Global Inc.

The performance graph above compares the Company’s cumulative total return from December 31, 2014 through December 31, 2019 with the NASDAQ Composite and the SNL Southeast Bank Index, a banking industry performance index for the Southeastern United States. The Company was listed on the NASDAQ exchange on July 1, 2014. Returns are shown on a total return basis, assuming the reinvestment of dividends and a beginning stock index value of $100 per share. The value of the Company’s common stock as shown in the graph is based on published prices for the transactions in the Company’s common stock.

Issuer Purchases of Equity Securities

2019 Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31	104,936	$31.87	104,936	$16,274,800
February 1 - February 28	11,936	34.74	11,936	15,860,092
March 1 - March 31	11,726	34.03	11,726	15,461,071
April 1 - April 30	3,810	34.99	3,810	15,327,759
May 1 - May 31	7,575	34.58	7,575	15,065,816
June 1 - June 30	18,520	34.10	18,520	14,434,284
July 1 - July 31	18,093	34.52	18,093	13,809,714
August 1 - August 31	23,742	34.00	23,742	13,002,486
September 1 - September 30	4,972	34.30	4,972	12,831,946
October 1 - October 31	9,462	34.77	9,462	12,502,953
November 1 - November 30	—	—	—	12,502,953
December 1 - December 31	—	—	—	12,502,953
	214,772		214,772

Item 6. Selected Financial Data

	For The Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Operating Data:

Interest income	$177,116	161,058	95,087	60,914	49,604
Interest expense	37,866	27,248	13,253	8,753	6,604
Net interest income	139,250	133,810	81,834	52,161	43,000
Provision for loan losses	2,580	2,059	779	—	—
Net interest income after provision for loan losses	136,670	131,751	81,055	52,161	43,000
Noninterest income	47,110	39,896	33,916	29,297	27,679
Noninterest expense	103,092	109,208	73,445	56,040	49,199
Income before income taxes	80,688	62,439	41,526	25,418	21,480
Income tax expense	17,948	12,769	12,961	7,848	7,060
Net income	$62,740	49,670	28,565	17,570	14,420

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:

Total assets	$4,708,873	3,790,748	3,519,017	1,683,736	1,409,669
Interest-bearing cash	91,792	33,276	55,998	14,591	16,421
Securities available-for-sale	879,235	842,801	743,239	335,352	306,474
Securities held-to-maturity	—	—	—	—	17,053
Federal Home Loan Bank stock	23,280	21,696	19,065	11,072	9,919
Loans held for sale	31,282	16,972	35,292	31,569	41,774
Loans receivable, net	3,211,416	2,509,873	2,308,050	1,167,578	912,582
Allowance for loan losses	16,521	14,463	11,478	10,688	10,141
Deposits	3,408,361	2,718,193	2,604,929	1,258,260	1,031,528
Short-term borrowed funds	437,700	405,500	340,500	203,000	120,000
Long-term debt	54,875	59,436	72,259	38,465	103,465
Stockholders’ equity	743,440	575,285	475,381	163,190	139,859

	For The Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Selected Average Balances:

Total assets	$3,893,831	3,629,490	2,306,667	1,537,654	1,303,402
Loans receivable	2,624,667	2,388,856	1,526,109	1,035,115	827,787
Deposits	2,818,592	2,697,908	1,761,087	1,197,688	1,012,659
Stockholders’ equity	605,629	526,701	280,877	151,285	101,896

Performance Ratios:

Return on average equity	10.36%	9.43%	10.17%	11.61%	14.15%
Return on average assets	1.61%	1.37%	1.24%	1.14%	1.11%
Average earning assets to average total assets	90.00%	89.62%	90.98%	93.56%	91.42%
Average loans receivable to average deposits	93.12%	88.54%	86.66%	86.43%	81.74%
Average equity to average assets	15.55%	14.51%	12.18%	9.84%	7.82%
Net interest margin	3.97%	4.11%	3.90%	3.63%	3.59%
Net interest margin - tax equivalent (1)	4.02%	4.15%	4.02%	3.71%	3.68%
Net recoveries (charge-offs) to average loans receivable	(0.02)%	0.04%	—	0.05%	0.13%
Non-performing assets to total loans receivable	0.85%	0.53%	0.30%	0.58%	0.72%
Non-performing assets to total assets	0.58%	0.35%	0.20%	0.40%	0.47%
Non-performing loans to total loans	0.78%	0.47%	0.17%	0.48%	0.47%
Allowance for loan losses as a percentage of gross loans receivable (end of period) (2)	0.51%	0.57%	0.49%	0.91%	1.10%
Allowance for loan losses as a percentage of nonperforming loans	65.44%	123.13%	291.84%	190.01%	235.73%

	At or For The Years Ended December 31,
	2019	2018	2017	2016	2015
Per Share Data:

Book value (end of period) (3)	$30.14	25.83	22.76	13.23	11.92
Basic earnings	2.83	2.28	1.75	1.45	1.51
Diluted earnings	2.80	2.26	1.73	1.42	1.48

Average common shares - basic	22,168,082	21,756,595	16,317,501	12,080,128	9,537,358
Average common shares - diluted	22,385,127	21,972,857	16,550,357	12,352,246	9,718,356

(1)	The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

(2)	Included in loans receivable are approximately $989.5 million, $686.4 million, and $952.2 million in acquired loans at December 31, 2019, 2018 and 2017, respectively.
(3)	Book value is calculated using outstanding common shares less unvested restricted shares.

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

We have made, and will continue to make, various forward-looking statements with respect to financial and business matters.  Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties.  Actual results may differ materially from those contained in these forward-looking statements.  For additional information regarding our cautionary disclosures, see “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Company Overview

Carolina Financial Corporation is a Delaware corporation that was organized in February 1997 to serve as a bank holding company. In 2017, it applied for, and received, financial holding company status from the Federal Reserve. The Company operates principally through its wholly-owned subsidiary, CresCom Bank, a South Carolina state-chartered bank. CresCom Bank operates Crescent Mortgage Company, Carolina Services Corporation of Charleston (“Carolina Services”), DTFS, Inc., CresCom Leasing, LLC and Western Carolina Holdings, LLC, as wholly-owned subsidiaries of CresCom Bank. Except where the context otherwise requires, the “Company”, “we”, “us” and “our” refer to Carolina Financial Corporation and its consolidated subsidiaries and the “Bank” refers to CresCom Bank.

CresCom Bank provides a full range of commercial and retail banking financial services designed to meet the financial needs of our customers through its branch network in South Carolina and North Carolina. Crescent Mortgage Company, headquartered in Atlanta, Georgia, is primarily a correspondent/wholesale mortgage company approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers.

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

Pending Merger with and into United Bankshares, Inc.

On November 17, 2019, the Company announced the execution of an agreement and plan of merger by and between the Company and United Bankshares, Inc., (“United”) pursuant to which, subject to the terms and conditions set forth therein, the Company will merge with and into United, with United as the surviving corporation of the merger. The merger agreement provides that at the effective time of the merger, the Bank will merge with and into United Bank, a wholly-owned subsidiary of United Bank, with United Bank as the surviving entity. Consummation of the merger is subject to approval of the stockholders of United and Carolina Financial, the receipt of all required regulatory approvals, as well as other customary conditions. Pursuant to the merger agreement, each outstanding share of common stock of Carolina Financial will be converted into the right to receive 1.13 shares of United common stock, par value $2.50 per share, resulting in an aggregate transaction value of approximately $1.1 billion. The foregoing description of the merger agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the merger greement, a copy of which is filed as Exhibit 2.1 to this report and is incorporated herein by reference. United has filed a registration statement on Form S-4 with the SEC to register the shares of United’s common stock that will be issued to the Company’s stockholders in connection with the proposed merger. The definitive prospectus of United and joint proxy statement of United and the Company, filed on February 13, 2020 has been provided to the stockholders of each of United and the Company in connection with the proposed merger and is incorporated herein by reference. See “Part I, Item 1 – “Pending Merger with and into United Bankshares, Inc.”

Executive Summary of Operating Results

The following is a summary of the Company’s financial highlights and significant events in 2019:

•	The Company reported net income for the year ended December 31, 2019 of $62.7 million or $2.80 per diluted share, as compared to $49.7 million, or $2.26 per diluted share, for the year ended December 31, 2018.
•	Accretion income from acquired loans was $7.6 million for the year ended December 31, 2019 compared to $9.8 million for the year ended December 31, 2018. Provision for loan losses during the years ended December 31, 2019 and 2018 was $2.6 million and $2.1 million, respectively.

•	Operating earnings for the year ended December 31, 2019, which exclude certain non-operating income and expenses, increased to $67.6 million, or $3.02 per diluted share compared to $62.8 million, or $2.86 per diluted share, for the same period of 2018.
•	Included in net income for the year ended December 31, 2019 was a fair value loss on interest rate swaps of $3.7 million, a temporary impairment of mortgage servicing rights of $3.1 million, a gain on sale of securities of $3.9 million, a loss on early extinguishment of debt of approximately $178,000 and merger-related expenses of $2.8 million.
•	Included in net income for the year ended December 31, 2018 was a fair value loss on interest rate swaps of approximately $340,000, a loss on sale of securities of $1.9 million and merger-related expenses of $15.2 million.

•	On December 31, 2019, the Company closed its acquisition of Carolina Trust BancShares, Inc. The acquisition added $481.0 million of loans receivable, gross and $537.8 million of deposits.
•	Loans receivable, gross grew $703.6 million since December 31, 2018. Excluding the impact of loans acquired from Carolina Trust, loans receivable, gross grew $222.6 million, or 8.8% since December 31, 2018.
•	Total deposits increased $690.2 million since December 31, 2018. Excluding the impact of deposits acquired from Carolina Trust, deposits increased $152.4 million since December 31, 2018.

•	Nonperforming assets to total assets were 0.58% as of December 31, 2019 compared to 0.35% as of December 31, 2018. Nonperforming loans were $25.2 million as of December 31, 2019 as compared to $11.7 million at December 31, 2018. The increase in nonperforming loans and the NPA ratio was primarily due to two fully collateralized lending relationships.

•	The Company reported book value per common share of $30.14 and $25.83 as of December 31, 2019 and 2018, respectively. Tangible book value per common share was $22.00 and $19.36 as of December 31, 2019 and 2018, respectively.

•	At December 31, 2019, the Company’s regulatory capital ratios exceeded the minimum levels currently required. Stockholders’ equity totaled $743.4 million as of December 31, 2019 compared to $575.3 million at December 31, 2018. Tangible equity to tangible assets at December 31, 2019 was 12.04% compared to 11.83% at December 31, 2018.

•	On December 3, 2018, the Company announced that the Board of Directors had approved a plan to repurchase up to $25 million in shares of the Company’s common stock through open market and privately negotiated transactions over the next three years. The Company began stock repurchases on December 4, 2018. During 2019, the Company repurchased approximately 215,000 shares at an average price of $33.13. Cumulatively since December 4, 2018, the Company repurchased approximately 390,000 shares at an average price of $32.01.

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

The following table presents a reconciliation of Non-GAAP performance measures for consolidated operating earnings and corresponding ratios:

	For the Years Ended
	December 31,
	2019	2018	2017
	(Dollars in thousands)
As Reported:
Income before income taxes	$80,688	62,439	41,526
Tax expense	17,948	12,769	12,961
Net income	$62,740	49,670	28,565

Average equity	$605,629	526,701	280,877
Average assets	3,893,831	3,629,490	2,306,667
Return on average assets	1.61%	1.37%	1.24%
Return on average equity	10.36%	9.43%	10.17%

Weighted average common shares outstanding:
Basic	22,168,082	21,756,595	16,317,501
Diluted	22,385,127	21,972,857	16,550,357
Earnings per common share:
Basic	$2.83	2.28	1.75
Diluted	$2.80	2.26	1.73

Operating:
Income before income taxes	$80,688	62,439	41,526
(Gain) loss on sale of securities	(3,891)	1,946	(933)
Net loss on extinguishment of debt	178	—	—
Fair value adjustments on interest rate swaps	3,659	340	(382)
Merger-related costs	2,753	15,216	8,301
Impairment of mortgage servicing rights	3,100	—	—
Operating earnings before income taxes	86,487	79,941	48,512
Tax expense (1)	18,868	17,105	14,706
Operating earnings (Non-GAAP)	$67,619	62,836	33,806

Average equity	$605,629	526,701	280,877
Average assets	$3,893,831	3,629,490	2,306,667
Operating return on average assets (Non-GAAP)	1.74%	1.73%	1.47%
Operating return on average equity (Non-GAAP)	11.17%	11.93%	12.04%

Weighted average common shares outstanding:
Basic	22,168,082	21,756,595	16,317,501
Diluted	22,385,127	21,972,857	16,550,357
Operating earnings per common share:
Basic (Non-GAAP)	$3.05	2.89	2.07
Diluted (Non-GAAP)	$3.02	2.86	2.04

(1)	Tax expense is determined using the effective tax rate adjusted to eliminate the impact of the non-operating items.

	At December 31,
	2019	2018
	(Dollars in thousands)
Core deposits:
Noninterest-bearing demand accounts	$668,616	547,022
Interest-bearing demand accounts	651,577	566,527
Savings accounts	218,786	192,322
Money market accounts	590,916	431,246
Total core deposits (Non-GAAP)	2,129,895	1,737,117

Certificates of deposit:
Less than $250,000	1,159,978	875,749
$250,000 or more	118,488	105,327
Total certificates of deposit	1,278,466	981,076
Total deposits	$3,408,361	2,718,193

	At December 31,
	2019	2018
	(Dollars in thousands)
Tangible book value per share:
Total stockholders’ equity	$743,440	575,285
Less intangible assets	(200,880)	(144,054)
Tangible common equity (Non-GAAP)	$542,560	431,231

Issued and outstanding shares	24,777,608	22,387,009
Less nonvested restricted stock awards	(112,549)	(117,966)
Period end shares used for tangible book value	24,665,059	22,269,043

Total stockholders’ equity	$743,440	575,285
Divided by period end shares used for tangible book value	24,665,059	22,269,043
Common book value per share	$30.14	25.83

Tangible common equity (Non-GAAP)	$542,560	431,231
Divided by period end shares used for tangible book value	24,665,059	22,269,043
Tangible common book value per share (Non-GAAP)	$22.00	19.36

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to the audited consolidated financial statements within Item 8 “Financial Statements and Supplementary Data.”

Results of Operations

Summary

2019 compared to 2018

The Company reported net income available to common stockholders of approximately $62.7 million, or $2.80 per diluted share, for the year ended December 31, 2019, compared to $49.7 million, or $2.26 per diluted share for the year ended December 31, 2018. Operating earnings, which exclude certain non-operating income and expenses, for the year ended December 31, 2019 increased 7.6% to $67.6 million, or $3.02 per diluted share, from $62.8 million, or $2.86 per diluted share, for the year ended December 31, 2018. Operating earnings and related per share measures are non-GAAP financial measures. For a reconciliation to the most compared GAAP measure, see “Non-GAAP Financial Measures”.

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

2019 compared to 2018

For the years ended December 31, 2019 and 2018, our net interest income was $139.3 million and $133.8 million, respectively. The increase in net interest income is a result of the increase in average interest-earning assets balances. The increase in average earnings assets for the year ended December 31, 2019 is primarily the result of increased balances of loans receivable as well as higher available-for-sale securities. Average loans receivable increased $235.8 million from 2018 to 2019, primarily attributable to organic loan growth. Average yields on loans receivable, net increased from 5.54% for the year ended December 31, 2018 to 5.60% for the year ended December 31, 2019.

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

	For The Years Ended December 31,
	2019			2018			2017
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$24,271	1,039	4.28%	22,149	963	4.35%	23,199	885	3.81%
Loans receivable, net (1)	2,624,667	146,882	5.60%	2,388,856	132,289	5.54%	1,526,109	78,415	5.14%
Interest-bearing cash	21,063	444	2.11%	25,628	479	1.87%	31,715	350	1.10%
Securities available for sale	811,028	27,424	3.38%	795,100	26,222	3.30%	504,555	14,836	2.90%
Federal Home Loan Bank stock	19,739	1,203	6.09%	17,744	1,004	5.66%	11,032	496	4.50%
Other investments	3,490	124	3.55%	3,437	101	2.94%	2,108	105	4.98%
Total interest-earning assets	3,504,258	177,116	5.05%	3,252,914	161,058	4.95%	2,098,718	95,087	4.53%
Noninterest-earning assets	389,573			376,576			207,949

Total assets	$3,893,831			3,629,490			2,306,667

Interest-bearing liabilities:
Demand accounts	573,745	2,506	0.44%	564,282	3,121	0.55%	319,190	817	0.26%
Money market accounts	442,076	4,647	1.05%	459,774	3,048	0.66%	374,770	1,747	0.47%
Savings accounts	183,843	1,000	0.54%	201,741	630	0.31%	89,598	170	0.19%
Certificates of deposit	1,017,795	18,953	1.86%	910,433	11,928	1.31%	622,424	6,653	1.07%
Short-term borrowed funds	365,429	8,328	2.28%	316,189	6,064	1.92%	176,169	1,888	1.07%
Long-term debt	48,688	2,432	5.00%	59,465	2,457	4.13%	58,539	1,978	3.38%
Total interest-bearing liabilities	2,631,576	37,866	1.44%	2,511,884	27,248	1.08%	1,640,690	13,253	0.81%
Noninterest-bearing deposits	601,133			561,678			355,105
Other liabilities	55,493			29,227			29,995
Stockholders’ equity	605,629			526,701			280,877

Total liabilities and Stockholders’ equity	$3,893,831			3,629,490			2,306,667

Net interest spread			3.61%			3.87%			3.72%
Net interest margin	3.97%			4.11%			3.90%

Net interest margin (tax-equivalent) (2)	4.02%			4.15%			4.02%
Net interest income		$139,250			133,810			81,834

(1)	Average balances of loans receivable, net include nonaccrual loans.

(2)	The tax equivalent net interest margin reflects tax-exempt income on a tax-equivalent basis.

2019 compared to 2018

Our net interest margin was 3.97%, or 4.02% on a tax-equivalent basis, for the year ended December 31, 2019 compared to 4.11%, or 4.15% on a tax equivalent basis, for the year ended December 31, 2018. The decrease in margin from period to period is the result of an increase in the cost of funds as well as lower purchase accounting accretion. The increase in rates paid on interest-bearing liabilities is primarily due to repricing because of the increases in the prime rate during 2018 in addition to increased competition in our markets for deposits to fund strong loan growth.

The yield on loans receivable during the year ended December 31, 2019 reflects accretion income from loans purchased in acquisitions of $7.6 million (22 bps to NIM) and early payoff fees of approximately $704,000 (2 bps to NIM) compared to accretion income of $9.8 million (32 bps to NIM) and early payoff fees of $1.0 million (3 bps to NIM) for the year ended December 31, 2018. Excluding accretion income from acquired loans and early payoff fees, net interest margin-core (Non-GAAP) for the year ended December 31, 2019 was 3.78% compared to 3.80% for the year ended December 31, 2018.

Our net interest spread, which is not on a tax-equivalent basis, was 3.61% for the year ended December 31, 2019 as compared to 3.87% for the same period in 2018. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 26 basis point decrease in net interest spread is a result of the 10 basis point increase in yield on interest-earning assets as well as a 36 basis point increase in rates paid on interest-bearing liabilities.

2018 compared to 2017

Our net interest margin was 4.11%, or 4.15% on a tax-equivalent basis, for the year ended December 31, 2018 compared to 3.90%, or 4.02% on a tax equivalent basis, for the year ended December 31, 2017. The increase in margin from period to period is the result of a shift to higher yielding earning assets as well as an increase in yield on securities available for sale and loans receivable, net of the increase in cost of funds. Average loans receivable comprised 73.4% of interest earning assets for the year ended December 31, 2018 compared to 72.7% for the year ended December 31, 2017. The yield on loans receivable during the years ended December 31, 2018 and 2017 reflects accretion income from loans purchased in acquisitions of $9.8 million and $4.3 million, respectively.

Our net interest spread, which is not on a tax-equivalent basis, was 3.87% for the year ended December 31, 2018 as compared to 3.72% for the same period in 2017. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 15 basis point increase in net interest spread is a result of the 42 basis point increase in yield on interest-earning assets as well as a 27 basis point increase in rates paid on interest-bearing liabilities.

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

	For The Years Ended December 31,
	2019 vs. 2018				2018 vs. 2017
	Increase (decrease)			Net	Increase (decrease)			Net
	due to		Rate/	Dollar	due to		Rate/	Dollar
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
	(In thousands)
Loans held for sale	$91	(16)	1	76	(46)	118	6	78
Loans receivable, net	13,197	1,534	(138)	14,593	47,777	9,544	(3,447)	53,874
Interest-bearing cash	(96)	50	11	(35)	(114)	196	47	129
Securities available-for-sale	539	677	(14)	1,202	9,582	2,843	(1,039)	11,386
FHLB stock	122	86	(9)	199	380	206	(78)	508
Other investments	2	21	—	23	39	(70)	27	(4)
Interest income	13,855	2,352	(149)	16,058	57,618	12,837	(4,484)	65,971

Demand accounts	$41	(667)	11	(615)	1,356	1,677	(728)	2,305
Money market accounts	(186)	1,716	69	1,599	564	905	(167)	1,302
Savings accounts	(97)	426	41	370	350	247	(137)	460
Certificates of deposit	1,999	5,619	(593)	7,025	3,773	2,196	(695)	5,274
Short-term borrowed funds	1,122	1,320	(178)	2,264	2,685	2,675	(1,185)	4,175
Long-term debt	(538)	420	93	(25)	38	448	(7)	479
Interest expense	$2,341	8,834	(557)	10,618	8,766	8,148	(2,919)	13,995
Net interest income				5,440				51,976

	For the Years Ended December 31,
	2017 vs. 2016
	Increase (decrease)			Net
	due to		Rate/	Dollar
	Volume	Rate	Volume	Change
	(In thousands)
Loans held for sale	$(213)	79	19	(115)
Loans receivable, net	25,229	4,496	(1,447)	28,278
Interest-bearing cash	23	270	(18)	275
Securities available-for-sale	5,206	883	(310)	5,779
Securities held-to-maturity	—	—	(217)	(217)
FHLB stock	141	(27)	8	122
Other investments	(27)	62	16	51
Interest income	30,359	5,763	(1,949)	34,173

Demand accounts	$429	323	(169)	583
Money market accounts	466	645	(172)	939
Savings accounts	85	52	(26)	111
Certificates of deposit	1,459	415	(91)	1,783
Short-term borrowed funds	898	917	(436)	1,379
Long-term debt	(631)	255	81	(295)
Interest expense	$2,706	2,607	(813)	4,500
Net interest income				29,673
55

Provision for Loan Loss

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

Following is a summary of the activity in the allowance for loan losses during the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended
	2019	2018	2017
	(In thousands)
Balance, beginning of period	$14,463	11,478	10,688
Provision for loan losses	2,580	2,059	779
Loan charge-offs	(1,235)	(872)	(272)
Loan recoveries	713	1,798	283
Balance, end of period	$16,521	14,463	11,478

2019 compared to 2018

The Company experienced net charge-offs of approximately $522,000 for the year ended December 31, 2019 and net recoveries of $926,000 for the year ended December 31, 2018. Provision for loan losses of $2.6 million was recorded during 2019 primarily driven by organic loan growth. Provision expense for loan losses of $2.1 million was recorded during 2018. The increase in provision expense from the prior year was primarily due to loan growth and reduced recoveries in 2019. Non-performing assets were 0.58% and 0.35% of total assets at December 31, 2019 and 2018, respectively. The increase in the NPA ratio was primarily due to two fully collateralized lending relationships.

2018 compared to 2017

The Company experienced net recoveries of $926,000 for the year ended December 31, 2018 and net recoveries of $11,000 for the year ended December 31, 2017. Nonperforming assets were 0.35% as of December 31, 2018 and 0.20% as of December 31, 2017. Approximately half of the increase related to five purchased non-credit impaired loans with balances in excess of $500,000. Provision for loan losses of $2.1 million was recorded during 2018 primarily driven by organic loan growth and unknown storm related impacts in the third quarter of 2018. Provision expense for loan losses of $779,000 was recorded during 2017.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2019, 2018 and 2017, noninterest income comprised 21.0%, 19.8% and 26.3%, respectively, of total interest and noninterest income.

The major components of noninterest income for the Company are listed below:

	For the Years
	Ended December 31,
	2019	2018	2017
	(In thousands)
Noninterest income:
Mortgage banking income	$19,326	15,295	15,140
Deposit service charges	6,814	7,755	4,643
Net loss on extinguishment of debt	(178)	—	—
Net gain (loss) on sale of securities	3,891	(1,946)	933
Fair value adjustments on interest rate swaps	(3,659)	(340)	382
Net increase in cash value life insurance	1,591	1,530	1,116
Mortgage loan servicing income	10,107	9,052	6,790
Debit card income, net	4,839	4,809	2,308
Other	4,379	3,741	2,604
Total noninterest income	$47,110	39,896	33,916

2019 compared to 2018

Noninterest income increased to $47.1 million for the year ended December 31, 2019 from $39.9 million for the year ended December 31, 2018. The increase in noninterest income for the year ended December 31, 2019 over the comparable period in 2018 primarily relates to an increase in mortgage banking income due to higher mortgage origination activity and closings as well as gains on sales of securities partially offset by fair value losses on interest rate swaps.

The following table provides a break out of mortgage banking:

	For the Years Ended December 31,
	Loan Originations		Mortgage Banking Income		Margin
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
Additional segment information:
Community banking	$107,452	108,721	2,998	2,352	2.79%	2.16%
Wholesale mortgage banking	799,975	744,208	16,328	12,943	2.04%	1.74%
Total	$907,427	852,929	19,326	15,295	2.13%	1.79%

Mortgage loan servicing income increased $1.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in mortgage loan servicing income was primarily driven by an increase in loans serviced for the comparative periods particularly servicing acquired in late 2018.

2018 compared to 2017

Noninterest income increased to $39.9 million for the year ended December 31, 2018 from $33.9 million for the year ended December 31, 2017. The increase in noninterest income for the year ended December 31, 2018 over the comparable period in 2017 primarily relates to an increase in mortgage loan servicing income due to higher average balances of serviced loans and an increase in deposit service charges, debit card income and other noninterest income due to organic growth in addition to the impact of the First South and Greer acquisitions in 2017, partially offset by a net loss on sale of securities.

The following table provides a break out of mortgage banking:

	For the Years Ended December 31,
	Loan Originations		Mortgage Banking Income		Margin
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Additional segment information:
Community banking	$108,721	86,732	2,352	2,009	2.16%	2.32%
Wholesale mortgage banking	744,208	824,282	12,943	13,131	1.74%	1.59%
Total	$852,929	911,014	15,295	15,140	1.79%	1.66%

Mortgage loan servicing income increased $2.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in mortgage loan servicing income was primarily driven by an increase in loans serviced for the comparative periods.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	For the Years
	Ended December 31,
	2019	2018	2017
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$53,822	53,517	37,827
Occupancy and equipment	16,902	15,961	10,347
Marketing and public relations	1,614	1,330	1,417
FDIC insurance	502	1,090	721
Recovery of mortgage loan repurchase losses	(400)	(600)	(900)
Legal expense	438	422	507
Other real estate expense (income), net	422	(13)	54
Mortgage subservicing expense	2,872	2,468	1,986
Amortization of mortgage servicing rights	5,721	4,206	2,966
Impairment of mortgage servicing rights	3,100	—	—
Amortization of core deposit intangible	2,910	3,139	1,037
Merger-related expenses	2,753	15,216	8,301
Other	12,436	12,472	9,182
Total noninterest expense	$103,092	109,208	73,445

2019 compared to 2018

Noninterest expense decreased to $103.1 million for the year ended December 31, 2019 from $109.2 million for the year ended December 31, 2018. The decrease in noninterest expense is primarily the result of a decrease in merger-related expenses year over year. Noninterest expense for the year ended December 31, 2019 also included a temporary impairment of mortgage servicing rights of $3.1 million. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions driving down the value of the MSR asset.

2018 compared to 2017

Noninterest expense increased to $109.2 million for the year ended December 31, 2018 from $73.4 million for the year ended December 31, 2017. The increase in noninterest expense is primarily the result of an increase in salaries and employee benefits and occupancy and equipment as well as merger related expenses related to the acquisitions of First South and Greer during 2017. Merger related expenses totaled $15.2 million for the year ended December 31, 2018 as compared to $8.3 million for the year ended December 31, 2017.

Income Tax Expense

2019 compared to 2018

Our effective tax rate was 22.2% for the year ended December 31, 2019, compared to 20.4% for the year ended December 31, 2018. The increase in the effective tax rate from period to period reflects lower interest income on municipal securities, lower tax benefits related to excess stock-based compensation and the impact of certain non-deductible merger related expenses in 2019.

2018 compared to 2017

Our effective tax rate was 20.4% for the year ended December 31, 2018, compared to 31.2% for the year ended December 31, 2017. The decrease in the effective tax rate from period to period reflects a reduction in the federal income tax rate from 35% to 21% as enacted in the 2017 Tax Cuts and Jobs Act on December 22, 2017. In addition to the lower federal tax rate, the decrease in the effective tax rate from period to period reflects an increase in interest income on municipal securities during 2018 and tax benefits related to excess stock-based compensation.

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

At December 31, 2019, our securities portfolio, excluding FHLB stock and other investments, was $879.2 million or approximately 18.7% of our assets. Our available-for-sale securities portfolio included municipal securities, US agency securities, collateralized loan obligations, corporate securities, mortgage-backed securities (agency and non-agency), and trust preferred securities with a fair value of $879.2 million and an amortized cost of $868.2 million resulting in a net unrealized gain of $11.0 million.

At December 31, 2019, the Company acquired approximately $50.2 million in available-for-sale securities from Carolina Trust.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

The amortized costs and the fair value of our investments are as follows:

	At December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available-for-sale:
Municipal securities	$210,810	218,968	212,215	213,714	240,904	247,350
US government agencies	23,968	23,923	24,772	25,277	11,983	12,008
Collateralized loan obligations	301,249	299,982	231,172	230,699	128,080	128,643
Corporate securities	6,940	6,988	6,915	6,960	6,891	7,006
Mortgage-backed securities:
Agency	164,114	166,714	199,518	197,520	243,075	243,595
Non-agency	150,019	151,942	158,803	157,531	94,834	95,125
Total mortgage-backed securities	314,133	318,656	358,321	355,051	337,909	338,720
Trust preferred securities	11,114	10,718	11,066	11,100	11,208	9,512
Total securities available-for-sale	$868,214	879,235	844,461	842,801	736,975	743,239

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

	At December 31, 2019
	Less than 12 Months		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale:
Municipal securities	$681	2.78%	6,141	2.59%	44,003	3.21%	168,143	3.12%	218,968	3.13%
US government agencies	—	—	8,050	2.07%	13,813	2.45%	2,060	2.56%	23,923	2.33%
Collateralized loan obligations	—	—	—	—	74,430	3.72%	225,552	3.62%	299,982	4.20%
Corporate securities	—	—	6,988	4.28%	—	—	—	—	6,988	4.28%
Mortgage-backed securities:
Agency	—	—	1,113	2.76%	16,831	2.84%	148,770	2.55%	166,714	2.58%
Non-agency	—	—	3	5.38%	1,366	2.82%	150,573	3.54%	151,942	3.53%
Total mortgage-backed securities	—	—	1,116	2.77%	18,197	2.84%	299,343	3.05%	318,656	3.03%
Trust preferred securities	—	—	—	—	—	—	10,718	4.10%	10,718	4.10%
Total securities available-for-sale	$681	2.78%	22,295	2.94%	150,443	3.35%	705,816	3.26%	879,235	3.46%

For disclosures related to the Company’s evaluation of securities for OTTI, see Note 4 – Securities within Item 8. “Financial Statements and Supplementary Data.”

Non-marketable investments are comprised of the following and are recorded at cost which approximates fair value since no readily available market exists for these securities.

	At December 31,
	2019	2018
	(In thousands)
Community Reinvestment Act fund	$2,405	2,334
Investment in Trust Preferred subsidiaries	1,116	1,116
Total other investments	3,521	3,450

Federal Home Loan Bank stock, at cost	23,280	21,696
Total non-marketable investments	$26,801	25,146

Loans by Type

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans receivable at December 31, 2019 and 2018 were $3.2 billion and $2.5 billion, respectively.

Our loan portfolio consists primarily of loans secured by real estate mortgages. As of December 31, 2019, our loan portfolio included $2.7 billion, or 84.7%, of gross loans secured by real estate. As of December 31, 2018, our loan portfolio included $2.1 billion, or 84.8%, of gross loans secured by real estate. Substantially all of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.

As shown in the table below, loans receivable, gross grew $703.6 million since December 31, 2018. Excluding the impact of loans acquired from Carolina Trust, loans receivable, gross grew $222.6 million, or 8.8% since December 31, 2018. The growth in loan balances was primarily the result of strong organic growth in both commercial and residential lending.

The following table summarizes loans by type and percent of total at the end of the periods indicated:

	At December 31,
	2019		2018		2017
		% of Total		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$785,572	24.34%	732,717	29.03%	665,774	28.70%
Home equity	110,016	3.41%	83,770	3.32%	90,141	3.89%
Commercial real estate	1,394,626	43.20%	1,034,117	40.96%	933,820	40.26%
Construction and development	442,657	13.71%	290,494	11.51%	294,793	12.71%
Consumer loans	26,500	0.82%	23,845	0.94%	19,990	0.86%
Commercial business loans	468,566	14.52%	359,393	14.24%	315,010	13.58%
Total gross loans receivable	3,227,937	100.00%	2,524,336	100.00%	2,319,528	100.00%
Less:
Allowance for loan losses	16,521		14,463		11,478
Total loans receivable, net	$3,211,416		2,509,873		2,308,050

	At December 31,
	2016		2015
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$411,399	34.91%	344,928	37.38%
Home equity	36,026	3.06%	23,256	2.52%
Commercial real estate	445,344	37.80%	341,658	37.03%
Construction and development	115,682	9.82%	91,362	9.90%
Consumer loans	5,714	0.48%	5,179	0.56%
Commercial business loans	164,101	13.93%	116,340	12.61%
Total gross loans receivable	1,178,266	100.00%	922,723	100.00%
Less:
Allowance for loan losses	10,688		10,141
Total loans receivable, net	$1,167,578		912,582
62

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	At December 31, 2019
		After one
	One Year	but within	After five
	or Less	five years	years	Total
	(In thousands)
Loans secured by real estate:
One-to-four family	$43,586	194,817	547,169	785,572
Home equity	12,276	25,520	72,220	110,016
Commercial real estate	176,990	899,643	317,993	1,394,626
Construction and development	123,718	272,749	46,190	442,657
Consumer loans	3,168	11,105	12,227	26,500
Commercial business loans	72,100	293,312	103,154	468,566
Total gross loans receivable	$431,838	1,697,146	1,098,953	3,227,937

Loans maturing - after one year
Variable rate loans				$1,007,928
Fixed rate loans				1,788,171
				$2,796,099

Nonperforming and Problem Assets

Nonperforming assets include loans on which interest is not being accrued, accruing loans that are 90 days or more delinquent and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of a borrower’s loan default. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction of principal when received. In general, a nonaccrual loan may be placed back onto accruing status once the borrower has made a minimum of six consecutive payments in accordance with the loan terms. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2019, and December 31, 2018, the Company had $2.0 million and $0.6 million, respectively, of PCI loans that were 90 days past due and accruing.

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

The following table summarizes nonperforming and problem assets, excluding purchased credit impaired loans, at the end of the periods indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Loans receivable:
90 days and still accruing	$—	20	—	—	—
Nonaccrual loans-renegotiated loans	6,636	3,086	1,140	1,227	1,136
Nonaccrual loans-other	18,530	8,635	2,793	4,398	3,166
Real estate acquired through foreclosure, net	2,325	1,534	3,106	1,179	2,374
Total non-performing assets	$27,491	13,275	7,039	6,804	6,676

Problem assets not included in non-performing assets:
Accruing renegotiated loans outstanding	$4,473	3,327	5,324	5,216	13,212

At December 31, 2019, nonperforming assets were $27.5 million, or 0.58% of total assets. Comparatively, nonperforming assets were $13.3 million, or 0.35% of total assets, at December 31, 2018. Nonperforming loans were 0.78% and 0.47% of gross loans receivable at December 31, 2019 and December 31, 2018, respectively.

At December 31, 2018, nonperforming assets were $13.3 million, or 0.35% of total assets. Comparatively, nonperforming assets were $7.0 million, or 0.20% of total assets, at December 31, 2017. Nonperforming loans were 0.47% and 0.17% of gross loans receivable at December 31, 2018 and December 31, 2017, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $4.5 million at December 31, 2019, compared to $3.3 million at December 31, 2018. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

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

Substantially all of the nonaccrual loans, accruing loans 90 days or more delinquent and accruing renegotiated loans for fiscal years 2019 and 2018 are collateralized by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on loans greater than $250,000 at a minimum of every 18 months, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement. Management believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The allowance for loan losses was $16.5 million, or 0.74% of non-acquired loans, at December 31, 2019, compared to $14.5 million, or 0.79% of total non-acquired loans, at December 31, 2018. Loans acquired in business combinations were $989.5 million and $686.4 million at December 31, 2019 and December 31, 2018, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. At December 31, 2019 and December 31, 2018, acquired non-credit impaired loans had a purchase discount remaining of $9.5 million and $10.9 million, respectively.

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

The table below shows a reconciliation of acquired and non-acquired loans and allowance for loan losses to non-acquired loans:

	At December 31,
	2019	2018
	(Dollars in thousands)
Acquired and non-acquired loans:
Acquired loans receivable	$989,534	686,401
Non-acquired loans receivable	2,238,403	1,837,935
Total loans receivable	$3,227,937	2,524,336
% Acquired	30.66%	27.19%

Non-acquired loans	$2,238,403	1,837,935
Allowance for loan losses	16,521	14,463
Allowance for loan losses to non-acquired loans (Non-GAAP)	0.74%	0.79%

Total loans receivable	$3,227,937	2,524,336
Allowance for loan losses	16,521	14,463
Allowance for loan losses to total loans receivable	0.51%	0.57%

The Company experienced net charge-offs of approximately $522,000 for the year ended December 31, 2019 and net recoveries of $926,000 for the year ended December 31, 2018. Provision for loan losses of $2.6 million was recorded during 2019 primarily driven by organic loan growth. Provision expense for loan losses of $2.1 million was recorded during 2018. The increase was primarily due to loan growth and reduced recoveries in 2019. Non-performing assets were 0.58% and 0.35% of total assets at December 31, 2019 and 2018, respectively. The increase in the NPA ratio was primarily due to two fully collateralized lending relationships.

The Company experienced net recoveries of $926,000 for the year ended December 31, 2018 and net recoveries of $11,000 for the year ended December 31, 2017. Nonperforming assets were 0.35% as of December 31, 2018 and 0.20% as of December 31, 2017. Provision expense was $2.1 million and $779,000 for 2018 and 2017, respectively.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2019.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$14,463	11,478	10,688	10,141	9,035
Provision for loan losses	2,580	2,059	779	—	—
Loan charge-offs:
Loans secured by real estate:
One-to-four family	(293)	(226)	(253)	(84)	(1,050)
Home equity	(78)	(31)	—	—	—
Commercial real estate	(380)	(86)	—	—	—
Construction and development	(19)	(24)	—	—	(90)
Consumer loans	(320)	(308)	(19)	(53)	(20)
Commercial business loans	(145)	(197)	—	(127)	(70)
Total loan charge-offs	(1,235)	(872)	(272)	(264)	(1,230)
Loan recoveries:
Loans secured by real estate:
One-to-four family	174	142	4	464	576
Home equity	6	7	3	—	150
Commercial real estate	35	77	31	—	350
Construction and development	248	1,112	81	76	479
Consumer loans	165	93	45	24	38
Commercial business loans	85	367	119	247	743
Total loan recoveries	713	1,798	283	811	2,336
Net loan (charge-offs) recoveries	(522)	926	11	547	1,106
Balance, end of period	$16,521	14,463	11,478	10,688	10,141

Allowance for loan losses as a percentage of loans receivable (end of period)	0.51%	0.57%	0.49%	0.91%	1.10%
Net charge-offs (recoveries) to average loans receivable	0.02%	(0.04)%	—	(0.05)%	(0.13)%

The following table summarizes an allocation of the allowance for loan losses and the related percentage of loans outstanding in each category for the five years ended December 31, 2019.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Loans receivable:
One-to-four family	$3,531	24.34%	3,540	29.03%	2,719	28.70%	2,636	34.91%	2,903	37.23%
Home equity	225	3.41%	203	3.32%	168	3.89%	197	3.06%	151	2.52%
Commercial real estate	5,746	43.20%	5,097	40.96%	3,986	40.26%	3,344	37.80%	3,402	37.10%
Construction and development	2,542	13.71%	1,969	11.51%	1,201	12.71%	1,132	9.82%	1,138	9.94%
Consumer loans	392	0.82%	352	0.94%	79	0.86%	80	0.48%	27	0.56%
Commercial business loans	3,448	14.52%	2,940	14.24%	2,840	13.58%	2,805	13.93%	2,100	12.65%
Unallocated	637	—	362	—	485	—	494	—	420	—
Total	$16,521	100.00%	14,463	100.00%	11,478	100.00%	10,688	100.00%	10,141	100.00%

Mortgage Operations

Mortgage Activities and Servicing

Our wholesale mortgage banking operations are conducted through our mortgage origination subsidiary, Crescent Mortgage Company. Mortgage activities involve the purchase of mortgage loans and table funded originations for the purpose of generating gains on sales of loans and fee income on the origination of loans and is included in mortgage banking income in the accompanying consolidated statements of operations. While the Company originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to third party market guidelines through Crescent Mortgage Company. Generally, residential mortgage loans are sold and, depending on the pricing in the marketplace, servicing rights are either sold or retained. The level of loan sale activity and its contribution to the Company’s profitability depends on maintaining a sufficient volume of loan originations and margin. Changes in the level of interest rates and the local economy affect the volume of loans originated by the Company and the amount of loan sales and loan fees earned. Discussion related to the impact and changes within the mortgage operations is provided in “Results of Operations – Noninterest Income and Expense”. Additional segment information is provided in Note 21 - Supplemental Segment Information in the accompanying financial statements.

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

The Company was servicing $3.6 billion loans for others at December 31, 2019 and $4.0 billion at December 31, 2018. Mortgage servicing rights asset had a balance of $25.9 million and $32.9 million at December 31, 2019 and December 31, 2018, respectively. The midpoint economic estimated fair value of the mortgage servicing rights was $31.4 million and $40.9 million at December 31, 2019 and December 31, 2018, respectively. Amortization expense related to the mortgage servicing rights was $5.7 million and $4.2 million during the years ended December 31, 2019 and 2018, respectively.

Below is a roll-forward of activity in the balance of the servicing assets for the years ended December 31, 2019 and 2018 respectively:

	At December 31,
	2019	2018
	(In thousands)
MSR beginning balance	$32,933	21,003
Amount capitalized	1,368	6,283
Purchased servicing	461	9,853
Amount amortized	(5,721)	(4,206)
MSR Impairment	(3,100)	—
MSR ending balance	$25,941	32,933

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

The following table demonstrates the activity for the mortgage repurchase reserve for the years ended December 31, 2019, 2018, and 2017:

	For the Years Ended
	December 31,
	2019	2018	2017
	(In thousands)

Beginning balance	$1,292	1,892	2,880
Losses paid	—	—	(88)
Recovery of mortgage loan repurchase losses	(400)	(600)	(900)
Ending balance	$892	1,292	1,892

For the years ended December 31, 2019 and 2018, the Company recorded a recovery for mortgage repurchase losses of $400,000 and $600,000, respectively. The recovery for mortgage loan repurchase losses is related to several factors. The Company sells mortgage loans to various third parties, including government-sponsored entities (“GSEs”), under contractual provisions that include various representations and warranties as previously stated. The Company establishes the reserve for mortgage loan repurchase losses based on a combination of factors, including estimated levels of defects on internal quality assurance, default expectations, historical investor repurchase demand and appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity. As a result of the Company’s analysis of its reserve for mortgage loan repurchase losses, the reserve was reduced accordingly.

Deposits

We provide a range of deposit services, including noninterest-bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At December 31, 2019, deposits totaled $3.4 billion, an increase from deposits of $2.7 billion at December 31, 2018. The increase in deposits since December 31, 2018 relates to deposits acquired from Carolina Trust as well as continued efforts to fund our balance sheet growth with core deposits through business development.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	For the Years Ended December 31,
	2019		2018		2017
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$573,745	0.44%	564,282	0.55%	319,190	0.26%
Money market accounts	442,076	1.05%	459,774	0.66%	374,770	0.47%
Savings accounts	183,843	0.54%	201,741	0.31%	89,598	0.19%
Certificates of deposit less than $100,000	523,052	1.83%	330,815	1.18%	220,742	0.92%
Certificates of deposit of $100,000 or more	494,743	1.89%	579,618	1.38%	401,682	1.10%
Total interest-bearing average deposits	2,217,459	1.22%	2,136,230	0.88%	1,405,982	0.67%

Noninterest-bearing deposits	601,133		561,678		355,105
Total average deposits	$2,818,592		2,697,908		1,761,087

The maturity distribution of our time deposits of $100,000 or more is as follows:

	At December 31,
	2019	2018
	(In thousands)

Three months or less	$143,658	126,653
Over three through six months	235,092	75,425
Over six through twelve months	114,602	110,300
Over twelve months	185,126	160,006
Total certificates of deposits	$678,478	472,384

Borrowings

The following table outlines our various sources of short-term borrowed funds during the years ended December 31, 2019, 2018 and 2017, and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown. Stated period end rates are contractual rates. The average for the period rates reflect the impact of purchase accounting.

			Maximum
		Contractual	Month	Average for the
	Ending	Period End	End	Period
At or for the year ended December 31, 2019	Balance	Rate	Balance	Balance	Rate(1)
	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$437,700	1.66%-2.02%	437,700	365,429	2.28%

Long-term borrowed funds
Long-term FHLB advances, due 2021 through 2029	12,114	0.88%-2.39%	27,000	16,134	1.82%
Subordinated debentures, due 2026 through 2037	42,761	3.67%-6.90%	42,761	32,554	6.57%

		Stated	Maximum
		Period	Month	Average for the
	Ending	End	End	Period
At or for the year ended December 31, 2018	Balance	Rate	Balance	Balance	Rate(1)
	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$405,500	1.05%-2.78%	405,500	316,189	1.92%

Long-term borrowed funds
Long-term FHLB advances, due 2019 through 2020	27,000	1.72%-2.60%	42,500	27,117	1.59%
Subordinated debentures, due 2032 through 2037	32,436	4.25%-5.75%	32,436	32,348	6.26%

		Stated	Maximum
		Period	Month	Average for the
	Ending	End	End	Period
At or for the year ended December 31, 2017	Balance	Rate	Balance	Balance	Rate(1)
	(Dollars in thousands)
Short-term borrowed funds
Short-term FHLB advances	$340,500	0.87%-2.71%	340,500	176,169	1.07%

Long-term borrowed funds
Long-term FHLB advances, due 2019 through 2020	40,000	1.05%-1.98%	52,000	35,357	2.33%
Subordinated debentures, due 2032 through 2037	32,259	3.11%-4.75%	32,259	23,182	4.97%

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

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, second lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements. At December 31, 2019, the Company had FHLB advances of $449.8 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $416.1 million.

Lines of credit with the FRB are based on collateral pledged. At December 31, 2019 the Company had lines available with the FRB for $188.3 million. At December 31, 2019 the Company had no FRB advances outstanding.

At December 31 , 2019, the Company had pledged with a market value of $29.8 million of securities for Federal Home Loan Bank advances.

At December 31, 2019, the Company has pledged $141.6 million of securities to secure public agency funds. In addition, the Company has pledged a $15 million letter of credit to secure public agency funds.

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

On December 3, 2018, the Company announced that the Board of Directors had approved a plan to repurchase up to $25 million in shares of the Company’s common stock through open market and privately negotiated transactions over the next three years. The Company began stock repurchases on December 4, 2018. During 2019, the Company repurchased approximately 215,000 shares at an average price of $33.13. Cumulatively since December 4, 2018, the Company repurchased approximately 390,000 shares at an average price of $32.01.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at December 31, 2019 and 2018 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2019
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$534,742	15.10%	247,915	7.000%	247,915	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	566,240	15.99%	301,040	8.500%	301,040	8.500%	N/A	N/A
Total capital (to risk weighted assets)	592,908	16.74%	371,873	10.500%	371,873	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	566,240	15.03%	150,695	4.000%	150,695	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	580,752	16.41%	247,744	7.000%	247,744	7.000%	230,048	6.50%
Tier 1 capital (to risk weighted assets)	580,752	16.41%	300,832	8.500%	300,832	8.500%	283,136	8.00%
Total capital (to risk weighted assets)	597,273	16.88%	371,616	10.500%	371,616	10.500%	353,920	10.00%
Tier 1 capital (to total average assets)	580,752	15.42%	150,663	4.000%	150,663	4.000%	188,329	5.00%

December 31, 2018
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$431,568	15.19%	181,094	6.375%	198,848	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	462,888	16.29%	223,704	7.875%	241,459	8.500%	N/A	N/A
Total capital (to risk weighted assets)	477,351	16.80%	280,518	9.875%	298,273	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	462,888	13.01%	142,270	4.000%	142,270	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	454,181	16.00%	180,948	6.375%	198,688	7.000%	184,496	6.50%
Tier 1 capital (to risk weighted assets)	454,181	16.00%	223,524	7.875%	241,264	8.500%	227,072	8.00%
Total capital (to risk weighted assets)	468,644	16.51%	280,292	9.875%	298,032	10.500%	283,840	10.00%
Tier 1 capital (to total average assets)	454,181	12.76%	142,392	4.000%	142,392	4.000%	177,990	5.00%
74

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2019, 2018 and 2017.

	For the Years Ended December 31,
	2019	2018	2017

Return on average assets	1.61%	1.37%	1.24%
Return on average equity	10.36%	9.43%	10.17%
Average equity to average assets ratio	15.55%	14.51%	12.18%

The following table provides the amount of dividends and payout ratios (dividends declared divided by net income) for the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)

Dividends declared	$8,021	5,563	2,920
Dividend payout ratios	12.78%	11.20%	10.22%

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

At December 31, 2019, we had issued commitments to extend credit of approximately $659.1 million through various types of lending arrangements. There were 72 standby letters of credit in the amount of $23.8 million. Total variable rate commitments were $481.8 million and fixed rate commitments were $201.1 million.

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

As of December 31, 2019, the following table summarizes the forecasted impact on net interest income using a base case scenario given downward movements in interest rates of 100 and 200 and upward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market condition.

		Annualized Hypothetical
Interest Rate Scenario		Percentage Change in
Change	Prime Rate	Net Interest Income

(2.00)%	2.75%	(4.10)%
(1.00)%	3.75%	(1.70)%
0.00%	4.75%	0.00%
1.00%	5.75%	0.30%
2.00%	6.75%	0.70%
3.00%	7.75%	0.90%

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

The derivative positions of the Company at December 31, 2019 and 2018 are as follows:

	At December 31,
	2019		2018
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$—	—	1,232	45,000
Non-hedging derivatives:
Interest rate swaps	138	35,000	1,198	50,000
Mortgage loan interest rate lock commitments	1,073	86,819	1,199	76,571
Mortgage loan forward sales commitments	580	26,240	403	13,241
Total derivative assets	$1,791	148,059	4,032	184,812

Derivative liabilities:
Cash flow hedges:
Interest rate swaps	$620	45,000	—	—
Non-hedging derivatives:
Interest rate swaps	2,767	40,000	937	50,000
Mortgage-backed securities forward sales commitments	40	61,000	295	52,000
Total derivative liabilities	$3,427	146,000	1,232	102,000

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

As of December 31, 2019, the Company had three outstanding interest rate derivatives with a notional value of $45.0 million that were designated as cash flow hedges of interest rate risk with a weighted average remaining term of 4.43 years.

As of December 31, 2018, the Company had three outstanding interest rate derivatives with a notional value of $45.0 million that were designated as cash flow hedges of interest rate risk with a weighted average remaining term of 5.43 years.

For cash flow hedges, in the event that the forecasted transaction was no longer probable, the Company would recognize a loss of approximately $600,000 directly into earnings, the current fair value, as of December 31, 2019.

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2019. Operating lease obligations of $23.0 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 14 of the audited consolidated financial statements. Trust Preferred subordinated debentures reflect the contractual principal owed excluding purchase accounting fair value adjustments.

		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Advances from FHLB	$449,814	437,700	8,038	—	4,076
Interest rate swap - cash flow hedge derivative	45,000	—	15,000	30,000	—
Interest rate swap - non-hedging derivative	75,000	30,000	10,000	—	35,000
Subordinated debentures issued to Carolina Financial Capital Trust I, due 2032	5,155	—	—	—	5,155
Subordinated debentures issued to Carolina Financial Capital Trust II, due 2034	10,310	—	—	—	10,310
Subordinated debentures issued to Greer Capital Trust I, due 2034	6,186	—	—	—	6,186
Subordinated debentures issued to Greer Capital Trust II, due 2037	5,155	—	—	—	5,155
Subordinated debentures issued to FSB Preferred Trust I, due 2033	10,310	—	—	—	10,310
Subordinated debentures issued to Carolina Trust, due 2026	10,000	—	—	—	10,000
Operating lease obligations	23,040	2,595	4,113	3,451	12,881
Total	$639,970	470,295	37,151	33,451	99,073

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Carolina Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carolina Financial Corporation and its subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements and schedules (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 6 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $3.2 billion and related allowance for loan losses of $16.5 million as of December 31, 2019. The Company’s allowance for loan losses includes a general reserve, which is determined based on the results of a quantitative and a qualitative analysis of all loans not specifically measured for impairment at the reporting date.

In calculating the allowance for loan losses, the Company calculates a reserve based on historical loss experience determined by major loan category. The actual loss experience is supplemented with internal and external qualitative factors. As such, the estimation of loss is based on significant management judgment, particularly where the Company has not incurred sufficient historical losses and has utilized qualitative factors in forming its estimate. Auditing these complex judgments and assumptions by management involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of controls relating to management’s review of loans, evaluation of historical losses, and the final reserve coverage.
•	Substantively testing and evaluating the reasonableness of assumptions and sources of data used by management in the allowance for loan losses calculations and in forming the qualitative loss factors by performing retrospective review of historical loan loss experience and analyzing historical data used in developing the assumptions.
•	Substantively testing the mathematical accuracy and computation of the allowance for loan losses by independently calculating significant elements of the allowance based on relevant source documents and testing completeness and accuracy of data used in the calculation.

Business Combinations

As described in Note 2 to the Company’s consolidated financial statements, the Company had one acquisition during the year ended December 31, 2019, which was the acquisition of Carolina Trust BancShares, Inc. with total consideration paid of approximately $119.5 million. The most material and complex components of the transaction related to the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

The Company’s determination of fair values of certain identifiable tangible and intangible assets acquired and liabilities assumed is complex and includes the following areas of management’s judgments: (1) application of accounting guidance related to business combinations, (2) significant unobservable inputs and assumptions utilized by management in determining the fair values of certain identifiable tangible and intangible assets acquired and liabilities assumed, and (3) changes in certain assumptions could have a significant impact on the fair values of the identifiable tangible and intangible assets acquired and liabilities assumed. Auditing these elements involves especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of controls relating to management’s review of the business combination and fair values of acquired assets and liabilities assumed.
•	Substantively testing and evaluating management’s third-party valuation specialists and evaluating their conclusions regarding fair values of assets acquired and liabilities assumed, including an evaluation of the significant assumptions utilized in their fair value calculations.
•	Substantively testing the assumptions that were incorporated into the various models used to calculate fair value.

Mortgage Servicing Rights

As described in Note 9 to the Company’s consolidated financial statements, the Company has unpaid principal balances of loans serviced for others of $3.6 billion at December 31, 2019. The Company’s economic estimated fair values of mortgage servicing rights was $31.4 million at December 31, 2019. The Company’s valuation of mortgage servicing rights is a material and complex estimate requiring significant management judgment, specifically as it pertains to the evaluation of potential impairment within the mortgage servicing right portfolio.

Management relies on a third-party valuation specialist to calculate an estimated fair value of their mortgage servicing rights portfolio. The third-party valuation specialist and the valuation process utilizes several significant assumptions to determine an estimated fair value, including net servicing fee, weighted average discount rates, weighted average constant prepayment rates, and a weighted average delinquency rate. Management evaluates the significant assumptions as well as the final value of the portfolio, including any impairment that needs to be recognized. As such, the fair value estimate, and specifically the measure of impairment, is based on significant management judgment. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of controls relating to management’s review of the mortgage servicing rights portfolio valuation, including the measurement of impairment.
•	Substantively testing and evaluating the reasonableness of assumptions used by management and the third-party valuation specialist in the mortgage servicing rights portfolio valuation by utilizing Elliott Davis, LLC valuation specialists to evaluate the reasonableness of the key assumptions utilized in the calculation.
•	Substantively testing the mathematical accuracy and computation of the mortgage servicing rights by independently calculating significant elements of the valuation as determined by management’s third-party valuation specialist.

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 2010.

Greenville, South Carolina

March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Carolina Financial Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Carolina Financial Corporation and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and our report dated March 2, 2020 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 2, 2020

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2019	2018
	(In thousands)
ASSETS
Cash and due from banks	$41,411	28,857
Interest-bearing cash	91,792	33,276
Cash and cash equivalents	133,203	62,133
Securities available-for-sale (cost of $868,214 at December 31, 2019 and $844,461 at December 31, 2018)	879,235	842,801
Federal Home Loan Bank stock, at cost	23,280	21,696
Other investments	3,521	3,450
Derivative assets	1,791	4,032
Loans held for sale	31,282	16,972
Loans receivable, net of allowance for loan losses of $16,521 at December 31, 2019 and $14,463 at December 31, 2018	3,211,416	2,509,873
Premises and equipment, net	70,702	60,866
Right of use operating lease asset	17,163	—
Accrued interest receivable	14,951	13,494
Real estate acquired through foreclosure, net	2,325	1,534
Deferred tax assets, net	2,463	5,786
Mortgage servicing rights	25,941	32,933
Cash value life insurance	71,267	58,728
Core deposit intangible	16,621	16,462
Goodwill	184,259	127,592
Other assets	19,453	12,396
Total assets	$4,708,873	3,790,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$668,616	547,022
Interest-bearing deposits	2,739,745	2,171,171
Total deposits	3,408,361	2,718,193
Short-term borrowed funds	437,700	405,500
Long-term debt	54,875	59,436
Right of use operating lease liability	17,593	—
Derivative liabilities	3,427	1,232
Drafts outstanding	8,193	8,129
Advances from borrowers for insurance and taxes	3,288	4,100
Accrued interest payable	2,450	1,591
Reserve for mortgage repurchase losses	892	1,292
Dividends payable to stockholders	2,227	1,576
Accrued expenses and other liabilities	26,427	14,414
Total liabilities	3,965,433	3,215,463
Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares authorized at December 31, 2019 and December 31, 2018; no shares issued or outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively; 24,777,608 and 22,387,009 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	248	224
Additional paid-in capital	514,272	408,224
Retained earnings	221,103	167,173
Accumulated other comprehensive income (loss), net of tax	7,817	(336)
Total stockholders' equity	743,440	575,285
Total liabilities and stockholders' equity	$4,708,873	3,790,748

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2019	2018	2017
	(In thousands, except share data)
Interest income
Loans	$147,921	133,252	79,300
Investment securities	27,424	26,222	14,941
Dividends from Federal Home Loan Bank stock	1,203	1,004	496
Other interest income	568	580	350
Total interest income	177,116	161,058	95,087
Interest expense
Deposits	27,106	18,727	9,387
Short-term borrowed funds	8,328	6,064	1,888
Long-term debt	2,432	2,457	1,978
Total interest expense	37,866	27,248	13,253
Net interest income	139,250	133,810	81,834
Provision for loan losses	2,580	2,059	779
Net interest income after provision for loan losses	136,670	131,751	81,055
Noninterest income
Mortgage banking income	19,326	15,295	15,140
Deposit service charges	6,814	7,755	4,643
Net loss on extinguishment of debt	(178)	—	—
Net gain (loss) on sale of securities	3,891	(1,946)	933
Fair value adjustments on interest rate swaps	(3,659)	(340)	382
Net increase in cash value life insurance	1,591	1,530	1,116
Mortgage loan servicing income	10,107	9,052	6,790
Debit card income, net	4,839	4,809	2,308
Other	4,379	3,741	2,604
Total noninterest income	47,110	39,896	33,916
Noninterest expense
Salaries and employee benefits	53,822	53,517	37,827
Occupancy and equipment	16,902	15,961	10,347
Marketing and public relations	1,614	1,330	1,417
FDIC insurance	502	1,090	721
Recovery of mortgage loan repurchase losses	(400)	(600)	(900)
Legal expense	438	422	507
Other real estate expense (income), net	422	(13)	54
Mortgage subservicing expense	2,872	2,468	1,986
Amortization of mortgage servicing rights	5,721	4,206	2,966
Impairment of mortgage servicing rights	3,100	—	—
Amortization of core deposit intangible	2,910	3,139	1,037
Merger related expenses	2,753	15,216	8,301
Other	12,436	12,472	9,182
Total noninterest expense	103,092	109,208	73,445
Income before income taxes	80,688	62,439	41,526
Income tax expense	17,948	12,769	12,961
Net income	$62,740	49,670	28,565

Earnings per common share:
Basic	$2.83	2.28	1.75
Diluted	$2.80	2.26	1.73
Dividends declared per common share	$0.36	0.25	0.17
Weighted average common shares outstanding:
Basic	22,168,082	21,756,595	16,317,501
Diluted	22,385,127	21,972,857	16,550,357

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years
	Ended December 31,
	2019	2018	2017
	(In thousands)

Net income	$62,740	49,670	28,565

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	16,614	(7,775)	10,047
Tax effect	(4,154)	1,944	(3,620)

Reclassification adjustment for (gain) loss included in earnings	(3,891)	1,946	(933)
Tax effect	973	(489)	334

Unrealized (loss) gain on interest rate swaps designated as cash flow hedges	(1,852)	588	223
Tax effect	463	(147)	(80)
Other comprehensive income (loss), net of tax	8,153	(3,933)	5,971

Comprehensive income	$70,893	45,737	34,536

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2016	12,548,328	$125	66,156	98,451	(1,542)	163,190
Issuance of common stock, net of offering expenses	1,807,143	18	47,653	—	—	47,671
Stock awards, net of forfeitures	113,768	1	107	—	—	108
Vested stock awards surrendered in cashless exercise	(59,700)	—	(398)	(1,391)	—	(1,789)
Stock options exercised	600	—	10	—	—	10
Stock issued - Greer Bancshares, Inc. merger	1,789,523	18	54,205	—	—	54,223
Stock issued - First South Bancorp, Inc. merger	4,822,540	48	178,646	—	—	178,694
Stock-based compensation expense, net	—	—	1,658	—	—	1,658
Net income	—	—	—	28,565	—	28,565
Dividends declared to stockholders	—	—	—	(2,920)	—	(2,920)
Other comprehensive income, net of tax	—	—	—	—	5,971	5,971
Reclassification of AOCI due to statutory tax rate change	—	—	—	832	(832)	—

Balance, December 31, 2017	21,022,202	210	348,037	123,537	3,597	475,381
Issuance of common stock, net of offering expenses	1,500,000	15	63,007	—	—	63,022
Stock awards, net of forfeitures	55,255	1	106	—	—	107
Vested stock awards surrendered in cashless exercise	(22,411)	—	(303)	(471)	—	(774)
Stock options exercised	7,596	—	56	—	—	56
Stock repurchase plan, net of commissions	(175,633)	(2)	(5,379)	—		(5,381)
Stock-based compensation expense, net	—	—	2,700	—	—	2,700
Net income	—	—	—	49,670	—	49,670
Dividends declared to stockholders	—	—	—	(5,563)	—	(5,563)
Other comprehensive loss, net of tax	—	—	—	—	(3,933)	(3,933)

Balance, December 31, 2018	22,387,009	224	408,224	167,173	(336)	575,285
Stock awards, net of forfeitures	58,656	—	124	—	—	124
Vested stock awards surrendered in cashless exercise	(37,670)	—	(707)	(789)	—	(1,496)
Stock options exercised	71,842	1	960	—	—	961
Stock issued - Carolina Trust BancShares, Inc. merger	2,512,543	25	109,641			109,666
Stock repurchase plan, net of commissions	(214,772)	(2)	(7,113)	—	—	(7,115)
Stock-based compensation expense, net	—	—	3,143	—	—	3,143
Net income	—	—	—	62,740	—	62,740
Dividends declared to stockholders	—	—	—	(8,021)	—	(8,021)
Other comprehensive income, net of tax	—	—	—	—	8,153	8,153
Balance, December 31, 2019	24,777,608	$248	514,272	221,103	7,817	743,440

See accompanying notes to consolidated financial statements.

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$62,740	49,670	28,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,580	2,059	779
Deferred income tax expense (benefit)	1,553	(1,530)	8,226
Amortization of unearned discount/premium on investments, net	4,250	4,595	3,856
Accretion of deferred loan fees	(2,656)	(2,386)	(1,279)
Accretion of acquired loans	(7,559)	(9,846)	(4,286)
Amortization of core deposit intangibles	2,910	3,139	1,037
(Gain) loss on sale of available-for-sale securities, net	(3,891)	1,946	(933)
Mortgage banking income	(19,326)	(15,295)	(15,140)
Originations of loans held for sale	(907,427)	(852,929)	(909,627)
Proceeds from sale of loans held for sale	912,443	886,544	922,431
Loss on extinguishment of debt	178	—	—
Recovery of mortgage loan repurchase losses	(400)	(600)	(900)
Mortgage repurchase loan losses paid, net of recoveries	—	—	(88)
Fair value adjustments on interest rate swaps	3,659	340	(382)
Stock-based compensation	3,143	2,700	1,658
Increase in cash surrender value of bank owned life insurance	(1,591)	(1,530)	(1,116)
Depreciation	4,359	4,181	2,756
Loss (gain) on disposals of premises and equipment	61	(2)	23
Loss (gain) on sale of real estate acquired through foreclosure	149	(110)	(33)
Write-down of real estate acquired through foreclosure	—	126	—
Purchases of mortgage servicing rights	(461)	(9,853)	—
Originations of mortgage servicing rights	(1,368)	(6,283)	(6,061)
Impairment of mortgage servicing rights	3,100	—	—
Amortization of mortgage servicing rights	5,721	4,206	2,966
Decrease (increase) in:
Accrued interest receivable	389	(1,502)	(6,619)
Other assets	(5,865)	10,670	(29,271)
Increase (decrease) in:
Accrued interest payable	336	465	799
Dividends payable to stockholders	651	525	549
Accrued expenses and other liabilities	126	106	(6,588)
Cash flows provided by (used in) operating activities	57,784	69,406	(8,678)

Continued

CAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years
	Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from investing activities:
Activity in available-for-sale securities:
Purchases	$(250,572)	(351,329)	(345,815)
Maturities, payments and calls	125,305	105,005	77,781
Proceeds from sales	151,389	135,681	173,727
Increase in Federal Home Loan Bank stock	(117)	(2,631)	(6,400)
Increase in loans receivable, net	(214,221)	(192,852)	(182,467)
Purchases of premises and equipment	(5,703)	(3,724)	(7,002)
Proceeds from disposals of premises and equipment	—	10	—
Proceeds from sale of real estate acquired through foreclosure	1,065	1,840	660
Purchase of bank owned life insurance	—	—	(25)
Net cash received for acquisitions	72,285	—	122,320
Cash flows (used in) investing activities	(120,569)	(308,000)	(167,221)

Cash flows from financing activities:
Net increase in deposit accounts	152,355	113,264	83,230
Net (decrease) increase in Federal Home Loan Bank advances	(3,178)	52,177	100,772
Net (decrease) increase in drafts outstanding	(327)	805	1,101
Net (decrease) increase in advances from borrowers for insurance and taxes	(820)	1,095	1,947
Cash dividends paid on common stock	(8,021)	(5,563)	(2,371)
Proceeds from exercise of stock options	961	56	10
Proceeds from issuance of common stock	—	63,022	47,671
Cash paid for common stock repurchase	(7,115)	(5,381)	—
Net increase in excess tax benefit in connection with equity awards	—	—	439
Cash flows provided by financing activities	133,855	219,475	232,799
Net increase (decrease) in cash and cash equivalents	71,070	(19,119)	56,900
Cash and cash equivalents, beginning of period	62,133	81,252	24,352
Cash and cash equivalents, end of period	$133,203	62,133	81,252

Supplemental disclosure:
Cash paid for:
Interest on deposits and borrowed funds	$37,007	26,783	12,454
Income taxes paid, net of refunds	10,738	6,822	11,521
Noncash investing activities:
Transfer of loans receivable to real estate acquired through foreclosure	$1,299	285	2,554

Acquisitions:
Assets acquired, net of cash	$562,711	—	1,356,242
Liabilities assumed	572,161	—	1,345,119
Goodwill	56,667	—	123,325

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Carolina Financial Corporation (“Carolina Financial” or the “Company”), incorporated under the laws of the State of Delaware, is a financial holding company with one wholly-owned subsidiary, CresCom Bank (the “Bank”). CresCom Bank operates Crescent Mortgage Company, Carolina Services Corporation of Charleston (“Carolina Services”), DTFS, Inc., CresCom Leasing, LLC and Western Carolina Holdings, LLC. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In consolidation, all material intercompany accounts and transactions have been eliminated. The results of operations of the businesses acquired in transactions accounted for as purchases are included only from the dates of acquisition. All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with the Company.

At December 31, 2019, statutory business trusts (“Trusts”) created or acquired by the Company had outstanding trust preferred securities with an aggregate par value of $36.0 million. The principal assets of the Trusts are $37.1 million of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $1.1 million of common securities to the Company and are included in other investments in the accompanying consolidated balance sheets. The Trusts are not consolidated subsidiaries of the Company.

On November 17, 2019, the Company announced the execution of an agreement and plan of merger by and between the Company and United Bankshares, Inc. (“United”), pursuant to which, subject to the terms and conditions set forth therein, the Company will merge with and into United, with United as the surviving corporation of the merger. Refer to Note 2 - Business Combinations for more information.

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

On January 30, 2020, the Company’s Board of Directors declared a $0.10 dividend per common share payable on April 6, 2020 to stockholders of record as of March 16, 2020.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and due from banks and interest-bearing cash with banks. Substantially all of the interest-bearing cash at December 31, 2019 and 2018 consists of Federal Reserve Bank of Richmond (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) overnight deposits. Cash and cash equivalents have maturities of three months or less. The Bank is required to maintain average balances on hand or with the FRB. Cash on hand satisfied the reserve requirements at December 31, 2019 and December 31, 2018.

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

Derivative Financial Instruments

Derivatives are recognized as either assets or liabilities and are recorded at fair value on the Company’s consolidated balance sheets. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities.

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

For additional discussion related to the determination of fair value related to derivative instruments, see Note 5 - Derivatives.

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

Troubled Debt Restructurings ("TDRs")

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

If a loan has impairment, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. For collateral-dependent loans, the measurement of impairment is based on the net investment of the loan compared to the fair value of the collateral less estimated selling costs. In most cases, the fair value of the collateral is based on appraised value. When appropriate, the fair value is based on the probable sales price of the collateral when sale of the collateral is imminent or contracted sales price if the collateral is subject to a binding sales contract as of the end of the quarter.

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

To the extent that current information indicates it is probable that the Company will collect all amounts according to the contractual terms thereof, such loan is not considered impaired. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereon, such loan is considered impaired and is considered in the determination of the required level of allowance for loan and lease losses.

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

Service fee income is recorded for fees earned for servicing mortgage loans under servicing agreements with the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance of the loans serviced and are recorded in noninterest income. Amortization of mortgage servicing rights and mortgage servicing costs are charged to expense when incurred.

Guarantees

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, under the contractual terms of the agreement, if the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2019 and 2018, the Company had recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.

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

Interest and penalties on income tax uncertainties are classified within income tax expense in the statement of operations. There were no significant interest and penalties paid on income tax uncertainties during 2019 or 2018.

It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. Accordingly, no additional reserve was considered necessary. See Note 13 – Income Taxes for additional information.

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

The following table presents activity in the reserve for mortgage loan repurchase losses:

	For the Years Ended
	December 31,
	2019	2018	2017
	(In thousands)

Beginning balance	$1,292	1,892	2,880
Losses paid	—	—	(88)
Recovery of mortgage loan repurchase losses	(400)	(600)	(900)
Ending balance	$892	1,292	1,892

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

Recently Adopted Accounting Pronouncements

In July 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-07, Codification Updates to SEC Sections (“ASU 2019-07”). ASU 2019-07 updates various Topics of the Accounting Standards Codification (“ASC”) to align the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the financial statements.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of an simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13,  Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Refer below for further information surrounding the Company’s adoption of Topic 326.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”).  ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses and related to recognition and measurement of financial instruments will be effective for the Company for reporting periods beginning after December 15, 2019. Refer below for further information surrounding the Company’s adoption of these standards. The amendments related to hedging were effective for the Company for interim and annual periods beginning after December 15, 2018. These amendments did not have a material effect on the Company’s financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. In addition, the guidance eliminates the current guidance for purchased credit impaired loans, and requires an increase in the allowance for loan losses and an increase in the recorded investment of purchased credit impaired loans for the nonaccretable difference. The CECL approach is not applicable to available-for-sale (“AFS”) debt securities; however, ASU 2016-13 prescribes recognition of credit losses on AFS debt securities as an allowance rather than reductions in the amortized cost of the securities. Improvements to estimated credit losses will be recognized immediately in earnings rather than as interest income over time. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and AFS debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard as of January 1, 2020 via the prescribed modified retrospective approach.

Throughout 2019, the Company worked with an outside consultant and undertook implementation efforts through its cross-functional implementation team. The team had assigned roles and responsibilities, key tasks to complete, and a timeline to be followed. The implementation team met periodically to discuss the latest developments and ensure progress was being made. The team also kept current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, and conferences. The team has finalized the methodologies to be utilized, as well as the documentation, controls, processes and policies. Full end-to-end parallel runs were completed for the periods ended September 30, 2019 and December 31, 2019.

We expect the adoption of ASU 2016-13 to result in the recognition of an incremental allowance for loan and lease losses of approximately $5.2 million as of the adoption date. Approximately $1.8 million of the incremental amount is expected to be related to the increase in the allowance for loan and lease losses related to purchased credit deteriorated loans (the “gross up”), which offsets loan marks at the adoption date. The cumulative-effect adjustment to retained earnings is expected to be approximately $2.6 million and the increase in the deferred tax asset is expected to be approximately $0.8 million. The Company does not expect any incremental allowance for credit losses on available-for-sale securities at adoption, primarily as the impairment was determined to not be credit related. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

While the guidance changes the measurement of the allowance, it does not change the credit risk of the Company’s lending and securities portfolios or the ultimate losses in those portfolios. Future adjustments to the allowance under ASU 2016-13 will depend upon the nature and characteristics of the Company’s loan portfolio, the macroeconomic conditions and other management judgments. As a result, the magnitude of any such future adjustments are difficult to predict.

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

NOTE 2 – BUSINESS COMBINATIONS

Acquisition of Carolina Trust BancShares, Inc.

On December 31, 2019, the Company acquired all of the common stock of Carolina Trust BancShares, Inc., the holding company for Carolina Trust Bank. Under the terms of the merger agreement, each share of Carolina Trust common stock was converted into 0.300 shares of the Company’s common stock.

The following table presents a summary of total consideration paid by the Company at the acquisition date (dollars in thousands).

Common stock issued (2,512,543 shares at $43.23 per share)	$108,617
Cash payments to common stockholders	9,836
Fair value of Carolina Trust stock options assumed	1,049
Total consideration paid	$119,502

The assets acquired and liabilities assumed from Carolina Trust were recorded at their fair value as of the closing date of the merger. Fair values were preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values became available. Goodwill of $56.7 million was recorded at the time of the acquisition. The following table summarizes the consideration paid by the Company in the merger with Carolina Trust and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

December 31, 2019	As Reported by Carolina Trust	Fair Value Adjustments		As Recorded by the Company
	(In thousands)
Assets
Cash and cash equivalents	$72,285	—		72,285
Securities available-for-sale	50,234	—		50,234
Federal Home Loan Bank stock	1,467	—		1,467
Loans receivable	484,384	(3,398	)(a)	480,986
Allowance for loan losses	(4,040)	4,040	(b)	—
Premises and equipment	8,378	175	(c)	8,553
Foreclosed assets	808	(75	)(d)	733
Core deposit intangible	2,314	756	(e)	3,070
Deferred tax asset, net	923	152	(f)	1,075
Other assets	22,301	(5,708	)(g)	16,593
Total assets acquired	$639,054	(4,058)		634,996

Liabilities
Deposits	$536,106	1,706	(h)	537,812
Borrowings	30,036	426	(i)	30,462
Other liabilities	3,888	(1	)(j)	3,887
Total liabilities assumed	$570,030	2,131		572,161
Net identifiable assets acquired over liabilities assumed				62,835
Total consideration paid				119,502
Goodwill				$56,667

Explanation of fair value adjustments:

(a)	Represents the amount necessary to adjust loans to their fair value due to interest rate and credit factors.
(b)	Reflects the elimination of Carolina Trust's historical allowance for loan losses.
(c)	Reflects fair value adjustments on acquired branch and administrative offices based on the Company's assessment.
(d)	Reflects the impact of acquisition accounting fair value adjustments.
(e)	Reflects the fair value adjustment to record the estimated core deposit intangible based on the Company's assessment.
(f)	Reflects the tax impact of acquisition accounting fair value adjustments.
(g)	Reflects the elimination of Carolina Trust’s historical goodwill.
(h)	Represents the fair value adjustment due to interest rate factors.
(i)	Represents the fair value adjustment due to interest rate factors.
(j)	Reflects the fair value adjustment based on the Company's evaluation of acquired other liabilities.

The table below summarizes the total contractually required principal and interest payments, management’s estimate of expected total cash payments and fair value of loans as of December 31, 2019 for purchased credit impaired (“PCI”) loans. Contractually required principal and interest payments have been adjusted for estimated payments (in thousands).

Contractual principal and interest at acquisition	$29,408
Nonaccretable difference	3,901
Expected cash flows at acquisition	25,507
Accretable yield	3,040
Basis in PCI loans at acquisition - estimated fair value	$22,467

Supplemental Pro Forma Information

The Company completed its acquisition of Carolina Trust on December 31, 2019. The table below presents unaudited supplemental pro forma information as if Carolina Trust acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2017 and were included for all periods presented. 2017 reflects pro forma results as if the First South and Greer acquisitions had occurred at January 1, 2017. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $2.8 million, $15.2 million and $8.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, are included in the Company’s Consolidated Statements of Operations and are not included in the pro forma statements below.

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands, except share data)

Net interest income	$159,952	$149,585	$138,345
Net income (a)	$69,973	$53,907	$44,760

Weighted average shares outstanding:
Basic (b)	24,673,741	23,479,256	21,981,940
Diluted (b)	24,890,786	23,720,011	22,237,072

Earnings per common share:
Basic	$2.84	$2.30	$2.04
Diluted	$2.81	$2.27	$2.01

(a)	Supplemental pro forma net income includes the impact of certain fair value adjustments. Supplemental pro forma net income does not include assumptions on cost saves or impact of merger related expenses.

(b)	Weighted average shares outstanding include the full effect of the common stock issued in connection with the Carolina Trust acquisition as of the earliest reporting date.

The Company may refine its valuations of acquired Carolina Trust assets and liabilities for up to one year following the merger date.

Pending Merger with and into United Bankshares, Inc.

On November 17, 2019, the Company announced the execution of an agreement and plan of merger by and between the Company and United Bankshares, Inc., pursuant to which, subject to the terms and conditions set forth therein, the Company will merge with and into United, with United as the surviving corporation of the merger. The agreement provides that at the effective time of the merger, the Bank will merge with and into United Bank, a wholly-owned subsidiary of United Bank, with United Bank as the surviving entity. The transaction is subject to customary regulatory and shareholder approvals.

Pursuant to the merger agreement, each outstanding share of common stock of Carolina Financial will be converted into the right to receive 1.13 shares of United common stock, par value $2.50 per share, resulting in an aggregate transaction value of approximately $1.1 billion, based on closing price of a share of United’s common stock as of that date.
103

NOTE 3 - CORE DEPOSIT INTANGIBLES

In connection with business combinations, the Company records core deposit intangibles, representing the value of the acquired core deposit base. As of December 31, 2019 and 2018, core deposit intangible was $16.6 million and $16.5 million, respectively. The estimated future amortization is subject to change to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful life of the core deposit intangibles.

Amortization expense (in thousands) for core deposit intangible is expected to be as follows.

Year 1	$3,263
Year 2	2,953
Year 3	2,659
Year 4	2,369
Year 5	2,054
Thereafter	3,323
Total	$16,621

Amortization expense of $2.9 million, $3.1 million and $1.0 million related to the core deposit intangible was recognized in 2019, 2018 and 2017 respectively.

NOTE 4 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available-for-sale at December 31, 2019 and 2018 follows:

	At December 31,
	2019				2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Municipal securities	$210,810	8,332	(174)	218,968	212,215	2,768	(1,269)	213,714
US government agencies	23,968	—	(45)	23,923	24,772	505	—	25,277
Collateralized loan obligations	301,249	28	(1,295)	299,982	231,172	119	(592)	230,699
Corporate securities	6,940	48	—	6,988	6,915	69	(24)	6,960
Mortgage-backed securities:
Agency	164,114	2,845	(245)	166,714	199,518	427	(2,425)	197,520
Non-agency	150,019	1,987	(64)	151,942	158,803	423	(1,695)	157,531
Total mortgage-backed securities	314,133	4,832	(309)	318,656	358,321	850	(4,120)	355,051
Trust preferred securities	11,114	1,518	(1,914)	10,718	11,066	1,713	(1,679)	11,100
Total	$868,214	14,758	(3,737)	879,235	844,461	6,024	(7,684)	842,801

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2019 follows:

	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Less than one year	$681	681
One to five years	22,199	22,295
Six to ten years	148,848	150,443
After ten years	696,486	705,816
Total	$868,214	879,235

The contractual maturity dates of the securities were used for mortgage-backed securities and asset-backed securities. No estimates were made to anticipate principal repayments.

The following table summarizes the gross realized gains and losses from sales of investment securities available-for-sale for the periods indicated.

	For the Years
	Ended December 31,
	2019	2018
	(In thousands)

Proceeds	$151,389	135,681

Realized gains	4,155	494
Realized losses	(264)	(2,440)
Total investment securities gains (losses), net	$3,891	(1,946)

At December 31, 2019, the Company had pledged securities with a market value of $29.8 million as collateral for Federal Home Loan Bank (“FHLB”) advances. At December 31, 2018, the Company had $84.3 million of securities pledged for FHLB advances.

At December 31, 2019, the Company has pledged $141.6 million of securities to secure public agency funds. At December 31, 2018, the Company had pledged securities with a market value of $165.5 million to secure public agency funds.

The following tables summarize gross unrealized losses on investment securities and the fair market value of the related securities at December 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At December 31, 2019
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$20,895	20,721	(174)	—	—	—	20,895	20,721	(174)
US government agencies	10,000	9,955	(45)	—	—	—	10,000	9,955	(45)
Collateralized loan obligations	101,801	101,504	(297)	121,478	120,480	(998)	223,279	221,984	(1,295)
Corporate securities	—	—	—	—	—	—	—	—	—
Mortgage-backed securities:
Agency	1,947	1,946	(1)	28,198	27,954	(244)	30,145	29,900	(245)
Non-agency	16,141	16,102	(39)	1,723	1,698	(25)	17,864	17,800	(64)
Total mortgage-backed securities	18,088	18,048	(40)	29,921	29,652	(269)	48,009	47,700	(309)
Trust preferred securities	—	—	—	8,112	6,198	(1,914)	8,112	6,198	(1,914)
Total	$150,784	150,228	(556)	159,511	156,330	(3,181)	310,295	306,558	(3,737)

	At December 31, 2018
	Less than 12 Months			12 Months or Greater			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
	(In thousands)
Available-for-sale:
Municipal securities	$12,395	12,331	(64)	55,189	53,984	(1,205)	67,584	66,315	(1,269)
US government agencies	—	—	—	—	—	—	—	—	—
Collateralized loan obligations	146,913	146,344	(569)	5,000	4,977	(23)	151,913	151,321	(592)
Corporate securities	2,980	2,956	(24)	—	—	—	2,980	2,956	(24)
Mortgage-backed securities:
Agency	14,615	14,450	(165)	120,325	118,065	(2,260)	134,940	132,515	(2,425)
Non-agency	71,376	70,709	(667)	43,138	42,110	(1,028)	114,514	112,819	(1,695)
Total mortgage-backed securities	85,991	85,159	(832)	163,463	160,175	(3,288)	249,454	245,334	(4,120)
Trust preferred securities	—	—	—	8,214	6,535	(1,679)	8,214	6,535	(1,679)
Total	$248,279	246,790	(1,489)	231,866	225,671	(6,195)	480,145	472,461	(7,684)

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

At December 31, 2019 and December 31, 2018, the Company had 79 and 214, respectively, of individual investments available-for-sale that were in an unrealized loss position. The unrealized losses on the Company’s investments were attributable primarily to changes in interest rates. Management has performed various analyses, including cash flows testing as needed, and determined that no OTTI expense was necessary during 2019 or 2018.

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

The following table presents detail of non-marketable investments at December 31, 2019 and 2018.

	At December 31,
	2019	2018
	(In thousands)
Community Reinvestment Act fund	$2,405	2,334
Investment in Trust Preferred subsidiaries	1,116	1,116
Other investments	3,521	3,450

Federal Home Loan Bank stock, at cost	23,280	21,696
Total non-marketable Investments	$26,801	25,146

The Company, as a member of the FHLB, is required to own capital stock in the FHLB based generally upon a membership-based requirement and an activity-based requirement. FHLB capital stock is pledged to secure FHLB advances. No secondary market exists for this stock, and it has no quoted market price. However, redemption through the FHLB of this stock has historically been at par value.

For additional information regarding the investments in statutory business trust, see Note 12 - Long-Term Debt.

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

The derivative positions of the Company at December 31, 2019 and December 31, 2018 are as follows:

	At December 31,
	2019		2018
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
	(In thousands)
Derivative assets:
Cash flow hedges:
Interest rate swaps	$—	—	1,232	45,000
Non-hedging derivatives:
Interest rate swaps	138	35,000	1,198	50,000
Mortgage loan interest rate lock commitments	1,073	86,819	1,199	76,571
Mortgage loan forward sales commitments	580	26,240	403	13,241
Total derivative assets	$1,791	148,059	4,032	184,812

Derivative liabilities:
Cash flow hedges:
Interest rate swaps	$620	45,000	—	—
Non-hedging derivatives:
Interest rate swaps	2,767	40,000	937	50,000
Mortgage-backed securities forward sales commitments	40	61,000	295	52,000
Total derivative liabilities	$3,427	146,000	1,232	102,000

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

The Bank originates leases, primarily on equipment utilized for business purposes, with terms that generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease. Most leases provide 100% of the cost of the equipment and are secured by the leased equipment. The Company requires the leased equipment to be insured and that we be listed as a loss payee and named as an additional insured on the insurance policy. We manage credit risk associated with our lease financing loan class based upon the dollar amount of the lease and the level of credit risk. We follow a formal review process that entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance. As of December 31, 2019 and December 31, 2018, there were approximately $16.8 million and $23.1 million in lease receivables outstanding. Lease receivables are grouped within commercial business loans below.

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

Loans receivable, net at December 31, 2019 and 2018 are summarized by category as follows:

	At December 31,
	2019		2018
		% of Total		% of Total
All Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$785,572	24.34%	732,717	29.03%
Home equity	110,016	3.41%	83,770	3.32%
Commercial real estate	1,394,626	43.20%	1,034,117	40.96%
Construction and development	442,657	13.71%	290,494	11.51%
Consumer loans	26,500	0.82%	23,845	0.94%
Commercial business loans	468,566	14.52%	359,393	14.24%
Total gross loans receivable	3,227,937	100.00%	2,524,336	100.00%
Less:
Allowance for loan losses	16,521		14,463
Total loans receivable, net	$3,211,416		2,509,873

Loans receivable, net at December 31, 2019 and 2018 for purchased non-credit impaired loans and nonacquired loans are summarized by category as follows:

	At December 31,
	2019		2018
Purchased Non-Credit Impaired Loans		% of Total		% of Total
(ASC 310-20) and Nonacquired Loans:	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$774,638	24.46%	723,641	29.24%
Home equity	108,590	3.43%	83,717	3.38%
Commercial real estate	1,364,052	43.08%	1,004,420	40.59%

Construction and development	437,178	13.81%	287,673	11.63%
Consumer loans	26,112	0.82%	23,792	0.96%
Commercial business loans	456,112	14.40%	351,194	14.20%
Total gross loans receivable	3,166,682	100.00%	2,474,437	100.00%
Less:
Allowance for loan losses	16,493		14,463
Total loans receivable, net	$3,150,189		2,459,974

Loans receivable, net at December 31, 2019 and 2018 for purchased credit impaired loans are summarized by category as follows:

	At December 31,
	2019		2018
Purchased Credit Impaired		% of Total		% of Total
Loans (ASC 310-30):	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$10,934	17.85%	9,077	18.19%
Home equity	1,426	2.34%	53	0.11%
Commercial real estate	30,574	49.91%	29,696	59.51%
Construction and development	5,479	8.94%	2,821	5.65%
Consumer loans	388	0.63%	53	0.11%
Commercial business loans	12,454	20.33%	8,199	16.43%
Total gross loans receivable	61,255	100.00%	49,899	100.00%
Less:
Allowance for loan losses	28		—
Total loans receivable, net	$61,227		49,899

Included in the loan totals, net of purchase discount, were $989.5 million and $686.4 million in loans acquired through acquisitions at December 31, 2019 and December 31, 2018, respectively. At December 31, 2019 and December 31, 2018, the purchase discount on purchased non-credit impaired loans was $9.5 million and $10.9 million, respectively. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

At December 31, 2019, the outstanding balance and recorded investment of PCI loans was $74.8 million and $61.3 million, respectively. At December 31, 2018, the outstanding balance and recorded investment of PCI loans was $63.7 million and $49.9 million, respectively,

The table below presents changes in the value of PCI loans for the years ended December 31, 2019 and 2018.

	At December 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$49,899	78,415
Fair value of acquired loans	22,467	—
Net reductions for payments, foreclosures, and accretion	(11,111)	(28,516)
Balance at end of period	$61,255	49,899

The table below presents changes in the value of the accretable yield for PCI loans for the years ended December 31, 2019 and 2018.

	At December 31,
	2019	2018
	(In thousands)

Accretable yield, beginning of period	$19,908	12,536
Additions	3,040	—
Accretion and interest income	(6,174)	(6,092)
Reclassification from nonaccretable balance, net (a)	1,522	8,147
Other changes, net (b)	1,010	5,317
Accretable yield, end of period	$19,306	19,908

(a)	Reclassifications from the nonaccretable balance in the year ended December 31, 2019 were driven by improvement in credit quality.

(b)	Other changes, net include the impact of changes in expectations of cash flows, which may vary from period to period due to the impact of modifications and changes to prepayment assumptions, as well as the impact of changes in interest rates on variable rate loans.

The composition of gross loans outstanding, net of undisbursed amounts, by rate type is as follows:

	At December 31,
	2019		2018
	(Dollars in thousands)

Variable rate loans	$1,274,085	39.47%	942,348	37.33%
Fixed rate loans	1,953,852	60.53%	1,581,988	62.67%
Total loans outstanding	$3,227,937	100.00%	2,524,336	100.00%

The following table presents activity in the allowance for loan losses for the period indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	At December 31, 2019
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at January 1, 2019	$3,540	203	5,097	1,969	352	2,940	362	14,463
Provision for loan losses - non PCI loans	105	94	993	344	195	546	275	2,552
Provision for loan losses - PCI loans	5	—	1	—	—	22	—	28
Charge-offs	(293)	(78)	(380)	(19)	(320)	(145)	—	(1,235)
Recoveries	174	6	35	248	165	85	—	713
Balance at December 31, 2019	$3,531	225	5,746	2,542	392	3,448	637	16,521
115

	At December 31, 2018
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2018	$2,719	168	3,986	1,201	79	2,840	485	11,478
Provision for loan losses	905	59	1,120	(320)	488	(70)	(123)	2,059
Charge-offs	(226)	(31)	(86)	(24)	(308)	(197)	—	(872)
Recoveries	142	7	77	1,112	93	367	—	1,798
Balance at December 31, 2018	$3,540	203	5,097	1,969	352	2,940	362	14,463

	At December 31, 2017
	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
Balance at January 1, 2017	$2,636	197	3,344	1,132	80	2,805	494	10,688
Provision for loan losses	332	(32)	611	(12)	(27)	(84)	(9)	779
Charge-offs	(253)	—	—	—	(19)	—	—	(272)
Recoveries	4	3	31	81	45	119	—	283
Balance at December 31, 2017	$2,719	168	3,986	1,201	79	2,840	485	11,478

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	Loans Secured by Real Estate
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
	family	equity	estate	development	Consumer	business	Unallocated	Total
	(In thousands)
At December 31, 2019:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$109	—	2	438	—	259	—	808
Collectively evaluated for impairment	3,417	225	5,743	2,104	392	3,167	637	15,685
Purchased credit impaired	5	—	1	—	—	22	—	28
Total allowance for loan losses	$3,531	225	5,746	2,542	392	3,448	637	16,521

At December 31, 2019:
Loans receivable ending balances:
Individually evaluated for impairment	$5,558	98	20,174	3,539	12	5,469	—	34,850
Collectively evaluated for impairment	769,080	108,492	1,343,878	433,639	26,100	450,643	—	3,131,832
Purchased credit impaired	10,934	1,426	30,574	5,479	388	12,454	—	61,255
Total loans receivable	$785,572	110,016	1,394,626	442,657	26,500	468,566	—	3,227,937

At December 31, 2018:
Allowance for loan losses ending balances:
Individually evaluated for impairment	$176	—	145	515	—	24	—	860
Collectively evaluated for impairment	3,364	203	4,952	1,454	352	2,916	362	13,603
Total allowance for loan losses	$3,540	203	5,097	1,969	352	2,940	362	14,463

At December 31, 2018:
Loans receivable ending balances:
Individually evaluated for impairment	$4,687	249	5,105	1,866	31	2,853	—	14,791
Collectively evaluated for impairment	718,953	83,468	999,316	285,807	23,761	348,341	—	2,459,646
Purchased credit impaired loans	9,077	53	29,696	2,821	53	8,199	—	49,899
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	—	2,524,336

The following table presents impaired loans individually evaluated for impairment in the segmented portfolio categories and the corresponding allowance for loan losses as of December 31, 2019 and December 31, 2018. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Unpaid principal balance includes amounts previously included in charge-offs.

	At and for the Year Ended December 31, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$4,928	4,989	—	3,916	105
Home equity	98	98	—	10	—
Commercial real estate	18,837	19,028	—	7,881	1,414
Construction and development	2,047	2,047	—	690	56
Consumer loans	12	31	—	17	1
Commercial business loans	4,825	4,969	—	2,578	318
	30,747	31,162	—	15,092	1,890

With an allowance recorded:
Loans secured by real estate:
One-to-four family	630	613	109	600	26
Home equity	—	—	—	—	—
Commercial real estate	1,337	1,337	2	1,363	76
Construction and development	1,492	1,492	438	1,297	5
Consumer loans	—	—	—	—	—
Commercial business loans	644	659	259	232	17
	4,103	4,101	808	3,492	124

Total:
Loans secured by real estate:
One-to-four family	5,558	5,602	109	4,516	131
Home equity	98	98	—	10	—
Commercial real estate	20,174	20,365	2	9,244	1,490
Construction and development	3,539	3,539	438	1,987	61
Consumer loans	12	31	—	17	1
Commercial business loans	5,469	5,628	259	2,810	335
	$34,850	35,263	808	18,584	2,014

	At and for the Year Ended December 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$3,083	3,241	—	1,904	46
Home equity	249	249	—	97	6
Commercial real estate	2,679	2,694	—	2,049	59
Construction and development	323	323	—	274	19
Consumer loans	31	31	—	24	1
Commercial business loans	2,697	2,698	—	983	152
	9,062	9,236	—	5,331	283

With an allowance recorded:
Loans secured by real estate:
One-to-four family	1,604	1,665	176	1,261	43
Home equity	—	—	—	—	—
Commercial real estate	2,426	2,426	145	1,773	98
Construction and development	1,543	1,543	515	1,241	—
Consumer loans	—	—	—	—	—
Commercial business loans	156	156	24	161	9
	5,729	5,790	860	4,436	150

Total:
Loans secured by real estate:
One-to-four family	4,687	4,906	176	3,165	89
Home equity	249	249	—	97	6
Commercial real estate	5,105	5,120	145	3,822	157
Construction and development	1,866	1,866	515	1,515	19
Consumer loans	31	31	—	24	1
Commercial business loans	2,853	2,854	24	1,144	162
	$14,791	15,026	860	9,767	434

	At and for the Year Ended December 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Loans secured by real estate:
One-to-four family	$2,725	2,846	—	2,134	80
Home equity	—	—	—	—	—
Commercial real estate	3,370	3,370	—	3,355	111
Construction and development	318	318	—	202	17
Consumer loans	26	26	—	18	1
Commercial business loans	113	114	—	41	4
	6,552	6,674	—	5,750	213

With an allowance recorded:
Loans secured by real estate:
One-to-four family	710	710	64	650	22
Home equity	108	108	29	108	—
Commercial real estate	1,441	1,441	—	1,466	82
Construction and development	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial business loans	172	172	16	188	10
	2,431	2,431	109	2,412	114

Total:
Loans secured by real estate:
One-to-four family	3,435	3,556	64	2,784	102
Home equity	108	108	29	108	—
Commercial real estate	4,811	4,811	—	4,821	193
Construction and development	318	318	—	202	17
Consumer loans	26	26	—	18	1
Commercial business loans	285	286	16	229	14
	$8,983	9,105	109	8,162	327

The Company was not committed to advance additional funds in connection with impaired loans as of December 31, 2019, 2018 or 2017.

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of December 31, 2019 and 2018.

	At December 31, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$569	352	6,952	215	145	174	8,407
60-89 days past due	1,783	141	642	425	99	502	3,592
90 days or more past due	2,858	98	9,348	1,176	10	239	13,729
Total past due	5,210	591	16,942	1,816	254	915	25,728
Current	780,362	109,425	1,377,684	440,841	26,246	467,651	3,202,209
Total loans receivable	$785,572	110,016	1,394,626	442,657	26,500	468,566	3,227,937

	At December 31, 2019
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$425	352	6,952	193	141	153	8,216
60-89 days past due	1,719	141	144	425	96	397	2,922
90 days or more past due	2,522	98	8,436	459	10	168	11,693
Total past due	4,747	591	15,532	1,077	247	718	22,912
Current	769,891	107,999	1,348,520	436,101	25,865	455,394	3,143,770
Total loans receivable	$774,638	108,590	1,364,052	437,178	26,112	456,112	3,166,682

	At December 31, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$144	—	—	22	4	21	191
60-89 days past due	64	—	498	—	3	105	670
90 days or more past due	255	—	912	717	—	71	1,955
Total past due	463	—	1,410	739	7	197	2,816
Current	10,471	1,426	29,164	4,740	381	12,257	58,439
Total loans receivable	$10,934	1,426	30,574	5,479	388	12,454	61,255

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
All Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$503	723	1,780	180	296	793	4,275
60-89 days past due	1,677	213	120	588	31	632	3,261
90 days or more past due	4,133	373	3,054	105	117	602	8,384
Total past due	6,313	1,309	4,954	873	444	2,027	15,920
Current	726,404	82,461	1,029,163	289,621	23,401	357,366	2,508,416
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

	At December 31, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$378	720	1,037	172	296	793	3,396
60-89 days past due	1,313	213	120	559	31	632	2,868
90 days or more past due	3,686	373	2,895	106	117	602	7,779
Total past due	5,377	1,306	4,052	837	444	2,027	14,043
Current	718,264	82,411	1,000,368	286,836	23,348	349,167	2,460,394
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
30-59 days past due	$126	3	743	7	—	—	879
60-89 days past due	364	—	—	30	—	—	394
90 days or more past due	447	—	158	—	—	—	605
Total past due	937	3	901	37	—	—	1,878
Current	8,140	50	28,795	2,784	53	8,199	48,021
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899

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

The following is a schedule of non-PCI loans receivable, by portfolio segment, on nonaccrual at December 31, 2019 and 2018.

	At December 31,
	2019	2018
	(In thousands)
Loans secured by real estate:
One-to-four family	$4,435	4,471
Home equity	98	454
Commercial real estate	15,783	3,663
Construction and development	3,270	1,675
Consumer loans	6	107
Commercial business loans	1,574	1,351
	$25,166	11,721

There were no non-PCI loans past due 90 days and still accruing at December 31, 2019. There was one non-PCI loan past due 90 days and still accruing for approximately $20,000 at December 31, 2018.

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

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of December 31, 2019 and 2018.

	At December 31, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$776,545	108,512	1,361,058	434,486	26,015	455,756	3,162,372
Special Mention	1,865	1,334	11,445	4,122	266	7,720	26,752
Substandard	7,162	170	22,123	4,049	219	5,090	38,813
Total loans receivable	$785,572	110,016	1,394,626	442,657	26,500	468,566	3,227,937

Performing	$780,882	109,918	1,377,931	438,670	26,494	466,921	3,200,816
Nonperforming:
90 days past due still accruing	255	—	912	717	—	71	1,955
Nonaccrual	4,435	98	15,783	3,270	6	1,574	25,166
Total nonperforming	4,771	98	16,695	3,987	6	1,645	27,121
Total loans receivable	$785,572	110,016	1,394,626	442,657	26,500	468,566	3,227,937

	At December 31, 2019
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonacquired Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$770,068	108,492	1,345,054	432,475	25,996	447,327	3,129,412
Special Mention	—	—	2,601	1,432	102	4,241	8,376
Substandard	4,570	98	16,397	3,271	14	4,544	28,894
Total loans receivable	$774,638	108,590	1,364,052	437,178	26,112	456,112	3,166,682

Performing	$770,203	108,492	1,348,269	433,908	26,106	454,538	3,141,516
Nonperforming:
90 days past due still accruing	—	—	—	—	—	—	—
Nonaccrual	4,435	98	15,783	3,270	6	1,574	25,166
Total nonperforming	4,435	98	15,783	3,270	6	1,574	25,166
Total loans receivable	$774,638	108,590	1,364,052	437,178	26,112	456,112	3,166,682

	At December 31, 2019
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$6,477	20	16,004	2,011	19	8,429	32,960
Special Mention	1,865	1,334	8,844	2,690	164	3,479	18,376
Substandard	2,592	72	5,726	778	205	546	9,919
Total loans receivable	$10,934	1,426	30,574	5,479	388	12,454	61,255

Performing	$10,679	1,426	29,662	4,762	388	12,383	59,300
Nonperforming:
90 days past due still accruing	255	—	912	717	—	71	1,955
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	255	—	912	717	—	71	1,955
Total loans receivable	$10,934	1,426	30,574	5,479	388	12,454	61,255
124

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
	four	Home	real	and		Commercial
Total Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$727,921	83,382	1,016,064	287,559	23,613	353,742	2,492,281
Special Mention	417	—	9,914	534	103	2,166	13,134
Substandard	4,379	388	8,139	2,401	129	3,485	18,921
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

Performing	$727,799	83,316	1,030,296	288,819	23,718	358,042	2,511,990
Nonperforming:
90 days past due still accruing	447	—	158	—	20	—	625
Nonaccrual	4,471	454	3,663	1,675	107	1,351	11,721
Total nonperforming	4,918	454	3,821	1,675	127	1,351	12,346
Total loans receivable	$732,717	83,770	1,034,117	290,494	23,845	359,393	2,524,336

	At December 31, 2018
Purchased Non-Credit	Real Estate Loans
Impaired Loans	One-to-		Commercial	Construction
(ASC 310-20) and	four	Home	real	and		Commercial
Nonpurchased Loans:	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$720,177	83,336	995,319	285,927	23,571	346,487	2,454,817
Special Mention	—	—	5,524	71	103	1,379	7,077
Substandard	3,464	381	3,577	1,675	118	3,328	12,543
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

Performing	$719,170	83,263	1,000,757	285,998	23,665	349,843	2,462,696
Nonperforming:
90 days past due still accruing	—	—	—	—	20	—	20
Nonaccrual	4,471	454	3,663	1,675	107	1,351	11,721
Total nonperforming	4,471	454	3,663	1,675	127	1,351	11,741
Total loans receivable	$723,641	83,717	1,004,420	287,673	23,792	351,194	2,474,437

	At December 31, 2018
	Real Estate Loans
	One-to-		Commercial	Construction
Purchased Credit Impaired	four	Home	real	and		Commercial
Loans (ASC 310-30):	family	equity	estate	development	Consumer	business	Total
	(In thousands)
Internal Risk Rating Grades:
Pass	$7,745	45	20,745	1,632	42	7,255	37,464
Special Mention	418	—	4,390	463	—	787	6,058
Substandard	914	8	4,561	726	11	157	6,377
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899

Performing	$8,630	53	29,538	2,821	53	8,199	49,294
Nonperforming:
90 days past due still accruing	447	—	158	—	—	—	605
Nonaccrual	—	—	—	—	—	—	—
Total nonperforming	447	—	158	—	—	—	605
Total loans receivable	$9,077	53	29,696	2,821	53	8,199	49,899

Activity in loans to officers, directors and other related parties for the years ended December 31, 2019 and 2018 is summarized as follows:

	At December 31,
	2019	2018
	(In thousands)

Balance at beginning of year	$17,691	12,902
New loans	10,435	16,363
Repayments	(9,027)	(11,574)
Balance at end of year	$19,099	17,691

In management’s opinion, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated person and generally do not involve more than the normal risk of collectability.

Loans serviced for the benefit of others under loan participation arrangements amounted to $28.4 million and $37.1 million at December 31, 2019 and 2018, respectively.

Troubled Debt Restructurings

At December 31, 2019, there were $11.1 million in loans designated as troubled debt restructurings of which $4.5 million were accruing. At December 31, 2018, there were $6.4 million in loans designated as troubled debt restructurings of which $3.3 million were accruing.

There was one one-to-four family loan, one construction and development loan, five commercial loans, and five commercial real estate loans designated as a troubled debt restructuring during the year ended December 31, 2019. All loans were designated as a troubled debt restructuring due to a payment structure change. The pre-modification and post-modification recorded investment were $7.0 million.

There was one commercial real estate loan and one construction and development loan designated as a troubled debt restructuring during the year ended December 31, 2018. All loans were designated as a troubled debt restructuring due to an interest rate change. The pre-modification and post-modification recorded investment were $1.7 million.

Four commercial real estate loans restructured in the twelve months prior to December 31, 2019 totaling $1.9 million in principal went into default during the twelve months ended December 31, 2019.

No loans previously restructured in the twelve months prior to December 31, 2018 went into default during the twelve month period ended December 31, 2018.
126

NOTE 7 - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, 2019 and 2018 consists of the following:

	At December 31,
	2019	2018
	(In thousands)

Land	$19,166	15,093
Buildings	40,380	34,213
Furniture, fixtures and equipment	32,986	29,674
Construction in process	744	638
Total premises and equipment	93,276	79,618
Less: accumulated depreciation	(22,574)	(18,752)
Premises and equipment, net	$70,702	60,866

Depreciation expense included in operating expenses for the years ended December 31, 2019, 2018, and 2017 amounted to $4.4 million, $4.2 million and $2.8 million and, respectively. There was no interest capitalized during fiscal year 2019 or 2018.

NOTE 8 – REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following presents summarized activity in real estate acquired through foreclosure for the periods ended December 31, 2019 and December 31, 2018:

	At December 31,
	2019	2018
	(In thousands)

Balance at beginning of period	$1,534	3,106
Additions	1,299	285
Acquisitions	733	—
Sales and Paydowns	(1,241)	(1,731)
Write downs	—	(126)
Balance at end of period	$2,325	1,534

A summary of the composition of real estate acquired through foreclosure follows:

	At December 31,
	2019	2018
	(In thousands)
Real estate owned:
One-to-four family	$755	204
Commercial real estate	784	—
Construction and development	786	1,330
Total real estate owned	$2,325	1,534

As of December 31, 2019, the Company had approximately $11.3 million of loans in the process of foreclosure.

NOTE 9 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The value of mortgage servicing rights (“MSRs”) is included on the Company’s Consolidated Balance Sheets. The unpaid principal balances of loans serviced for others were $3.6 billion and $4.0 billion, respectively, at December 31, 2019 and 2018.

The midpoint economic estimated fair value range of the mortgage servicing rights was $31.4 million and $40.9 million, respectively, at December 31, 2019 and 2018.

The estimated fair value of servicing rights at December 31, 2019 was determined using a net servicing fee of 0.25%, weighted average discount rates ranging from 10% to 12%, weighted average constant prepayment rates (“CPR”) ranging from 10% to 12%, depending upon the stratification of the specific servicing right, and a weighted average delinquency rate of 1.87%.

The estimated fair value of servicing rights at December 31, 2018 was determined using a net servicing fee of 0.25%, weighted average discount rates ranging from 12% to 13%, weighted average constant prepayment rates (“CPR”) ranging from 6% to 7%, depending upon the stratification of the specific servicing right, and a weighted average delinquency rate of 2.34%.

The following summarizes the activity in mortgage servicing rights, along with the aggregate activity in the related valuation allowances, for the years ended December 31, 2019 and 2018:

	At December 31,
	2019	2018
	(In thousands)
MSR beginning balance	$32,933	21,003
Amount capitalized	1,368	6,283
Purchased servicing	461	9,853
Amount amortized	(5,721)	(4,206)
MSR Impairment	(3,100)	—
MSR ending balance	$25,941	32,933

	For the Years Ended
	December 31,
	2019	2018
	(In thousands)
MSR valuation allowance beginning balance	$—	—
Increase (reduction)	3,100	—
MSR valuation allowance ending balance	$3,100	—

The Company recorded a $3.1 million temporary impairment of mortgage servicing rights during the year ended December 31, 2019.  The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of the MSR asset. There was no valuation allowance related to the fair value of mortgage servicing rights for the year ended December 31, 2018.

Estimated amortization expense is presented below for the following subsequent years ended (in thousands):

Year 1	$5,580
Year 2	4,164
Year 3	3,905
Year 4	3,554
Year 5	3,259
Thereafter	5,479
Total	$25,941

The estimated amortization expense is based on current information regarding future loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

At December 31, 2019 and 2018, servicing related impound funds of approximately $43.0 million, and $41.5 million, respectively, representing both principal and interest due investors and escrows received from borrowers, are on deposit in custodial accounts and are included in noninterest-bearing deposits in the accompanying financial statements.

At December 31, 2019 and 2018, the Company had a blanket bond coverage of $10 million and an errors and omissions coverage of $10 million.

NOTE 10 - DEPOSITS

Deposits outstanding by type of account at December 31, 2019 and 2018 are summarized as follows:

	At December 31,
	2019	2018
	(In thousands)

Noninterest-bearing demand accounts	$668,616	547,022
Interest-bearing demand accounts	651,577	566,527
Savings accounts	218,786	192,322
Money market accounts	590,916	431,246
Certificates of deposit:
Less than $250,000	1,159,978	875,749
$250,000 or more	118,488	105,327
Total certificates of deposit	1,278,466	981,076
Total deposits	$3,408,361	2,718,193

The aggregate amount of brokered certificates of deposit was $186.3 million and $174.1 million at December 31, 2019 and 2018, respectively. Brokered certificates of deposit are included in the table above under certificates of deposit less than $250,000. The aggregate amount of institutional certificates of deposit was $92.6 million and $39.4 million at December 31, 2019 and 2018, respectively.

The amounts and scheduled maturities of certificates of deposit at December 31, 2019 and 2018 are as follows:

	At December 31,
	2019	2018
	(In thousands)

Maturing within one year	$963,450	684,031
Maturing one through three years	256,335	254,180
Maturing after three years	58,681	42,865
Total certificates of deposit	$1,278,466	981,076

NOTE 11 – SHORT-TERM BORROWED FUNDS

Short-term borrowed funds at December 31, 2019 and 2018 are summarized as follows:

	At December 31,
	2019		2018
		Stated Interest		Stated Interest
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Short-term FHLB advances	$437,700	1.66% - 2.02%	405,500	1.05% - 2.78%
Total short-term borrowed funds	$437,700		405,500

Lines of credit with the FHLB of Atlanta are based upon FHLB-approved percentages of Bank assets, but must be supported by appropriate collateral to be available. The Company has pledged first lien residential mortgage, third lien residential mortgage, residential home equity line of credit, commercial mortgage and multifamily mortgage portfolios under blanket lien agreements.

At December 31, 2019, the Company had FHLB advances of $449.8 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $416.1 million.

At December 31, 2018, the Company had FHLB advances of $432.5 million outstanding with excess collateral pledged to the FHLB during those periods that would support additional borrowings of approximately $305.1 million.

Lines of credit with the FRB are based on collateral pledged. At December 31, 2019, the Company had lines available with the FRB for $188.3 million. At December 31, 2018, the Company had lines available with the FRB for $226.3 million. At December 31, 2019 and 2018, the Company had no FRB advances outstanding.

NOTE 12 – LONG-TERM DEBT

Long-term debt at December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019
		Stated Interest
	Balance	Rate
	(Dollars in thousands)

Long-term FHLB advances, due through 2028	$12,114	0.88%-2.39%
Subordinated debentures, due 2026 through 2037	42,761	3.67%-6.90%
Total long-term debt	$54,875

	December 31, 2018
		Stated Interest
	Balance	Rate
	(Dollars in thousands)
Long-term FHLB advances, due through 2020	$27,000	1.72%-2.60%
Subordinated debentures, due 2032 through 2037	32,436	4.25%-5.75%
Total long-term debt	$59,436

The following table presents the scheduled repayments of long-term debt as of December 31, 2019.

2020	—
2021	2,000
2022	6,038
2023	—
2024	—
Thereafter	46,837
Total	$54,875

As of December 31, 2019, there was $4 million of principal amounts callable by the FHLB on advances.

At December 31, 2019, statutory business trusts (“Trusts”) created by the Company or acquired had outstanding trust preferred securities with an aggregate par value of $36.0 million, with a fair value of $31.9 million. The trust preferred securities have stated floating interest rates ranging from 3.67% to 6.90% at December 31, 2019 and maturities ranging from December 31, 2032 to January 30, 2037. The principal assets of the Trusts are $37.1 million of the Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $1.1 million of common securities to the Company.

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

Income tax expense for the years ended December 31, 2019, 2018 and 2017 consists of the following:

	For the Years
	Ended December 31,
	2019	2018	2017
	(In thousands)
Current income tax expense
Federal	$14,375	12,114	3,764
State	2,020	2,185	971
	16,395	14,299	4,735
Deferred income tax expense (benefit)
Federal	1,141	(1,219)	7,792
State	412	(311)	195
Deferred tax revaluation related to the 2017 Tax Act	—	—	239
	1,553	(1,530)	8,226
Total income tax expense	$17,948	12,769	12,961

A reconciliation from expected Federal tax expense to actual income tax expense for the years ended December 31, 2019, 2018 and 2017 using the base federal tax rates of 21%, 21% and 35%, respectively follows:

	For the Years
	Ended December 31,
	2019	2018	2017
	(In thousands)
Computed federal income taxes	$16,944	13,112	14,534
State income tax, net of federal benefit	2,090	1,674	758
Tax exempt interest	(1,195)	(1,378)	(1,667)
Stock based compensation	(77)	(331)	(1,514)
Deferred tax revaluation related to the 2017 Tax Act	—	—	239
Other, net	186	(308)	611
Total income tax expense	$17,948	12,769	12,961

The FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company early adopted the new guidance in the second quarter of 2016. A tax benefit of $0.1 million, $0.3 million and $1.5 million was recorded during the years ended December 31, 2019, 2018 and 2017, respectively, as a result of share awards vesting/exercised.

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2019 and 2018:

	At December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Loan loss reserve	$8,322	8,808
Unrealized loss on available-for-sale securities	—	109
Net operating loss and credit carryforwards	1,813	2,943
Stock based compensation	1,080	808
Other	2,482	823
	13,697	13,491
Valuation allowance	(436)	(618)
Total gross deferred tax assets	13,261	12,873
Deferred tax liabilities:
Depreciation	(4,741)	(3,393)
Core deposit intangible	(3,013)	(2,932)
Goodwill	(295)	(240)
Transaction costs	—	—
Unrealized gain on securities available-for-sale	(2,763)	—
Other	14	(522)
Total gross deferred tax liabilities	(10,798)	(7,087)
Deferred tax assets, net	$2,463	5,786

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

A portion of the annual change in the net deferred income tax asset relates to unrealized gains and losses on debt securities and interest rate swaps. The deferred income tax expense (benefit) related to the unrealized gains and losses on debt securities and interest rate swaps of $2.7 million and ($1.8) million for the years ended December 31, 2019 and 2018, respectively, was recorded directly to stockholders’ equity as a component of accumulated other comprehensive income. The balance of the change in the net deferred tax asset of $0.6 million and ($1.5) million for the years ended December 31, 2019 and 2018, respectively, are reflected in the Consolidated Statement of Operations. The valuation allowances relate to state net operating loss and tax credit carry-forwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. Tax returns for 2016 and subsequent years are subject to examination by taxing authorities. The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC Topic 740.

The Company has federal net operating losses of $4.0 million and $2.5 million at December 31, 2019 and 2018, respectively. These net operating losses expire at various times beginning in the year of 2028. The Company has state net operating losses of $7.2 million and $10.4 million at December 31, 2019 and 2018, respectively. These net operating losses expire at various times beginning in the year 2028. The Company has AMT credits of $0.4 million and $1.4 million at December 31, 2019 and 2018, respectively. As a result of the Carolina Trust BancShares ownership changes in 2019, the Greer Bancshares and First South Bancorp ownership changes in 2017 and the Congaree Bancshares ownership change in 2016, Section 382 of the Internal Revenue Code places an annual limitation on the amount of federal net operating loss carry-forwards and credit carryforwards which the Company may utilize. The Company expects all Section 382 limited carry-forwards to be realized within the applicable carry-forward periods.

NOTE 14 - COMMITMENTS AND CONTINGENCIES INCLUDING LEASES

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

Operating lease expense was $2.7 million for the year ended December 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $2.5 million for the year ended December 31, 2019. We do not apply the recognition requirements of ASC 842 to short-term leases and recognize the lease payments on a straight-line basis over the lease term. The rate implicit in the lease is not readily determinable for the Company’s leases. Accordingly, the incremental borrowing rate, giving consideration to the FHLB borrowing rate, is based on the information available at commencement date and is used to determine the present value of lease payments.

Supplemental balance sheet information related to operating leases follows:

At December 31, 2019
Right of use operating lease asset (in millions)	$17.2
Right of use operating lease liability (in millions)	$17.6

Weighted average remaining lease term (years)	15.0
Weighted average discount rate	3.4%

Future minimum lease payments (in thousands), by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms in excess of one year as of December 31, 2019 are as follows:

Year 1	$2,595
Year 2	2,136
Year 3	1,977
Year 4	1,860
Year 5	1,591
After Year 5	12,881
Total undiscounted payments	23,040
Less: imputed interest	(5,447)
Present value of lease payments (ROU operating lease liability)	$17,593

Future minimum lease payments (in thousands), by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms in excess of one year as of December 31, 2018 were as follows:

Year 1	$2,537
Year 2	2,332
Year 3	1,950
Year 4	1,868
Year 5	1,738
After Year 5	14,165
Total	$24,590

The Company’s rental expense for its office facilities for the years ended December 31, 2018 and 2017 totaled $2.4 million and $1.4 million, respectively.

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

The Company has adopted a 2013 Equity Incentive Plan under which an aggregate of 1,200,000 shares of common stock have been reserved for issuance by the Company. The plan provides for the grant of stock options, restricted stock and restricted stock unit awards to our officers, employees, directors, advisors, and consultants. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of the grant. The vesting period for both option grants, restricted stock grants, and restricted stock units will vary based on the timing of the grant. Awards that expire without issuance, forfeitures, shares used as partial payment to the Company for the purchase price of the award, or an award settled in cash, including for payroll taxes, are added back to the shares available to be awarded under the Plan. As of December 31, 2019, a total of 173,637 shares were remaining in the plan available to be issued.

In connection with the merger of First South, the Company assumed the obligations of First South under the First South Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) and the First South Bancorp, Inc. 1997 Stock Option Plan (the “1997 Plan”). At December 31, 2019, the 2008 Plan had 8,862 stock options outstanding and there are no stock options outstanding for the 1997 Plan. There are no additional shares available to be awarded under the 2008 Plan or the 1997 Plan. All options under the 2008 Plan and 1997 Plan were fully vested at the time of the merger.

In connection with the merger of Carolina Trust, the Company assumed the existing outstanding options from Carolina Trust by reissuing options with the existing terms and conditions. At December 31, 2019, the date of the merger, the stock options awarded from the Company’s 2013 Equity Incentive Plan to employees of Carolina Trust totaled 34,624. All options were fully vested at the time of the merger.

The expense recognition of employee stock option, restricted stock awards, and restricted stock units resulted in net expense of approximately $3.1 million, $2.7 million and $1.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Information regarding the 2019 grants as well as other relevant disclosure related to the share-based compensation plans of the Company is presented below.

Stock Options

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock splits.

	At and for the Years Ended December 31,
	2019		2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	297,431	$11.12	312,382	$12.01
Granted	—	—	1,000	40.91
Acquired in a merger	34,624	12.93	—	—
Exercised	(71,842)	13.37	(7,596)	18.71
Forfeited or expired	—	—	(8,355)	40.79
Outstanding at end of year	260,213	$10.75	297,431	$11.12

Options exercisable at end of year	249,550	$9.96	263,114	$9.48

The aggregate intrinsic value of 260,213 and 297,431 stock options outstanding at December 31, 2019 and 2018 was $8.5 million and $5.5 million, respectively. The aggregate intrinsic value of 249,550 and 263,114 stock options exercisable at December 31, 2019 and 2018 was $8.3 million and $5.3 million, respectively. Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.

Information pertaining to options outstanding at December 31, 2019 and 2018, is as follows:

	At December 31, 2019
	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$4.17	111,778	3.3	$4.17	111,778	$4.17
$7.10	4,397	2.2	7.10	4,397	7.10
$8.54	6,576	4.3	8.54	6,576	8.54
$9.27 - $9.97	2,569	2.1	9.68	2,569	9.68
$10.20 - $10.66	4,794	1.5	10.50	4,794	10.50
$11.03 - $11.58	54,762	4.9	11.48	54,763	11.48
$12.88	2,279	3.4	12.88	2,279	12.88
$15.82 - $16.83	47,908	5.7	16.53	45,908	16.51
$17.17 - $18.13	4,450	4.8	17.54	4,450	17.54
$21.24	1,013	0.2	21.54	1,013	21.54
$30.90	18,687	7.1	30.90	11,023	30.90
$40.91	1,000	8.2	40.91	—	—

	260,213	4.3	$10.75	249,550	$9.96

	At December 31, 2018
	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$4.17	124,930	4.3	$4.17	124,930	$4.17
$8.14	10,127	3.2	8.14	10,127	8.14
$8.54	6,576	5.3	8.54	6,576	8.54
$9.97 - $10.66	7,596	2.2	10.52	7,596	10.52
$11.58 - $12.88	58,796	6.0	11.66	58,796	11.66
$15.82 - $16.83	54,781	7.0	16.56	36,791	16.54
$20.97 - $21.54	10,635	0.6	21.21	10,635	21.21
$30.90	22,990	8.1	30.90	7,663	30.90
$34.10 - $38.03	—	—	—	—	—
$40.91	1,000	2.2	40.91	—	—
$42.28 - $42.56	—	—	—	—	—
	297,431	5.2	$11.12	263,114	$9.48

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the option vesting period. The following weighted-average assumptions were used in valuing options issued during 2018. No options were issued during 2019.

2018
Dividend yield	0.5%
Expected life	6 years
Expected volatility	44%
Risk-free interest rate	2.76%

As of December 31, 2019, there was $19,000 of total unrecognized compensation cost related to non-vested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 0.6 years as of December 31, 2019.

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

Nonvested restricted stock for the years ended December 31, 2019 and 2018 is summarized in the following table.

	At and for the Years Ended December 31,
	2019		2018
		Weighted		Weighted
		Average		Average
		Grant- Date		Grant- Date
Restricted stock grants	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	117,966	$13.14	134,302	$8.87
Granted	56,037	33.47	47,039	39.32
Vested	(42,001)	30.14	(52,925)	20.85
Forfeited	(19,453)	30.36	(10,450)	37.09
Nonvested at December 31	112,549	$13.94	117,966	$13.14

The vesting schedule of these shares as of December 31, 2019 is as follows:

Shares
2020	57,925
2021	28,747
2022	18,525
2023	7,352
2024	—
Thereafter	—
Total	112,549

As of December 31, 2019, there was $3.9 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.8 years as of December 31, 2019.

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

Nonvested RSUs for the years ended December 31, 2019 and 2018 is summarized in the following table.

	At and For the Years Ended
	December 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
		Grant- Date		Grant- Date
Restricted stock units	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	21,512	$38.77	17,273	$30.90
Granted	23,045	33.87	22,112	38.77
Granted-achievement of 150% target	10,256	38.23	—	—
Vested	(20,512)	38.77	(17,273)	30.90
Vested-achievement of 150% target	(10,256)	38.23	—	—
Forfeited	(1,000)	38.77	(600)	38.77
Nonvested at December 31	23,045	$33.87	21,512	$38.77

As of December 31, 2019, there was $0.4 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.0 years as of December 31, 2019.

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets and liabilities for the instrument or security to be valued. Level 1 assets include marketable equity securities as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by U.S. Government sponsored enterprises, and mortgage loans held-for-sale are generally included in this category. Certain private equity investments that invest in publicly traded companies are also considered Level 2 assets.

Level 3	Unobservable inputs that are supported by little, if any, market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily includes collateral-dependent impaired loans, other real estate, certain equity investments, and certain private equity investments.

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2019 and December 31, 2018:

	Quoted market	Significant other	Significant other
	price in active	observable inputs	unobservable inputs
	markets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2019
Available-for-sale investment securities:
Municipal securities	$—	218,968	—
US government agencies	—	23,923	—
Collateralized loan obligations	—	299,982	—
Corporate securities	—	6,988	—
Mortgage-backed securities:
Agency	—	166,714	—
Non-agency	—	151,942	—
Trust preferred securities	—	10,718	—
Loans held for sale	—	31,282	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps	138	—	—
Mortgage loan interest rate lock commitments	—	1,073	—
Mortgage loan forward sales commitments	—	580	—
Derivative liabilities:
Cash flow hedges
Interest rate swaps	620	—	—
Non-hedging derivatives:
Interest rate swaps	2,767	—	—
Mortgage-backed securities forward sales commitments	—	40	—

December 31, 2018
Available-for-sale investment securities:
Municipal securities	$—	213,714	—
US government agencies	—	25,277	—
Collateralized loan obligations	—	230,699	—
Corporate securities	—	6,960	—
Mortgage-backed securities:
Agency	—	197,520	—
Non-agency	—	157,531	—
Trust preferred securities	—	11,100	—
Loans held for sale	—	16,972	—
Derivative assets:
Cash flow hedges:
Interest rate swaps	1,232	—	—
Non-hedging derivatives:
Interest rate swaps	1,198	—	—
Mortgage loan interest rate lock commitments	—	1,199	—
Mortgage loan forward sales commitments	—	403	—
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps	937	—	—
Mortgage-backed securities forward sales commitments	—	295	—

Securities Available-for-Sale

Fair values for investment securities available-for-sale are measured on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. At December 31, 2019 and 2018, the Company’s investment securities available-for-sale are recurring Level 2. During the year ended December 31, 2018, transfers from Level 3 to Level 2 included $11.5 million of trust preferred securities driven by an increase in the observability of certain valuation inputs. All transfers are assumed to occur at the end of the quarterly reporting period in which they occur.

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

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2019 and December 31, 2018:

	Quoted market price	Significant other	Significant other
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2019
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	5,449
Home equity	—	—	98
Commercial real estate	—	—	20,172
Construction and development	—	—	3,101
Consumer loans	—	—	12
Commercial business loans	—	—	5,210
Real estate owned:
One-to-four family	—	—	755
Commercial real estate	—	—	784
Construction and development	—	—	786
Mortgage servicing rights	—	—	31,410

December 31, 2018
Impaired loans:
Loans secured by real estate:
One-to-four family	$—	—	4,511
Home equity	—	—	249
Commercial real estate	—	—	4,960
Construction and development	—	—	1,351
Consumer loans	—	—	31
Commercial business loans	—	—	2,829
Real estate owned:
One-to-four family	—	—	204
Construction and development	—	—	1,330
Mortgage servicing rights	—	—	40,880

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

At December 31, 2019 and December 31, 2018
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
averaging 10% - 12% in 2019
Weighted average prepayment rates
averaging 6% - 7% in 2018
Net servicing fee of 0.25% in each
period presented
Weighted average delinquency rates
averaging 1.87% in 2019
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

The Company recorded a $3.1 million temporary impairment of mortgage servicing rights in the year ended December 31, 2019. Impairment was recorded in the 2017, 2018 and 2019 tranches. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of the MSR asset.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2019 and December 31, 2018 are as follows:

	At December 31, 2019
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$41,411	41,411	41,411	—	—
Interest-bearing cash	91,792	91,792	91,792	—	—
Securities available-for-sale	879,235	879,235	—	879,235	—
Federal Home Loan Bank stock, at cost	23,280	23,280	—	—	23,280
Other investments	3,521	3,521	—	—	3,521
Derivative assets	1,791	1,791	138	1,653	—
Loans held for sale	31,282	31,282	—	31,282	—
Loans receivable, net	3,211,416	3,214,179	—	—	3,214,179
Accrued interest receivable	14,951	14,951	—	14,951	—
Real estate acquired through foreclosure	2,325	2,325	—	—	2,325
Mortgage servicing rights	25,941	31,410	—	—	31,410

Financial liabilities:
Deposits	3,408,361	3,413,608	—	3,413,608	—
Short-term borrowed funds	437,700	437,669	—	437,669	—
Long-term debt	54,875	54,215	—	54,215	—
Derivative liabilities	3,427	3,427	3,387	40	—
Drafts outstanding	8,193	8,193	—	8,193	—
Advances from borrowers for insurance and taxes	3,288	3,288	—	3,288	—
Accrued interest payable	2,450	2,450	—	2,450	—
Dividends payable to stockholders	2,227	2,227	—	2,227	—

	At December 31, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$28,857	28,857	28,857	—	—
Interest-bearing cash	33,276	33,276	33,276	—	—
Securities available-for-sale	842,801	842,801	—	842,801	—
Federal Home Loan Bank stock, at cost	21,696	21,696	—	—	21,696
Other investments	3,450	3,450	—	—	3,450
Derivative assets	4,032	4,032	2,430	1,602	—
Loans held for sale	16,972	16,972	—	16,972	—
Loans receivable, net	2,509,873	2,506,384	—	—	2,506,384
Accrued interest receivable	13,494	13,494	—	13,494	—
Real estate acquired through foreclosure	1,534	1,534	—	—	1,534
Mortgage servicing rights	32,933	40,880	—	—	40,880

Financial liabilities:
Deposits	2,718,193	2,721,885	—	2,721,885	—
Short-term borrowed funds	405,500	405,532	—	405,532	—
Long-term debt	59,436	61,853	—	61,853	—
Derivative liabilities	1,232	1,232	937	295	—
Drafts outstanding	8,129	8,129	—	8,129	—
Advances from borrowers for insurance and taxes	4,100	4,100	—	4,100	—
Accrued interest payable	1,591	1,591	—	1,591	—
Dividends payable to stockholders	1,576	1,576	—	1,576	—

	At December 31, 2019		At December 31, 2018
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$659,126	—	379,170	—
Standby letters of credit	23,761	—	13,797	—

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

Loans receivable

During the first quarter of 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which were applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. The technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used prior to adopting the amendments included in the standard, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio. For variable rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2019 and 2018, the Company had commitments to extend credit in the amount of $659.1 million and $379.2 million, respectively. At December 31, 2019 and 2018, the Company had standby letters of credit in the amount of $23.8 million and $13.8 million, respectively.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower and the letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2019, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential of undiscounted future payments related to standby letters of credit at December 31, 2019 was approximately $23.8 million.

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

NOTE 18 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan that covers substantially all employees of CresCom Bank, Carolina Services (“CFC Participants”) and Crescent Mortgage (“CMC Participants”). Participants may contribute up to the maximum allowed by the regulation. During fiscal 2019 and 2018, the Company matched 75% of an employee’s contribution up to 6.0% of the participant’s compensation of the CFC Participants and the CMC Participants. For the years ended December 31, 2019, 2018 and 2017, the Company made matching contributions of $1.0 million, $1.0 million and $0.8 million, respectively.

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

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31, 2019, 2018 and 2017:

	December 31,
	2019		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	22,168,082	22,168,082	21,756,595	21,756,595	16,317,501	16,317,501
Effect of dilutive securities	—	217,045	—	216,262	—	232,856
Weighted average shares outstanding	22,168,082	22,385,127	21,756,595	21,972,857	16,317,501	16,550,357

The average market price used in calculating the dilutive securities under the treasury stock method for the years ended December 31, 2019, 2018 and 2017 was $36.16, $38.95 and $32.85 respectively.

For the years ended December 31, 2019, 2018 and 2017, the Company excluded 1,000, 1,000 and 37,802 option shares, respectively, from the calculation of diluted earnings per share during the period because the exercise prices were greater than the average market price of the common shares, and therefore were deemed not to be dilutive.

The following is a summary of the reconciliation of shares issued and outstanding and unvested restricted stock awards as of December 31, 2019, 2018 and 2017 used for computing book value and tangible book value per share:

	As of December 31,
	2019	2018	2017

Issued and outstanding shares	24,777,608	22,387,009	21,022,202
Less nonvested restricted stock awards	(112,549)	(117,966)	(134,302)
Period end dilutive shares	24,665,059	22,269,043	20,887,900

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

The new capital guidelines also provide that all covered banking organizations must maintain a new capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in of the capital conservation buffer requirement began on January 1, 2016 and became full phased in as of January 1, 2019.

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

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Company and the Bank at December 31, 2019 and 2018 are as follows:

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2019
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$534,742	15.10%	247,915	7.000%	247,915	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	566,240	15.99%	301,040	8.500%	301,040	8.500%	N/A	N/A
Total capital (to risk weighted assets)	592,908	16.74%	371,873	10.500%	371,873	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	566,240	15.03%	150,695	4.000%	150,695	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	580,752	16.41%	247,744	7.000%	247,744	7.000%	230,048	6.50%
Tier 1 capital (to risk weighted assets)	580,752	16.41%	300,832	8.500%	300,832	8.500%	283,136	8.00%
Total capital (to risk weighted assets)	597,273	16.88%	371,616	10.500%	371,616	10.500%	353,920	10.00%
Tier 1 capital (to total average assets)	580,752	15.42%	150,663	4.000%	150,663	4.000%	188,329	5.00%

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required - Basel III		Required - Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)

December 31, 2018
Carolina Financial Corporation
CET1 capital (to risk weighted assets)	$431,568	15.19%	181,094	6.375%	198,848	7.000%	N/A	N/A
Tier 1 capital (to risk weighted assets)	462,888	16.29%	223,704	7.875%	241,459	8.500%	N/A	N/A
Total capital (to risk weighted assets)	477,351	16.80%	280,518	9.875%	298,273	10.500%	N/A	N/A
Tier 1 capital (to total average assets)	462,888	13.01%	142,270	4.000%	142,270	4.000%	N/A	N/A

CresCom Bank
CET1 capital (to risk weighted assets)	454,181	16.00%	180,948	6.375%	198,688	7.000%	184,496	6.50%
Tier 1 capital (to risk weighted assets)	454,181	16.00%	223,524	7.875%	241,264	8.500%	227,072	8.00%
Total capital (to risk weighted assets)	468,644	16.51%	280,292	9.875%	298,032	10.500%	283,840	10.00%
Tier 1 capital (to total average assets)	454,181	12.76%	142,392	4.000%	142,392	4.000%	177,990	5.00%

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

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2019, 2018, and 2017:

	Community	Mortgage
For the Year Ended December 31, 2019	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$175,726	1,695	59	(364)	177,116
Interest expense	35,736	483	2,138	(491)	37,866
Net interest income (expense)	139,990	1,212	(2,079)	127	139,250
Provision for (recovery of) loan losses	2,709	(129)	—	—	2,580
Noninterest income from external customers	21,384	25,652	74	—	47,110
Intersegment noninterest income	966	17	—	(983)	—
Noninterest expense	77,921	24,004	1,167	—	103,092
Intersegment noninterest expense	—	960	6	(966)	—
Income (loss) before income taxes	81,710	2,046	(3,178)	110	80,688
Income tax expense (benefit)	18,328	474	(879)	25	17,948
Net income (loss)	$63,382	1,572	(2,299)	85	62,740

Assets	$4,707,151	75,719	790,017	(864,014)	4,708,873
Loans receivable, net	3,202,616	14,266	—	(5,466)	3,211,416
Loans held for sale	996	30,286	—	—	31,282
Deposits	3,418,646	—	—	(10,285)	3,408,361
Borrowed funds	449,814	5,100	42,761	(5,100)	492,575

	Community	Mortgage
For the Year Ended December 31, 2018	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$159,483	1,841	56	(322)	161,058
Interest expense	25,227	414	2,025	(418)	27,248
Net interest income (expense)	134,256	1,427	(1,969)	96	133,810
Provision for loan losses	2,034	25	—	—	2,059
Noninterest income from external customers	18,680	21,106	110	—	39,896
Intersegment noninterest income	966	99	—	(1,065)	—
Noninterest expense	89,459	18,631	1,117	1	109,208
Intersegment noninterest expense	—	960	6	(966)	—
Income (loss) before income taxes	62,409	3,016	(2,982)	(4)	62,439
Income tax expense (benefit)	12,785	701	(716)	(1)	12,769
Net income (loss)	$49,624	2,315	(2,266)	(3)	49,670

Assets	$3,786,360	84,335	610,167	(690,114)	3,790,748
Loans receivable, net	2,494,421	30,879	—	(15,427)	2,509,873
Loans held for sale	1,450	15,522	—	—	16,972
Deposits	2,724,920	—	—	(6,727)	2,718,193
Borrowed funds	432,500	14,951	32,436	(14,951)	464,936

	Community	Mortgage
For the Year Ended December 31, 2017	Banking	Banking	Other	Eliminations	Total
	(In thousands)
Interest income	$93,319	1,743	31	(6)	95,087
Interest expense	12,100	172	1,152	(171)	13,253
Net interest income (expense)	81,219	1,571	(1,121)	165	81,834
Provision for loan losses	779	—	—	—	779
Noninterest income from external customers	14,262	19,654	—	—	33,916
Intersegment noninterest income	966	67	—	(1,033)	—
Noninterest expense	55,900	16,614	931	—	73,445
Intersegment noninterest expense	—	966	1	(967)	—
Income (loss) before income taxes	39,768	3,712	(2,053)	99	41,526
Income tax expense (benefit)	12,929	1,262	(1,267)	37	12,961
Net income (loss)	$26,839	2,450	(786)	62	28,565

Assets	$3,516,551	81,681	503,144	(582,359)	3,519,017
Loans receivable, net	2,295,316	28,206	—	(15,472)	2,308,050
Loans held for sale	5,999	29,293	—	—	35,292
Deposits	2,611,106	—	—	(6,177)	2,604,929
Borrowed funds	380,500	15,000	32,259	(15,000)	412,759

NOTE 22 – SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)

	2019 Quarter Ended (unaudited)
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Interest income	$44,386	45,814	44,135	42,781
Interest expense	9,073	9,631	9,852	9,310
Net interest income	35,313	36,183	34,283	33,471
Provision for loan losses	580	620	680	700
Noninterest income	13,291	12,716	11,231	9,871
Noninterest expense	26,559	26,907	25,478	24,147
Income before income taxes	21,465	21,372	19,356	18,495
Income tax expense	4,972	4,744	4,282	3,950
Net income	$16,493	16,628	15,074	14,545

Earnings per common share:
Basic	$0.74	$0.75	$0.68	$0.66
Diluted	$0.74	$0.74	$0.67	$0.65

	2018 Quarter Ended (unaudited)
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Interest income	$42,919	40,985	39,477	37,676
Interest expense	8,027	7,102	6,572	5,545
Net interest income	34,892	33,883	32,905	32,131
Provision for loan losses	750	750	559	—
Noninterest income	8,520	10,300	11,027	10,048
Noninterest expense	23,237	24,002	24,371	37,598
Income before income taxes	19,425	19,431	19,002	4,581
Income tax expense	3,981	4,227	4,036	525
Net income	$15,444	15,204	14,966	4,056

Earnings per common share:
Basic	$0.69	$0.67	$0.70	$0.19
Diluted	$0.68	$0.66	$0.70	$0.19

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements for the parent company are presented below:

Carolina Financial Corporation
Condensed Statements of Operations

	For the Years
	Ended December 31,
	2019	2018	2017
	(In thousands)
Interest income	$60	56	31
Total income	60	56	31
Interest expense	2,138	2,025	1,152
General and administrative expenses	1,100	1,013	932
Total expenses	3,238	3,038	2,084
(Loss) before income taxes and equity in undistributed earnings of subsidiaries	(3,178)	(2,982)	(2,053)
Income tax expense (benefit)	(879)	(716)	(1,267)
(Loss) before equity in undistributed earnings of subsidiaries	(2,299)	(2,266)	(786)
Equity in undistributed earnings of CresCom Bank	65,039	51,936	29,351
Total equity in undistributed earnings of subsidiaries	65,039	51,936	29,351
Net income	$62,740	49,670	28,565

Carolina Financial Corporation

Condensed Balance Sheets

	At December 31,
	2019	2018
	(In thousands)
Assets:
Cash and cash equivalents	$8,499	5,371
Investment in bank subsidiary	790,566	597,899
Investment in unconsolidated statutory business trusts	1,116	1,116
Securities available-for-sale	1	1
Other assets	922	7,047
Total assets	$801,104	611,434

Liabilities and stockholders' equity:
Accrued expenses and other liabilities	$14,903	3,713
Long-term debt	42,761	32,436
Stockholders' equity	743,440	575,285
Total liabilities and stockholders' equity	$801,104	611,434

Carolina Financial Corporation
Condensed Statements of Cash Flows

	For the Years
	Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$62,740	49,670	28,565
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings in subsidiaries	(65,039)	(51,936)	(29,351)
Stock-based compensation	3,143	2,700	1,658
Vested stock awards surrendered in cashless exercise	(1,496)	(774)	(1,789)
Decrease (increase) in other assets	6,452	(5,423)	1,053
Increase (decrease) in other liabilities	4	1,581	(3,456)
Net cash provided by (used in) operating activities	5,804	(4,182)	(3,320)
Cash flows from investing activities:
Equity contribution in bank subsidiaries	—	(60,000)	(35,000)
Sales and maturities of available for sale securities	—	500	—
Sale or repayment of investments to subsidiaries	9,000	12,000	—
Net cash (paid) received from acquisitions	2,375	—	(6,016)
Net cash provided by (used in) investing activities	11,375	(47,500)	(41,016)
Cash flows from financing activities:
Issuance of common stock, net of offering expenses	124	63,022	47,671
Stock options exercised	961	56	10
Stock repurchase plan, net of commission	(7,115)	(5,381)	—
Excess tax benefit in connection with equity awards	—	—	439
Cash dividends paid on common stock	(8,021)	(5,563)	(2,371)
Net cash (used in) provided by financing activities	(14,051)	52,134	45,749
Net increase in cash and cash equivalents	3,128	452	1,413
Cash and cash equivalents, beginning of period	5,371	4,919	3,506
Cash and cash equivalents, end of period	$8,499	5,371	4,919

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Elliott Davis, LLC, the independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2019, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2019, as stated in their report, which is included in Item 8 hereof.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item of Part III will be be incorporated by reference from either the registrant’s definitive proxy statement which involves the election of directors if such proxy statement is filed not later than 120 days after the end of the fiscal year covered by this report or as an amendment to this report filed not later than the end of such 120-day period.

Item 11. Executive Compensation.

The information required by Part III will be be incorporated by reference from either the registrant’s definitive proxy statement which involves the election of directors if such proxy statement is filed not later than 120 days after the end of the fiscal year covered by this report or as an amendment to this report filed not later than the end of such 120-day period.

The disclosure under the heading “The Merger -- Interests of Certain Carolina Financial Directors and Executive Officers in the Merger” in the prospectus and joint proxy statement filed by United Bankshares, Inc. and us on February 13, 2020, also is incorporated by herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Number of securities
	Number of securities	Weighted-average	remaining available
	to be issued upon	exercise price	for future issuance
	exercise of	of outstanding	under equity
	outstanding options,	options, warrants	compensation
	warrants and rights	and rights	plans
Equity compensation plans approved by security holders	260,213	10.75	173,637
Equity compensation plans not approved by security holders	—	—	—
	260,213	10.75	173,637

The equity compensation plans included in the table above are the Carolina Financial Corporation 2013 Equity Incentive Plan and the First South Bancorp Inc. 2008 Equity Incentive Plan.

The other information required by this Item of Part III will be be incorporated by reference from either the registrant’s definitive proxy statement which involves the election of directors if such proxy statement is filed not later than 120 days after the end of the fiscal year covered by this report or as an amendment to this report filed not later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item of Part III will be be incorporated by reference from either the registrant’s definitive proxy statement which involves the election of directors if such proxy statement is filed not later than 120 days after the end of the fiscal year covered by this report or as an amendment to this report filed not later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services.

The information required by this Item of Part III will be be incorporated by reference from either the registrant’s definitive proxy statement which involves the election of directors if such proxy statement is filed not later than 120 days after the end of the fiscal year covered by this report or as an amendment to this report filed not later than the end of such 120-day period.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)	Exhibits

See the “Exhibit Index” immediately following the signature page of this report.

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Merger by and between Carolina Financial Corporation and Greer Bancshares Incorporated, dated November 7, 2016 (1)
2.2	Agreement and Plan of Merger by and between Carolina Financial Corporation, CBAC, Inc., and Congaree Bancshares, Inc., dated January 5, 2016 (12)
2.3	Agreement and Plan of Merger and Reorganization by and between Carolina Financial Corporation and First South Bancorp, Inc., dated June 9, 2017 (13)
2.4	Agreement and Plan of Merger by and between United Bankshares, Inc. and Carolina Financial Corporation, dated as of November 17, 2019(15)
3.1	Restated Certificate of Incorporation filed on August 31, 2015 (2)
3.2	Amendment to the Restated Certificate of Incorporation (3)
3.3	Amendment to Restated Certificate of Incorporation (14)
3.4	Amended and Restated Bylaws (4)
4.1	Description of the Company’s Common Stock
4.2	Form of certificate of common stock (6)
10.1	Amended and Restated Employment Agreement by and between Crescent Bank and M.J. Huggins, III dated as of December 24, 2008 (6)(7)
10.2	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and M.J. Huggins, III dated September 21, 2012 (6)(7)
10.3	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and M.J. Huggins, III dated as of December 24, 2008 (6)(7)
10.4	Amended and Restated Employment Agreement by and between Crescent Bank and David Morrow dated as of December 24, 2008 (6)(7)
10.5	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and David Morrow dated as of September 19, 2012 (6)(7)
10.6	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and David Morrow dated as of December 24, 2008 (6)(7)
10.7	Employment Agreement by and between Carolina Financial Corporation and Jerold L. Rexroad dated as of May 1, 2008 (6)(7)
10.8	First Amendment to the Employment Agreement between Carolina Financial Corporation and Jerold L. Rexroad dated as of September 19, 2012 (6)(7)
10.9	Carolina Financial Corporation 2002 Stock Option Plan (6)(7)
10.10	Carolina Financial Corporation 2006 Recognition and Retention Plan (6)(7)
10.11	Carolina Financial Corporation 2013 Equity Incentive Plan (6)(7)
10.12	Form of Carolina Financial Corporation Elite LifeComp Agreement (6)(7)
10.13	Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated January 1, 2004 (6)
10.14	First Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 19, 2004 (6)
10.15	Second Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 1, 2006 (6)
10.16	Third Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of January 1, 2011 (6)
10.17	Employment Agreement, dated January 21, 2015, by and between Crescent Mortgage Company and Fowler Williams (7)(8)
10.18	Amendment No. 1 to the Carolina Financial Corporation 2013 Equity Incentive Plan (7)(9)
10.19	First South Bancorp, Inc. 2008 Equity Incentive Plan, as assumed by the Company (7)(10)
10.20	First South Bancorp, Inc. 1997 Stock Option Plan, as amended, as assumed by the Company (7)(11)

21	Subsidiaries of Carolina Financial Corporation
23	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certifications

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on December 23, 2016.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on August 31, 2015.
(3)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016.
(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2016.
(5)	Incorporated by reference from the Company’s Registration Statement on Form S-4 filed on February 9, 2016.
(6)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed on February 26, 2014.
(7)	Indicates management contracts or compensatory plans or arrangements.
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016 filed on May 9, 2016.
(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 22, 2015.
(10)	Incorporated by reference to First South Bancorp, Inc.’s Registration Statement on Form S-8, filed on June 2, 2008 (Registration No. 333-151337).
(11)	Incorporated by reference to First South Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 1999, filed on December 27, 1999 (File No. 0-22219).
(12)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 11, 2016.
(13)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2017.
(14)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2018.
(15)	Incorporated be reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2019.
164

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA FINANCIAL CORPORATION

Date: March 2, 2020	By:	/s/ Jerold L. Rexroad
Jerold L. Rexroad
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerold L. Rexroad	Chief Executive Officer and Director	March 2, 2020
Jerold L. Rexroad	(Principal Executive Officer)

/s/ William A. Gehman, III	Chief Financial Officer	March 2, 2020
William A. Gehman, III	(Principal Financial Officer
and Principal Accounting Officer)

/s/ Claudius E. Watts IV	Chairman of the Board of Directors	March 2, 2020
Claudius E. Watts IV

/s/ W. Scott Brandon	Director	March 2, 2020
W. Scott Brandon

/s/ Robert G. Clawson, Jr.	Director	March 2, 2020
Robert G. Clawson, Jr.

/s/ Lindsay A. Crisp	Director	March 2, 2020
Lindsay A. Crisp

/s/ Jeffery L. Deal	Director	March 2, 2020
Jeffery L. Deal, M.D.

/s/ Gary M. Griffin	Director	March 2, 2020
Gary M. Griffin

/s/ Frederick N. Holscher	Director	March 2, 2020
Frederick N. Holscher

/s/ Daniel H Isaac, Jr.	Director	March 2, 2020
Daniel H Isaac, Jr.

/s/ Beverly Ladley	Director	March 2, 2020
Beverly Ladley

/s/ Robert M. Moïse	Director	March 2, 2020
Robert M. Moïse, CPA

/s/ David L. Morrow	Director	March 2, 2020
David L. Morrow

/s/ Thompson E. Penney	Director	March 2, 2020
Thompson E. Penney

/s/ Johnathan L. Rhyne, Jr.	Director	March 2, 2020
Johnathan L. Rhyne, Jr.
165