Form 10-K/A
period 2019-12-31
CAROLINA FINANCIAL CORP
filed 2020-04-24
CIK 870385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2020
Common Stock, $.01 par value per share	24,847,938 shares

DOCUMENTS INCORPORATED BY REFERENCE

Some of the information required by Part I and Part III is incorporated by reference from the prospectus and joint proxy statement filed by United Bankshares, Inc. and the registrant on February 13, 2020 pursuant to Rule 424(b) under the Securities Act of 1933 and Rule 14a-6 under the Securities Exchange Act of 1934.

EXPLANATORY NOTE

Unless this Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) indicates otherwise, or the context otherwise requires, the terms “we,” “our,” “us,” and “the Company,” as used herein refer to Carolina Financial Corporation and its subsidiaries, including CresCom Bank.

This Amendment amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020 (the “Original Filing”). This Amendment is being filed solely to include the information required by Part III (Items 10 through 14) of Form 10-K. The information required by Part III was previously omitted from the Original Filing in reliance on General Instruction G, which provides that registrants may incorporate by reference certain information from a definitive proxy statement that is filed with the SEC no later than 120 days after the end of the fiscal year covered by the Form 10-K, otherwise the Items comprising Part III information must be filed as an amendment to the Form 10-K not later than the end of the 120-day period. We are filing this Amendment to include the Part III information in our Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes to Part IV, Item 15 being the addition of new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

3

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical Information for Each Director

Set forth below is information about each of the Company’s directors and executive officers, including their age, the period they have served as a director or executive officer, their business experience for at least the past five years, the names of other companies where they currently serve as a director or served as a director during the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the board’s conclusion that such person should serve as a director for the Company.

W. Scott Brandon, 56, has served as a member of the Company’s Board of Directors since 2001. Mr. Brandon is owner and Chief Executive Officer of The Brandon Agency. He is also owner of Intellistrand, a company that buys, sells and monetizes intuitive domain names on the internet as well as Fuel Travel, a firm that specializes in digital marketing and software for hotels. He holds a Bachelor of Science degree in Economics from Davidson College and a Juris Doctor degree from the University Of South Carolina School Of Law. Mr. Brandon is a 2012 recipient of The American Advertising Federation’s Silver Medal Award for his outstanding contributions to advertising and creative excellence and in the same year was awarded the Myrtle Beach Chamber of Commerce Citizen of the Year award. Mr. Brandon currently serves on the Board of Directors for Waterside Brands (a private company and owner of the Fish Hippie apparel brand), Guntersville Breathables Inc. (a private company and owner of the Frogg Toggs outerwear brand), Springs Creative Products Group, LLC (an independently owned and operated textile and creative service business), the Charleston Metro Chamber of Commerce and the Myrtle Beach Area Recovery Council and is a member of the Board of Trustees for Brookgreen Gardens. He is a past member of the Horry-Georgetown Technical College Board of Visitors, past board member of The E. Craig Wall School of Business Administration Board of Visitors, past board member of the American Heart Association (Coastal Chapter), past board member of the Better Business Bureau, past board member of the Salvation Army Horry County as well as the Myrtle Beach Haven. He is a current member of World Presidents Organization, YPO Gold and Chief Executives Organization. Mr. Brandon has substantial leadership and financial experience as founder of several successful businesses and is extensively involved in the local community, both of which enhance his ability to serve on the Company’s Board of Directors.

Robert G. Clawson, Jr., 77, has served as a member of the Company’s Board of Directors since 1996. Mr. Clawson is a founding member of the law firm of Clawson and Staubes, LLC, and is a member of the South Carolina State Bar, the American Bar Association, the Metropolitan Exchange Club, and The Hibernian Society. Mr. Clawson is admitted to practice law before the South Carolina Supreme Court, the U.S. District Court for the District of South Carolina, the U.S. Court of Appeals for the Fourth Circuit, the U.S. Court of Federal Claims, the U.S. Tax Court, and the U.S. Court of International Trade. Mr. Clawson previously served as President of the South Carolina Municipal Attorneys Association and the College of Charleston Cougar Club. He is a graduate of the University of North Carolina and the University Of South Carolina School Of Law. Mr. Clawson’s qualification as a member of the Board of Directors is primarily attributed to his experience in founding a successful law practice and his extensive legal experience.

Lindsey A. Crisp, 48, served as a member of the First South Bancorp, Inc. (“First South”) board from 2015 to 2017. He also served as the Chairman of the Audit Committee, the Asset/Liquidity Management Committee and the Director’s Loan Committee of the First South board from 2015 to 2017. He joined the Company’s board following its acquisition of First South in November 2017. Since 2005, Mr. Crisp has serviced as President, Chief Executive Officer and as a Director of Carver Machine Works, Inc., a private company located in Washington, North Carolina. He was previously employed with Dixon Hughes, LLP, Certified Public Accountants from 2001 to 2005 as a Manager and a Senior Manager. Mr. Crisp is a graduate of East Carolina University, with a Bachelor of Science degree in Accounting, and is a Certified Public Accountant. He is also a Chartered Global Management Accountant. He is a member of the American Institute of Certified Public Accountants and the North Carolina Association of Certified Public Accountants. Mr. Crisp serves on the Beaufort County Directors’ Council for Vidant Health and was Chairman from 2014 through 2017. He has previously served as an Advisory Board Member of Wells Fargo Bank in Washington, North Carolina, and a Board Member of the Beaufort County Committee of 100. He is a former Commissioner of the Greenville Housing Authority in Greenville, North Carolina; a former Treasurer of the North Carolina Aerospace Alliance; a former Board Member of the East Carolina University Engineering Advisory Board, and was previously a Certified Valuation Analyst. Mr. Crisp’s finance and accounting expertise and business skills qualifies him to serve on the Company’s Board of Directors.

Jeffery L. Deal, M.D. 65, has served as a member of the Company’s Board of Directors since 1996. Dr. Deal is an anthropologist and physician and served as Director of Health Studies for Water Missions International, a non-profit non-governmental organization that provides water and sanitation for developing areas. Dr. Deal is a founding partner of Charleston ENT, and previously served as President of the Medical Staff of Bon Secours-St. Francis Hospital, Medical Director of a startup medical facility in South Sudan, and several other related positions. Dr. Deal is the inventor of the Tru-D room decontamination system, a Fellow in the American College of Surgeons, a Fellow in the American Academy of Otolaryngology - Head and Neck Surgery, and a Fellow in the Royal Society of Tropical Medicine. Dr. Deal is a graduate of the Medical University of South Carolina and completed his residency at the National Naval Medical Center in Bethesda, Maryland. He brings to the Board of Directors insights relative to the challenges and opportunities facing small businesses and healthcare professionals within our market areas.

Gary M. Griffin, 65, a native of Greer, South Carolina, served as a director of Greer Bancshares Incorporated and Greer State Bank (collectively, “Greer”) from 1992 until March 2017 when they were acquired by the Company. He was appointed to the Company’s Board of Directors immediately following the Greer acquisitions. During his tenure as a Greer director, Mr. Griffin served two terms as Chairman of the Board of Directors. He is a graduate of Furman University and has served as Vice-President and part owner of Mutual Home Stores, a group of retail home furnishings stores in the upstate region of South Carolina, where he has over 40 years of work experience in all aspects of the business. Mr. Griffin is a past president of the Greer Lions Club. He has served as a board member and treasurer of Greer Community Ministries, which provides a Meals on Wheels program in the region. He also served as a board member of The Greer Relief and Resources Agency. Mr. Griffin’s qualification to serve on the Company’s Board of Directors is primarily attributed to his previous experience serving as a director of Greer, as well as his successful business experience in the upstate region of South Carolina.

Frederick N. Holscher, 72, served as a member of First South board of directors from 1985 to 2017. He joined the Company’s board following its acquisition of First South in November 2017. At the time of the acquisition, Mr. Holscher was serving as Chairman of the First South board. Mr. Holscher is a graduate of the University of North Carolina at Chapel Hill, with a degree in Political Science. He is also a graduate of the UNC School of Law and is currently an attorney and president of the law firm of Rodman, Holscher, Peck & Edwards, P.A. located in Washington, North Carolina and has been with the firm since 1973. He is an active member of the Beaufort County Bar Association, the Second Judicial District Bar Association and the North Carolina Bar Association. He has served on the boards of many local and statewide civic and service organizations including the Salvation Army, Washington Board of Realtors, Washington/Beaufort County Chamber of Commerce and the Eastern Region of Friends of the Institute of Government. Mr. Holscher’s experience serving as a member of the First South board, as well as his professional expertise, are the primary attributes qualifying him to serve on the Company’s Board of Directors.

Daniel H. Isaac, Jr., 68, has served as a member of the Company’s Board of Directors since 2016 and has served as a member of the Board of Directors of the Company’s wholly-owned subsidiary, CresCom Bank, since 2001. Mr. Isaac is founder and owner of A&I Fire and Water Restoration. He holds a Bachelor of Science degree from The Citadel in Charleston, South Carolina. Mr. Isaac has been involved in numerous local and state organizations. He previously served as Chairman of the Myrtle Beach Chamber of Commerce and the South Carolina Department of Transportation. Mr. Isaac’s qualification to serve on the Company’s Board of Directors is attributable primarily to his experience of founding a successful business and his involvement in many leadership positions.

Beverly Ladley, 53, has served as a member of the Company’s Board of Directors since March 2018. She currently the Head of Consumer and Small Business Financing, Loyalty and Healthcare for Fiserv. Prior to joining Fiserv, she was a Senior Advisor to McKinsey and Company, a global management consulting firm. Before joining McKinsey and Company, Mrs. Ladley was the Executive Vice President and Head of Retail Products and Consumer Lending position at SunTrust Banks Inc. from 2012 to 2016. Her position included responsibility for the Deposits, Retail Lending, Consumer Credit Card, and National Lending Businesses, as well as Retail and Small Business Segment Strategy. During the two decades before joining SunTrust, Mrs. Ladley held various positions of increasing responsibility with Bank of America. These positions included Executive, Deposit Growth (2000 - 2005), Senior Vice President and Executive, Small Business Strategy and Deposits, Executive, Customer Segment (2009 - 2010), Executive, U.S. Credit Card and Small Business Products (2010-2011), Executive, Global Sourcing (2011 - 2012). Ms. Ladley earned a Bachelor of Arts degree in Economics and Public Policy from Duke University in 1988 and a Masters in Business Administration from the University of Virginia’s Darden Graduate School of Business Administration in 1992. Ms. Ladley’s qualification as a member of the Board of Directors is primarily attributed to her extensive financial services, banking and consulting experience.

Robert M. Moïse, 71, has served as a member of the Company’s Board of Directors since 1996. Mr. Moïse recently retired as a partner with WebsterRogers LLP in Charleston, South Carolina and serves as a consultant to that firm. He holds Bachelor of Science in Accounting and Master of Accountancy degrees from the University of South Carolina and has been admitted to practice before the United States Tax Court. He serves as the Immediate Past President of the Coastal Council Boy Scouts of America, is a member of the Coastal Boys Council Board and currently serves as the Sea Scout Commodore for the Council. He is a volunteer at Camp Happy Days, a summer camp for children with cancer. He is a member of the American Institute of Certified Public Accountants, having served on their national Tax Practice Responsibilities Committee and is a member of the South Carolina Association of Certified Public Accountants. Mr. Moïse also served as Chairman of the Charleston County Business License Appeals Board. In his professional practice, Mr. Moïse has, after leaving the Internal Revenue Service, worked with national and local accounting firms and has concentrated his practice in the tax area with an emphasis on tax controversy matters and complicated mergers, acquisitions and liquidations for many clients around the state. Mr. Moïse brings to the board his 40 years of financial expertise and business skills. His finance and accounting expertise also qualify him to serve as Chairman of the Company’s Audit Committee and is considered as an “audit committee financial expert.”

David L. Morrow, 69, has served as an Executive Vice President of the Company since 2004 and has served as a member of the Company’s Board of Directors since 2001. Mr. Morrow is a graduate of Clemson University with a Bachelor of Science degree and has more than 46 years of experience in banking and financial institution management in South Carolina. Prior to founding Crescent Bank, a predecessor to CresCom Bank, he served as President of Carolina First Savings Bank and also as Executive Vice President and member of the Board of Directors of Carolina First Bank. Mr. Morrow is the immediate past Chairman of the South Carolina Bankers Association, a member of the Board of Advisors of the Hollings Cancer Center at MUSC, a member of the Clemson University Foundation Board and a member of the Charleston Metro Chamber of Commerce Board. Most recently, Mr. Morrow served on the Clemson University Board of Visitors, the Federal Reserve Community Depository Institutions Advisory Council, as well as the ABA Community Bankers Council. He is also a past Board member of the Storm Eye Institute at MUSC, a past member of the Board of Directors of Leadership South Carolina and a past member of the Board of Directors for the South Carolina Museum Foundation. His years of experience in financial institution management, including previous service as a director of a state-wide financial institution and Chief Executive Officer of both predecessor banks of CresCom Bank, provide a valuable perspective as a director.

Thompson E. “Thom” Penney, 69, has served as a member of the Company’s Board of Directors since 2013. Mr. Penney is the Chairman of the Board and President/CEO (a position he has held since 1989) of LS3P, a multi-disciplinary firm offering architecture, planning, and interior architecture services to clients throughout the United States. With more than 320 personnel throughout eight offices in the Carolinas and Georgia, he is responsible for overall firm management, organizational vision, and successful integration of professional services, marketing, and operations of the firm. Mr. Penney has more than 45 years of experience in the architectural field and under his leadership, LS3P has grown to become a firm consistently recognized by Engineering News and Record as one of the Top 200 Design Firms and Top 20 Architectural Firms in the United States. A graduate of Clemson University with a bachelor’s degree (1972) and master’s degree (1974) in architecture, Mr. Penney has received the Alumni Distinguished Service Award from Clemson University, was a 2019 inductee in the College of Architecture, Arts and Humanities Hall of Fame, received the AIA South Carolina Medal of Distinction, its highest honor, received the Joseph P. Riley Leadership Award from the Charleston Metro Chamber and was honored with the Award for Ethics and Civic Responsibility from The Free Enterprise Foundation. Mr. Penney generously volunteers his time to his profession and community, having served as National President of The American Institute of Architects (2003); Chairman of the Charleston Metro Chamber of Commerce (2008), and Co-Chair of the National AIA-AGC Joint Committee. He is also on the Boards of the Charleston Regional Development Alliance, the AIA Large Firm Roundtable, and is Vice Chair of the Trident CEO Council. His qualification as a member of the Board of Directors is attributed to his business expertise within our market areas.

Jerold L. Rexroad, 59, joined the Company in May 2008 as Executive Vice President, and he has served as the Company’s President and Chief Executive Officer and a director since 2012. Mr. Rexroad also serves as Executive Chairman of the Board of CresCom Bank and Executive Chairman of the Board of Crescent Mortgage Company, a subsidiary of CresCom Bank. Mr. Rexroad is a graduate of Bob Jones University, cum laude. He began his career in 1982 with Peat, Marwick, Mitchell and Co., a predecessor to the international accounting firm KPMG LLP, and is a Certified Public Accountant. He became a KPMG partner in 1994 with responsibilities for all financial institutions in South Carolina. In 1995, Mr. Rexroad joined Coastal Financial Corporation as Executive Vice President and Chief Financial Officer. Under his oversight, the bank grew organically from $375 million in total assets to over $1.8 billion in total assets. Coastal Financial Corporation was sold to BB&T Bank in 2007. Mr. Rexroad is a member of the American Institute of Certified Public Accountants. His leadership experience, including over 30 years of experience in public accounting and financial institution management, as well as his service as the chief financial officer and chief executive officer of a public bank holding company, enhance his ability to serve on the Company’s Board of Directors. These roles have required industry expertise combined with operational and global management expertise.

Johnathan L. Rhyne, Jr., 64, served as a member of the Carolina Trust BancShares, Inc. (“Carolina Trust”) board of directors from 2016-2019 and joined the Company’s board following the acquisition of Carolina Trust in December 2019. At the time of the acquisition, Mr. Rhyne was serving as Chairman of the Carolina Trust board. Mr. Rhyne is an attorney in Lincolnton, North Carolina and from 2009 to 2011, he was a member of the North Carolina General Assembly where he served as chairman of the House Banking Committee. He previously served four terms in the General Assembly, from 1985 through 1992, which included service as the minority leader. Mr. Rhyne also serves as chair of the board of directors of a public foundation and on the board of directors of one local non-profit organization. Mr. Rhyne also previously served from 2015 to 2017 on the North Carolina State Banking Commission. Mr. Rhyne’s background as an attorney and a legislator give him the leadership and consensus building skills to serve on the Company’s Board. He also has previous experience as a director for another bank in Lincoln County, which gives him a deep knowledge of the markets in which we operate.

Claudius E. “Bud” Watts IV, 58, has served as a member of the Company’s Board of Directors since 2015. Mr. Watts is a private investor and a Senior Advisor to The Carlyle Group. Mr. Watts also serves as the Lead Independent Director on the Board of Directors of CommScope (NASDAQ: COMM), where he has served as Director since 2011. Mr. Watts joined The Carlyle Group in 2000 and was a Partner and Managing Director until his retirement in late 2017. Mr. Watts established Carlyle’s Technology Buyout Group in 2004 and led it until 2014. He also led The Carlyle Group’s investments in and served on the Boards of SS&C Technologies (NASDAQ: SSNC), Open Link Financial, Open Solutions, Freescale Semiconductor (previously NYSE: FSL), and Jazz Semiconductor, as well as aerospace companies Firth Rixon, Sippican, and CPU Technology. Prior to joining The Carlyle Group, Mr. Watts was a Managing Director in the Mergers & Acquisitions group of First Union Securities, Inc. He joined First Union when it acquired Bowles Hollowell Conner & Co., where Mr. Watts was a principal. Prior to joining Bowles Hollowell, Mr. Watts was a fighter pilot in the U.S. Air Force. During his service, he was qualified as an instructor pilot in both the F-16 and A-10 aircraft and served in a number of leadership and operations management positions in the United States and abroad. In addition to his current business activities, Mr. Watts serves as the Chairman of the Board of The Citadel Trust and on the board of The Citadel Foundation, which together manage the primary endowment funds supporting The Citadel. He also serves on the boards of The Roper St. Francis Foundation and The Belle W. Baruch Foundation. Mr. Watts earned a Bachelor of Science in electrical engineering cum laude from The Citadel in Charleston, South Carolina, and a Masters of Business Administration from the Harvard Graduate School of Business Administration. His qualifications as a member of the Board of Directors are attributed to his business expertise with public companies.

Biographical Information for Executive Officers

Other than Messrs. Morrow and Rexroad, for which disclosure is provided above, the following provides information regarding our other executive officers:

William A. Gehman III, 59, has served as the Company’s Executive Vice President and Chief Financial Officer since 2012. Prior to being promoted to Chief Financial Officer, Mr. Gehman was the Company’s Controller from 2008 to 2012. Mr. Gehman is also the Chief Financial Officer of the Bank, Crescent Mortgage Company and Carolina Services Corporation. Mr. Gehman, a Certified Public Accountant with over 16 years of experience in financial institutions, spent over nine years with Peat, Marwick, Mitchell & Co, predecessor to KPMG LLP. He joined Coastal Financial Corporation in 2002 as Senior Vice President and Corporate Controller, where his responsibilities included public and regulatory reporting. Mr. Gehman is a member of the American Institute of Certified Public Accountants and the South Carolina Association of Certified Public Accountants. Mr. Gehman is a graduate of Liberty Baptist College.

M. J. Huggins, III, 57, has served as the Company’s Executive Vice President since 2010 and Secretary since 2012. Mr. Huggins is also President and Secretary of CresCom Bank and a founding board member. He was also the former President, Chief Credit Officer and Secretary of Crescent Bank, predecessor to CresCom Bank. Prior to joining the Company and assisting in the founding of Crescent Bank, Mr. Huggins served as Area Executive and Senior Vice President of Carolina First Bank, responsible for commercial and retail operations from Georgetown to Myrtle Beach, South Carolina. Prior to his tenure with Carolina First Bank, Mr. Huggins worked for C&S Bank. Mr. Huggins is an executive board member of the Wall College Board of Visitors at Coastal Carolina University. He is a graduate of Coastal Carolina University (Wall College Alumnus of the Year in 2003) and The Graduate School of Banking at Louisiana State University.

Fowler Williams, 45, has served as President, as well as a Director of Crescent Mortgage Company since 2011. In 2016, Mr. Williams was promoted to CEO and President of Crescent Mortgage Company. In his 20 years at Crescent Mortgage Company, Mr. Williams has previously worked as National Sales Manager and Executive Vice President over Sales and Operations. Mr. Williams holds the highest designation in the mortgage industry as a Certified Mortgage Banker. Mr. Williams serves on the Board of Directors for the national Mortgage Bankers Association where he also is Governor on the Residential Board (RESBOG), past Chairman of the Community Bank and Credit Union Network, and Mortgage Action Alliance, the grassroots policy, advocacy, and lobbying network for the real estate finance industry. Mr. Williams also has been named to the Customer Advisory Board of Freddie Mac and Mortgage Cadence. He has twice been named to the 40 most influential mortgage professionals under 40 by National Mortgage Professional magazine. In 2017 he was awarded the Schumacher-Bolduc Award for political advocacy in real estate finance.

Family Relationships

No director has a family relationship with any other director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 requires directors, executive officers, and 10% stockholders to file reports of holdings and transactions in the Company’s stock with the SEC. Based on a review of Section 16(a) reports, amendments thereto, and written representations from the Company’s directors and executive officers, the Company believes that all of its directors, executive officers, and 10% stockholders have made all filings required under Section 16(a) in a timely manner, with the following exceptions:

•	Mr. Deal filed a late Form 4 to report two transactions in which shares directly owned were disposed; and
•	Mr. Morrow filed two late Forms 4 to report five transactions in which shares directly owned were disposed.

Code of Ethics

We expect all of our employees to conduct themselves honestly and ethically. We have adopted a Code of Ethics that reflects our policy of responsible and ethical business practices, and applies to all directors, officers, and employees of the Company and its subsidiaries. Stockholders and other interested persons may view our Codes of Ethics on the Investor Relations section under the Governance Documents section of the Corporate Information tab of our website, https://www.haveanicebank.com.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors is focused on the Company’s corporate governance practices and values independent board oversight as an essential component of strong corporate performance to enhance stockholder value. The Board of Directors’ commitment to independent oversight is demonstrated by the fact that the majority of the Company’s directors are independent.

The Company believes that it is preferable for an independent director to serve as Chairman of the Board of Directors. Claudius E. “Bud” Watts IV, a director of the Company since 2015 and a long-time resident of the Company’s primary market area, has served as Chairman of the Board of Directors since 2016. The Company believes it is the Chief Executive Officer’s responsibility to run the Company and the Chairman’s responsibility to run the Board of Directors. As directors continue to have more oversight responsibility than ever before, the Company believes it is beneficial to have an independent Chairman whose sole job is leading the Board of Directors. The Company believes this structure provides strong leadership for the Board of Directors, while also positioning the Chief Executive Officer as the leader of the Company in the eyes of the Company’s customers, employees, and other stakeholders.

Risk oversight is the responsibility of the Board of Directors, collectively and individually. The Board of Directors fulfills this responsibility through a combination of oversight with respect to direct board reports from management and the delegation of specific risk monitoring to its committees, which in turn provide reports to the full Board of Directors at each regular meeting. Notwithstanding the foregoing, the Board of Directors believes that its role is one of oversight, recognizing that management is responsible for executing the Company’s risk management policies.

At each regular meeting, the Board of Directors’ standing agenda requires reports from the Chief Financial Officer and other executive officers, who collectively are responsible for all risk areas. Their agenda items are designed to elicit information with respect to each of these areas. The Board of Directors does not concentrate the delegation of its responsibility for risk oversight in a single committee. Instead, each of the Board of Directors’ committees concentrates on specific risks for which its members have an expertise, and each committee is required to regularly report to the Board of Directors on its findings. The Company believes this division of responsibility is the most effective approach for addressing the risks it faces and that the Board of Directors leadership structure supports this approach.

The Company recognizes that different board leadership structures may be appropriate for companies in different situations. The Company will continue to reexamine its corporate governance policies and leadership structures on an ongoing basis to ensure that they continue to meet the Company’s needs.

Meetings and Committees of the Board of Directors

During 2019, the Board of Directors held ten regular and special meetings. Each of the current directors attended at least 75% of the aggregate of such board meetings and meetings of each committee on which they served for the periods during which they served. The Board of Directors has not implemented a formal policy regarding director attendance at the Company’s Annual Meeting of Stockholders, although each director is expected to attend all Annual Meetings of Stockholders absent unusual or extenuating circumstances. All but one of the Company’s directors attended the 2019 Annual Meeting of Stockholders.

The Board of Directors has standing Audit, Compensation/Benefits and Corporate Governance and Nominating committees, each of which is described in more detail below.

Audit Committee

The Audit Committee is responsible for the review of the Company’s annual audit report prepared by its independent registered public accounting firm. The Audit Committee is composed of five members: Messrs. Moïse, Crisp, Deal, Griffin, and Isaac, each of whom is a non-management director. The Audit Committee met five times during 2019.

The Audit Committee’s review includes a detailed discussion with the independent registered public accounting firm and recommendation to the full Board of Directors concerning any action to be taken regarding the audit. The Audit Committee also has the authority to conduct or authorize investigations into any matters within its scope of responsibility. The Audit Committee is empowered to:

•	appoint, compensate, retain, and oversee the work of any registered public accounting firm employed by the Company for the purpose of preparing or issuing an audit report or performing other audit, review, or attest services for the Company, with any such registered public accounting firm reporting directly to the Audit Committee;

•	resolve any disagreements between management and the independent registered public accounting firm regarding financial reporting;

•	pre-approve all external audit services;

•	retain independent counsel, accountants, or others to advise the committee or assist in the conduct of an investigation; and

•	meet with the Company’s officers, employees, independent registered public accounting firm, or outside counsel as deemed necessary.

Under its charter, all members of the Audit Committee must be independent members. Each of the current Audit Committee members is independent under NASDAQ rules. The Audit Committee Charter provides that at least one member of the committee shall be a “financial expert.” The financial expert on the Audit Committee is Robert M. Moïse.

The Audit Committee functions are set forth in its charter, which was adopted on April 24, 2013 and revised December 16, 2015. A copy of the Audit Committee Charter may be found under the Investor Relations section under the Governance Documents tab of the Company’s website, https://www.haveanicebank.com.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is responsible for identifying potential directors and presenting them for nomination to the Board of Directors. The Corporate Governance/ Nominating Committee is composed of five members: Messrs. Deal, Crisp, Moïse, Penney and Mme. Ladley. The Corporate Governance/ Nominating Committee met two times during 2019.

Potential director candidates may come to the attention of the Corporate Governance/ Nominating Committee through current members of the Board of Directors, stockholders, or other persons. In evaluating such recommendations, the Corporate Governance and Nominating Committee uses the qualifications and standards discussed below and seeks to achieve a balance of knowledge, experience, and capability on the Board of Directors. The Company does not pay a third party to assist in identifying and evaluating potential director candidates.

The Corporate Governance and Nominating Committee recommends to the Board of Directors criteria for the selection of new directors, evaluates the qualifications and independence of potential candidates for directors, including any nominees submitted by stockholders, in accordance with the provisions of the Company’s certificate of incorporation and bylaws, and recommends to the Board of Directors a slate of nominees for election by the stockholders at the Annual Meeting of stockholders. The Corporate Governance and Nominating Committee is also responsible for recommending to the Board of Directors any nominees to be considered to fill a vacancy or a newly created directorship resulting from any increase in the authorized number of directors. When considering a person to be recommended for nomination as a director, the Corporate Governance and Nominating Committee considers, among other factors, the skills and background needed by the Company and possessed by the person, diversity of the Board of Directors, and the ability of the person to devote the necessary time to service as a director. Each director must represent the interests of our stockholders.

Any stockholder may nominate persons for election to the Board of Directors by complying with the procedures set forth in our bylaws, which require that timely written notice be provided to the Secretary of the Company in advance of the meeting of stockholders at which directors are to be elected. To be timely, such notice must be delivered or received not less than 90 days prior to the date of the Meeting; provided, that if less than 100 days’ notice or prior disclosure of the date of the Meeting is given or made to stockholders, such notice must be received not later than the close of business on the 10th day following the day on which such notice was given or made to stockholders. Each notice must set forth: (i) all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (ii) as to the stockholder giving notice of (x) the name and address, as they appear on the Company’s books, of such stockholder and (y) the class and number of shares of the Company’s capital stock that are beneficially owned by such stockholder. The officer of the Company or other person presiding at the meeting may determine that a nomination was not made in accordance with the foregoing procedure and disregard the defective nomination.

The Corporate Governance and Nominating Committee annually reviews the adequacy of, and the Company’s compliance with, the corporate governance principals of the Company and recommends any proposed changes to the Board of Directors for approval. The Corporate Governance and Nominating Committee also administers the annual self-evaluation process for the Board of Directors and each of its committees.

The Corporate Governance and Nominating Committee functions are set forth in its charter, which was adopted on April 24, 2013 and revised on June 18, 2014. A copy of the Corporate Governance and Nominating Charter may be found under the Investor Relations section under the Governance Documents tab of the Company’s website, https://www.haveanicebank.com.

Compensation/Benefits Committee

The Compensation/Benefits Committee is responsible for evaluating the performance of the Company’s principal officers and employees and determining the compensation and benefits to be paid to such persons. The Compensation/Benefits Committee is composed of four members: Messrs. Penney, Clawson, Holscher, and Isaac. The Compensation/Benefits Committee met seven times during the 2019 fiscal year.

The Compensation/Benefits Committee is authorized to (i) review and approve annually the corporate goals and objectives relevant to the compensation of the chief executive officers of the Company and the Bank, (ii) conduct an annual evaluation of the performance of the Chief Executive Officer of the Company, and (iii) annually review and establish the base salary and incentive bonus levels and payments to the Chief Executive Officer and all other executive officers of the Company and the Bank. The Compensation/Benefits Committee has oversight of the Corporation’s incentive plans, including equity-based incentive plans, and for reviewing and granting equity awards to all eligible employees. The Compensation/Benefits Committee may delegate to one or more officers of the Company who are also directors the authority to designate officers and employees of the Company or its subsidiaries to receive equity awards and to determine the number of such awards to be granted to them; provided, that such delegation shall include the total number of equity awards that may be granted under such authority and that no officer may be delegated the power to designate himself or herself the recipient of such awards. In addition, the Compensation/Benefits Committee may engage compensation consultants or other advisors as it deems appropriate to assist it in performing its duties and responsibilities.

In determining the compensation for executive officers, the Compensation/Benefits Committee’s objectives are to encourage the achievement of the Company’s long-range objectives by providing compensation that directly relates to the performance of the individual and the achievement of internal strategic objectives. The Compensation/Benefits Committee believes that its executive officers’ level of compensation is reasonable based upon the Company’s corporate goals and objectives, the business plan of the Bank, normal and customary levels of compensation within the banking industry taking into consideration geographic and competitive factors, the Bank’s asset quality, capital level, operations and profitability and the duties performed and responsibilities held by the officer.

The Compensation/Benefits Committee functions are set forth in its charter, which was adopted on June 18, 2014 and revised on February 17, 2016. A copy of the Compensation/Benefits Committee Charter may be found under the Investor Relations section under the Governance Documents section of the Corporate Information tab of the Company’s website, https://www.haveanicebank.com.

Item 11. Executive Compensation.

The disclosure under the heading “The Merger — Interests of Certain Carolina Financial Directors and Executive Officers in the Merger” in the prospectus and joint proxy statement filed by United Bankshares, Inc. and the Company on February 13, 2020, is incorporated by herein by reference.

Director Compensation

We do not pay our “inside” employee-directors any additional compensation for their services as directors. During 2019, non-employee directors of the Company received a retainer fee of $8,000 paid in cash and 677 shares of the Company’s common stock. Those directors not employed by a subsidiary of the Company also received $750 for each audit committee meeting attended, $500 for each Compensation/Benefits committee meeting and Corporate Governance and Nominating Committee meeting, and $300 for each Board Loan Committee meeting attended. The annual fee, paid monthly to the Chairman of the Board of Directors, runs from Annual Stockholder Meeting to Annual Stockholder Meeting. Accordingly, in 2019, the Chairman of the Company’s Board of Directors received an annual fee of $75,000 in cash and $24,998 paid in stock. Additionally, the Chairman of the Company’s Audit Committee received a fee of $9,000 per year, the Chairman of the Compensation/Benefits Committee received a fee of $6,000 per year and the Chairman of the Corporate Governance and Nominating Committee received a fee of $5,000, while the Board Loan Committee Chairman received $2,500 per year.

As directors of CresCom Bank, Messrs. Brandon, Clawson, Crisp, Deal, Griffin, Holscher, Isaac, Moïse, Penney and Mrs. Ladley received $1,250 per meeting. As a director of Crescent Mortgage Company, Mr. Clawson received $1,250 per meeting.

The following table presents all compensation paid by the Company to current and former directors during the year ended December 31, 2019.

Director Compensation Table for Fiscal Year 2019

Director Name	Fees Earned or Paid in Cash[1]	Stock Awards[4]	Total
W. Scott Brandon	$35,625	$24,988	$60,613
Robert G. Clawson, Jr.	$39,750	$24,988	$64,738
Lindsey A. Crisp	$35,000	$24,988	$59,988
Jeffery L. Deal, M.D.	$38,500	$24,988	$63,488
Gary M. Griffin	$36,750	$24,988	$61,738
Frederick N. Holscher	$35,000	$24,988	$59,988
Daniel H. Isaac, Jr.	$43,300	$24,988	$68,288
Beverly Ladley	$33,000	$24,988	$57,988
Michael P. Leddy[2]	$14,000	$—	$14,000
Robert M. Moïse, CPA	$42,250	$24,988	$67,238
Thompson E. Penney	$48,550	$24,988	$73,538
Johnathan L. Rhyne, Jr.[3]	$—	$—	$—
Claudius E. Watts IV	$75,000	$24,988	$99,988

[1]	Includes fees, if any, for serving on boards of the Company’s subsidiaries.
[2]	Includes fees paid to Mr. Leddy prior to his retirement from the Board effective April 24, 2019.
[3]	Mr. Rhyne joined the Company's board of directors effective December 31, 2019 following our acquisition of Carolina Trust. As such, no director fees were earned by, or paid to, Mr. Rhyne in 2019.
[4]	Stock awards reflect 677 shares granted on April 25, 2019 with a fair value of $36.91.

Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis (“CD&A”) explains our executive compensation philosophy, describes our compensation programs and reviews compensation decisions for the following named executive officers (“NEOs”):

NEOs	Title
Jerold L. Rexroad	Chief Executive Officer and President, Carolina Financial Corporation
William A. Gehman III	Executive Vice President and Chief Financial Officer, Carolina Financial Corporation
M.J. Huggins, III	Executive Vice President and Secretary, and President CresCom Bank
David L. Morrow	Executive Vice President and Chief Executive Officer, CresCom Bank
Fowler Williams	Chief Executive Officer and President, Crescent Mortgage Company

This CD&A is composed of the following sections:

Page 13	Executive Summary
Page 15	Executive Compensation Principles and Strategy
Page 15	Compensation Determination Process
Page 17	Components of Our Compensation Program
Page 26	Additional Compensation Policies and Practices

Executive Summary. The Company’s primary business is to serve as the holding company for CresCom Bank, a South Carolina state-chartered commercial bank with 73 branches located in North Carolina and South Carolina. CresCom Bank operates five wholly-owned subsidiaries, Crescent Mortgage Company, Carolina Services Corporation of Charleston, CresCom Leasing LLC, DTFS, Inc, and Western Carolina Holdings, LLC. Beginning in fiscal year 2019, we no longer qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012.

Achievements. We have experienced significant growth and change in recent years, including our listing on NASDAQ in 2014, a functional initial public offering of common stock in 2015 raising $32.2 million net proceeds, the acquisition of Congaree Bancshares Inc. in 2016 ($104.2 million in assets), a secondary offering of common stock in 2017 raising $47.7 million net proceeds, the acquisition of Greer Bancshares Inc. in 2017 ($384.5 million in assets), the acquisition of First South Bancorp, Inc. in 2017 ($1.1 billion in assets), and the acquisition of Carolina Trust BancShares, Inc. in 2019 ($635.0 million in assets). These transactions, in addition to strong organic growth, significantly expanded our geographic footprint in North Carolina and South Carolina. During 2018, we completed a secondary offering of shares of common stock, raising approximately $63.0 million in net proceeds to the Company.

In addition, 2019 reflected record earnings, driven primarily by organic growth, successful integration of strategic acquisitions, and our presence in several of the fastest growing markets in the Southeast. The 2019 results reflect our achievement of earnings and asset quality metrics. Our compensation philosophy is grounded in rewarding our executives achievement of financial goals as well as their individual goals, which are similarly aligned to our basic corporate objective which is “to maximize the value of our stockholders’ investment over both the short and long term.” Accordingly, the financial results for the year serve as a background to the discussion of our compensation practices that follows.

2019 Financial Highlights

•	Net Income – our net income determined in accordance with generally accepted accounting principles (“GAAP”) for the year ended December 31, 2019 was $62.7 million, a 26.3% increase compared to $49.7 million for the year ended December 31, 2018.
•	Pre-Tax Operating Earnings – our pre-tax operating earnings for the year ended December 31, 2019 were $86.5 million, an increase of 8.2% compared to $79.9 million for the year ended December 31, 2018.
•	Banking Segment Pre-Tax Operating Earnings – our banking segment pre-tax operating earnings for the year ended December 31, 2019 were $84.4 million, a 5.6% increase compared to $80.0 million for the year ended December 31, 2018.
13

Pre-tax operating earnings and banking segment pre-tax operating earnings are non-GAAP financial measures used by management that exclude gains or losses from securities, gains or losses on extinguishment of debt, gains or losses on bulk servicing, fair value adjustments on interest rate swaps, other than temporary impairment, MSR impairment, and merger-related expenses. Please see Appendix “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures” in the Original Filing for reconciliations to the most directly comparable GAAP measures.

Components of Compensation and Target Pay Mix. A meaningful portion of our executive pay program is variable and “at-risk.” We consider compensation to be “at risk” if it is subject to performance-based payment or vesting conditions or its value depends on share price appreciation.

The charts below for our Chief Executive Officer (“CEO”) and our other NEOs illustrate the target compensation established for 2019, consisting of base salary, annual incentive awards, and long-term equity-based compensation granted in 2019.

CEO Target Pay Mix
27%
44%
29%
Base Salary
Variable target annual incentive awards
Variable target long-term equity-based compensation

Average of All Other NEOs Target Pay Mix
16%
55%
29%
Base Salary
Variable target annual incentive awards
Variable target long-term equity-based compensation

Compensation Governance Practices. We have strong compensation governance practices that reinforce our principles, support sound risk management and are stockholder-aligned:

What We Do	What We Don’t Do
Align pay and performance	No guaranteed bonuses – incentive compensation may be reduced to zero if financial and/or personal metrics are not met
Engage an independent third-party compensation consultant for advice in making compensation decisions	No highly leveraged incentive plans that encourage excessive risk taking
Review compensation data from peers whose industry, revenues, and footprint share similarities with Carolina Financial	No uncapped incentive award payouts for our NEOs
Effective as of January 23, 2019, adopted a Clawback Policy intended to recover certain incentive-based compensation if there is an accounting misstatement and the Board of Directors determines such restatement involved fraud or intentional misconduct	No excessive perquisites for our directors and executive officers

Executive Compensation Principles and Strategy. Our Board believes a well-designed compensation program should align executive interests with the drivers of growth and stockholder returns, support achievement of our primary business goals, and attract, motivate and retain executives whose talents, expertise, leadership and contributions are expected to maximize the value of our stockholders’ investment over both the short and long term. Consequently, our Board believes a meaningful portion of NEO compensation should be performance-based and variable pay.

Our philosophy does not specifically indicate a desired positioning level relative to the market or total compensation. Salaries have historically been targeted near the median, with additional considerations given for each executive’s scope of responsibility, performance in the role, special projects completed during the year, and any potential retention or internal equity concerns.

Compensation Determination Process

Role of the Compensation/Benefits Committee. Our Compensation/Benefits Committee is generally responsible for reviewing, modifying, approving and otherwise overseeing the compensation policies and practices applicable to all of our NEOs and the administration of equity plans available to all eligible employees. As part of this responsibility, the Compensation/Benefits Committee establishes, reviews and modifies the compensation structure for our NEOs.

As part of its deliberations, in any given year, the Compensation/Benefits Committee may review and consider materials such as studies and reports prepared by a compensation consultant; financial reports and projections; operational data; tax and accounting information that sets forth the total compensation that may become payable to executives in various hypothetical scenarios; executive and director stock ownership information; our common stock performance data; analyses of historical executive compensation levels and current Company-wide compensation levels; and the recommendations of the chief executive officer and the Compensation/Benefits Committee’s independent compensation consultant.

Role of Management. Our Compensation/Benefits Committee solicits and considers the performance evaluations and compensation recommendations with respect to our NEOs submitted by our CEO. The Compensation/Benefits Committee conducts a formal performance evaluation of our CEO annually, with informal commentary discussed as needed throughout the year. In addition, our CEO prepares and presents the annual evaluations and recommendations for the NEOs to our Compensation/Benefits Committee outside of the presence of any other NEO. However, our Compensation/Benefits Committee retains the final authority to make all compensation decisions. Our Compensation/Benefits Committee meets in executive session after our CEO has presented the evaluations and reports back to management on the results of their deliberations. No executive officer participated directly in the final determinations of the Compensation/Benefits Committee regarding the amount of any component of his own compensation package for 2019.

Our finance and human resources departments work with our CEO to make recommendations regarding compensation of our NEOs and other senior executives, to recommend changes to existing compensation programs, to recommend financial and other performance targets to be achieved under those programs, to prepare analyses of financial data, to prepare peer data comparisons and other briefing materials, and ultimately to implement the decisions of the Compensation/Benefits Committee. Our CEO also meets separately with the Compensation/Benefits Committee’s independent compensation consultant to convey information on proposals that management may make to the Compensation/Benefits Committee, as well as to allow the consultant to collect information about our Company to develop its own proposals.

Compensation Consultant. Our Compensation/Benefits Committee decided to continue its engagement of McLagan, a part of the Rewards Solutions practice of Aon plc, as its independent compensation consultant for compensation decisions for 2019. In 2016, our Compensation/Benefits Committee engaged McLagan as its independent compensation consultant for a three-year period covering the fall of 2016 to the fall of 2019. This arrangement includes the market analyses and advice that were considered for compensation decisions for 2019. Our Compensation/Benefits Committee selected McLagan for its expertise in the banking industry, the recommendations of other clients of McLagan, and the availability of the consultant to attend meetings.

McLagan conducts in-depth reviews of the design and competitive positioning of our compensation programs for our CEO and other executive officers in preparation for the Compensation/Benefits Committee making compensation decisions. In the fall of 2018, for use by our Compensation/Benefits Committee for making 2019 compensation decisions, McLagan provided analyses of compensation levels and opportunities, incentive plan design, long-term incentive practices and perquisites of our chief executive officer and other executive officers using our 2019 peer group data.

Our Compensation/Benefits Committee regularly reviews the services provided by McLagan and believes that it is independent from the Company in providing executive compensation consulting services. Our Compensation/Benefits Committee has also assessed the independence of McLagan consistent with SEC rules and NASDAQ listing standards and has concluded that the engagement of McLagan does not raise any conflicts of interest. Our Compensation/Benefits Committee continues to monitor the independence of McLagan on a periodic basis.

Compensation Peer Group and Peer Selection Process. The Compensation/Benefits Committee and McLagan developed a compensation peer group for 2019 that fairly represents the market for executive talent in which we compete and includes institutions that share our business and market characteristics. The Compensation/Benefits Committee reviews the composition of the peer group annually and may change it due to mergers, changes to banks within the group, or changes within the Company.

The 2019 compensation peer group includes publicly-traded financial institutions that were selected based on the following criteria:

•	total assets between $2.0 billion to $8.0 billion;
•	headquarters in one of the following states: Alabama, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, or West Virginia;
•	return on average tangible assets and return on average tangible equity greater than 0%:
•	no current TARP participants;
•	no recent mutual conversions; and
•	business model compatibility;

The peer group was constructed, in part, such that our total assets are generally in the range of the median of the peer group companies. The Compensation/Benefits Committee reviewed a group of 18 peers with median assets of $4.0 billion as of June 30, 2018. Our anticipated 2018 year-end total assets of $4.0 billion was used as the targeted asset size for the peer group utilized by the Compensation/Benefits Committee for 2019 NEO compensation decisions.

2019 Peer Group. The peer group established for setting 2019 compensation consisted of the following companies:

Access National Corp. (ANCX)	First Community Bancshares Inc. (FCBC)
Atlantic Capital Bancshares Inc. (ACBI)	Franklin Financial Network Inc. (FSB)
Capital City Bank Group Inc. (CCBG)	HomeTrust Bancshares Inc. (HTBI)
Carter Bank & Trust (CARE)	National Commerce Corp. (NCOM)
City Holding Co. (CHCO)	Republic Bancorp Inc. (RBCA.A)
Community Trust Bancorp Inc. (CTBI)	Seacoast Banking Corp. of FL (SBCF)
FB Financial Corp. (FBK)	ServisFirst Bancshares Inc. (SFBS)
Fidelity Southern Corp. (LION)	Stock Yards Bancorp Inc. (SYBT)
First Bancorp (FBNC)	Summit Financial Group Inc. (SMMF)

Total Assets as of 6/30/2018 ($000)
25th Percentile	3,016,481
50th Percentile	4,127,375
75th Percentile	4,940,900
Carolina Financial (anticipated 2018)	4,000,000
Percentile Rank	41%

Each year, with assistance from McLagan, the Compensation/Benefits Committee reviews the compensation practices of our peers to assess the competitiveness of the compensation arrangements of our NEOs. Although such benchmarking is an active tool used to measure compensation structures among peers, it is only one of the tools used by the Compensation/Benefits Committee to determine total compensation. Benchmarking is used primarily to ascertain competitive total compensation levels (including base salary, cash incentives, equity awards, etc.) with comparable institutions.

Components of our Compensation Program

2019 Components in General. The Compensation/Benefits Committee selected the components of compensation set forth in the chart below to achieve our stated executive officer compensation program objectives. The Compensation/Benefits Committee reviews all components of the compensation of executive officers in order to verify that the executive officer’s total compensation is consistent with our compensation philosophy and objectives. Four primary components make up our executive pay program: base salary, annual cash incentives, annual equity incentives and long-term equity incentives. The purpose and strategic role of each of these elements paid and awarded in 2019 are summarized below.

Element	Description	Strategic Role
Base Salary	Fixed cash compensation, reviewed and adjusted annually, as appropriate Based on each NEO’s individual skills, experience, performance, external market and internal equity	Attracts and rewards executives via market competitive pay and industry norms and reflects individual performance
Banking Segment Annual Cash Bonus Plan – Variable Pay

To be eligible for an annual cash bonus award under this plan, the Banking Segment must achieve a specified threshold of Pre-tax Operating Earnings

In addition, the plan rewards NEOs for annual corporate performance based on a scorecard of financial and operational metrics

Performance levels (threshold, target, maximum) are established for each metric

An NEO’s award is subject to negative discretion by the Compensation/Benefits Committee based on failure to achieve individual performance targets

Motivate executives by linking variable cash compensation to key annual performance goals tied to the Company’s business strategy

Element	Description	Strategic Role
Banking Segment Annual Supermax Bonus-Variable Pay

Participants in the Banking Segment Annual Bonus Plan are eligible to receive a Supermax bonus if the Banking Segment achieves Operating Earnings Per Share (“EPS”) at or above a specified annual level that is above the maximum

Supermax bonus for the CEO is equal to 20% of base salary, with any amounts earned paid out in the form of cash (15%) and equity (5%)

Supermax bonus for all other NEOs is equal to 5% of base salary, with any amounts earned paid out in the form of equity

Motivate executives to achieve above-maximum level performance by linking incentive compensation to overachievement of a key annual performance metric that is tied to the Company’s business strategy
Crescent Mortgage Co. Annual Cash Bonus Plan – Variable Pay

To be eligible for the annual cash award under this plan, Crescent Mortgage Company must achieve positive Net Income After Taxes

In addition, the plan rewards NEOs for annual corporate performance based on a scorecard of financial, operational and strategic metrics

Performance levels (threshold, target low, target high, maximum) are established for each metric

NEO’s award is subject to negative discretion by the Compensation/Benefits Committee based on failure to achieve individual performance targets

Motivate executives by linking variable cash compensation to key annual performance goals tied to the Company’s business strategy
Long-Term Equity Incentives – Variable Pay

Variable equity-based compensation

Performance Restricted Stock Units (RSUs):

Restricted share units are earned only upon the attainment of a specified Pre-Tax Operating EPS measured over a two-year performance period

Performance levels (Threshold - 50% of Target, Target and Maximum - 150% of Target), to be paid on a pro-rata achievement basis between performance levels

There is no award if the attainment of Pre-Tax Operating EPS is less than Threshold.

Time-Based Restricted Stock Awards (RSAs):

RSAs are time-based, generally vesting ratably over a three-year period

Equity-based compensation is used to foster a long-term link between executive officers’ interests and the interests of the Company and its stockholders, as well as to attract, motivate and retain executive officers for the long-term

Base Salary

Purpose: Base salaries provide stable compensation to executive officers, allow us to attract and retain competent executive talent and maintain a stable leadership team. Base salaries vary among executive officers, and are individually determined according to each executive officer’s areas of responsibility, role and experience, based on a variety of considerations, including:

•	Professional Background: Factors such as education, skills, expertise, professional experience and achievements are considered.
•	Competitiveness: The base salary of executive officers is evaluated for competitiveness by considering external information with respect to our peer group that is selected based on such factors as our size, nature of activities and competitors for similar talent, as well as the relevant geographic location.
•	Internal Fairness: The variation in the relative base salary among executive officers is designed to reflect the differences in position, education, scope of responsibilities, location, previous experience in similar roles and contribution to the attainment of our goals.

Adjustments to base salary: The Compensation/Benefits Committee reviews the base salaries of the NEOs on an annual basis as well as whenever an NEO is promoted or there is a material change to his or her duties and responsibilities.

Decisions regarding salary adjustments reflect a variety of factors including the NEO’s role and responsibilities, individual performance, tenure, current base salary, the base salaries paid to similarly-situated executives in comparable positions in the market, internal equity, and retention risk.

In considering base salary adjustments for 2019, the Compensation/Benefits Committee reviewed the individual performance of the NEOs, peer proxy and survey data gathered by McLagan, and the increases recommended by the CEO for each of the NEOs other than himself. Effective January 1, 2019, the Compensation/Benefits Committee provided the base salary increases shown in the table below.

Name	2018 Salary	2019 Salary	% Change
Rexroad	$540,000	$560,000	3.7%
Gehman	$270,000	$280,000	3.7%
Huggins	$293,000	$310,000	5.8%
Morrow	$435,000	$448,000	3.0%
Williams	$329,000	$339,000	3.0%

These increases reflect the outstanding contributions of the NEOs to our performance in 2018 as well as the increased scope and responsibility of their respective roles due to our continued anticipated growth in 2019.

Annual Incentive Plans. Messrs. Rexroad, Gehman, Huggins and Morrow are eligible to participate in the Banking Segment Annual Cash Bonus Plan and the Banking Segment Supermax Bonus, while Mr. Williams is eligible to participate in the Crescent Mortgage Company Annual Cash Bonus Plan. These annual bonus plans are performance-based plans designed to reward eligible employees for the achievement of our specific Company financial goals and successful individual performance. The primary objective of these plans is to provide our NEOs with a direct link between their compensation and their attainment of pre-established annual performance goals. We believe that the performance required for rewards under the plans is challenging, but with effort, attainable, and will contribute to the Company attaining its long-term strategic goals.

Annual Incentive Opportunities. We set target incentive opportunities based on a percentage of base salary that reflects a market-level target compensation opportunity for each NEO. The threshold and maximum percentages for the Banking Segment Annual Cash Bonus Plan and the Crescent Mortgage Annual Cash Bonus Plan as well as the Supermax bonus percentages reflect both the Compensation/Benefits Committee’s review of market practices and the Compensation/Benefits Committee’s judgment of the level of award opportunity appropriate for the performance goals established. The differences in opportunity levels also reflect each NEO’s relative influence on achieving performance goals based on his position.

Banking Segment Annual Cash Bonus Plan Opportunity

	Percentage of Base Salary
Name	Threshold	Target	Maximum
Rexroad	30%	60%	90%
Gehman	25%	50%	75%
Huggins	25%	50%	75%
Morrow	25%	50%	75%

Banking Segment Supermax Bonus Opportunity. Participants in the Banking Segment Annual Cash Bonus Plan are also eligible to receive a Supermax bonus if a certain level of Banking Segment Pre-Tax Operating Earnings is achieved that is greater than the defined maximum level of performance. Any earned Supermax award is paid entirely in common stock for all the NEOs except Mr. Rexroad, who would receive any payout in the following form: 5% in common stock and 15% in cash.

Name	Percentage of Base Salary
Rexroad	20%
Gehman	5%
Huggins	5%
Morrow	5%

Crescent Mortgage Company Annual Cash Bonus Plan

	Percentage of Base Salary
Name	Threshold	Target Low	Target High	Maximum
Williams	30%	50%	75%	100%

Company Performance Goals and Results. Each of our annual cash incentive plans requires that a certain threshold level of performance must be achieved for executives to receive an award under the plan:

•	Banking Segment Annual Cash Bonus Plan: We must have Banking Segment Pre-Tax Operating Earnings of at least $40.0 million for 2019.
•	Crescent Mortgage Company Annual Cash Bonus Plan: We must have positive Crescent Mortgage Company Net Operating Income for 2019, unless otherwise approved by the Board of Directors. In addition, 75% of the bonus is paid in the first quarter of 2020. In order for the remaining 25% to be paid, Crescent Mortgage Company must have income for the first six months of 2020 of at least $1.0 million.
20

For 2019, the Compensation/Benefits Committee utilized six performance goals in the Banking Segment Annual Cash Bonus Plan and five performance goals in the Crescent Mortgage Company Annual Cash Bonus Plan. The goals for each performance measure are set based on our performance expectations in the annual operating plan that our Board of Directors approved in early 2019. The Compensation/Benefits Committee established the various threshold and maximum levels for each performance measure after analyzing the performance required at each award level. The Compensation/Benefits Committee also established a Banking Segment Supermax Bonus that will pay out only if Banking Segment Pre-Tax Operating EPS are at or above a specified level above the defined maximum level under the Banking Segment Annual Cash Bonus Plan. These particular metrics were selected by the Compensation/Benefits Committee to link our annual incentive plan for our leadership team to our internal strategic objectives that we believe drive stockholder value over both the short and long term.

For each respective annual cash incentive plan, the charts below show the 2019 performance goals and their respective weightings as well as the actual results achieved during 2019.

Banking Segment Annual Cash Bonus Plan & Supermax Bonus

	2019 Performance Goals					2019 Actual
Performance Measure	Weighting[1,3]	Threshold	Target	Maximum	Supermax	Results
Consolidated Carolina Financial Operating Earnings Per Share[2]	10% - 20%	$2.70	$2.87	$2.95	n/a	$3.02

Banking Segment Operating Earnings Per Share[2,3]	40% - 50%	$2.72	$2.83	$2.92	$2.98	$2.94

1For the Operating EPS, the weightings for Mr. Rexroad and Mr. Gehman are 20% consolidated Carolina Financial and 40% banking segment due to their increased responsibility and focus at the holding company level. The weightings for Mr. Huggins and Mr. Morrow are 10% consolidated Carolina Financial and 50% banking segment.

2 Operating EPS excludes gains or losses from securities, gains or losses on extinguishment of debt, bulk servicing sales gains or losses, fair value adjustments on interest rate swaps, other than temporary impairment, MSR impairment, and merger-related expenses. Please see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Non-GAAP Financial Measures” in the Original Filing for reconciliations to the most comparable GAAP measures.

3 The Banking Segment also has other performance measures that include growth in loan and checking balances, increase in the number of checking accounts and asset quality performance goals that comprise an aggregate of up to 40% of the overall weightings. These individual performance targets are not presented herein as we believe these performance goals to be competitively sensitive information. In 2019, the Banking Segment did not meet threshold for certain of these performance goals and, accordingly, the annual incentive earned was adjusted.

Crescent Mortgage Company Annual Cash Bonus Plan

	2019 Performance Goals						2019 Actual
Performance Measure	Weighting	Threshold	Target Low	Target High	Maximum		Results
Consolidated Carolina Financial Operating Earnings Per Share[1]	10%	$2.70	$2.87	2.95	2.98	[2]	$3.02

Crescent Mortgage Company Pre-tax Operating Earnings[1,3]	55%	$4 Million	$5.5 Million	$7.5 Million	$9 Million		$5.1 Million

1 Consolidated Carolina Financial Operating EPS and Crescent Mortgage Company Pre-tax Operating Earnings excludes gains or losses from securities, gains or losses on extinguishment of debt, bulk servicing sales gains or losses, fair value adjustments on interest rate swaps, other than temporary impairment, MSR impairment, and merger-related expenses. Please see the “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Non-GAAP Financial Measures” in the Original Filing for reconciliations to the most comparable GAAP measures.

2 Participants are not eligible for the indicated level of performance unless the corresponding level of achievement for Crescent Mortgage Company Pre-tax Operating Earnings has been attained.

3 Crescent Mortgage Company also has other performance measures that include loan production, strategic projects and audit and compliance ratings performance goals that comprise an aggregate of 35% of the weightings. These individual performance targets are not presented herein as we believe these performance goals to be competitively sensitive information. In 2019, Crescent Mortgage Company did not meet threshold for certain of these performance goals and, accordingly, the annual incentive earned was adjusted.

Individual Performance. We measure individual job performance for our NEOs through an annual goal-setting process that aligns individual goals with our annual operating plan and our long-term strategic plan. The Compensation/Benefits Committee assesses job performance against these goals after the completion of the year. The overall funding of the Banking Segment Annual Cash Bonus Plan and the Crescent Mortgage Company Annual Cash Bonus Plan are determined based on our performance on the quantitative performance measures described above. Thirty-three percent of the total funded incentive for each NEO can then be decreased based on that NEO’s individual performance against quantitative and qualitative goals established and approved by the Compensation/Benefits Committee at the start of the year.

The Compensation/Benefits Committee retains additional discretion to reduce a NEO’s annual cash incentive award to zero when an NEO substantially underachieves in relation to their individual goals.

Awards for 2019 Performance. Banking segment pre-tax operating earnings for 2019 were approximately $84.4 million and Crescent Mortgage Company net operating income for 2019 was approximately $4.0 million. Thus, the Compensation/Benefits Committee determined that the threshold performance for each of the respective plans was met and the NEOs were eligible to receive awards for 2019.

Banking Segment Annual Cash Bonus Plan. Based on performance goal achievement (1) of maximum for Consolidated Carolina Financial Operating EPS, and Banking Segment Operating EPS, (2) achievement of target for asset quality and loan growth, (3) achievement of threshold for increase in the number of checking accounts, and (4) achievement below threshold in checking balances, the Compensation/Benefits Committee determined that eligible participants, including Mr. Rexroad, Mr. Gehman, Mr. Huggins, and Mr. Morrow, met their combined corporate performance goals above target. The total funded awards that would have been earned based solely on financial performance results at above target are shown in the table below.

The funded award is then subject to negative discretion by the Compensation/Benefits Committee based on an NEO’s individual performance, up to a maximum of 33% of the amount of the award. As explained further below, the Compensation/Benefits Committee negatively adjusted the portion of the funded award that was at risk by 9.1% of the 33% for Mr. Morrow.

•	Mr. Morrow is directly responsible for managing CresCom Bank. In 2019, CresCom Bank missed its performance goals for checking deposits growth (both number of accounts and dollars). Accordingly, the Compensation/Benefits Committee determined that it was appropriate to reduce the awards for Mr. Morrow due to these missed goals.

Banking Segment Supermax Bonus. The Compensation/Benefits Committee also determined that the supermax performance achievement for Banking Segment Operating EPS was not met and therefore resulted in no supermax bonuses being awarded.

The final annual cash incentive awards earned by the NEOs for 2019 are shown in the table below.

					Maximum
					Proportion
					Subject to	Negative Adjustment Related
					Negative	to the 33% Subject to Negative
					Discretion	Discretion for Individual
	Initial Funded Award		Supermax Award	Total	(33% of Total	Performance		Final Earned Award
Name	% Salary	$ Amount	(Cash Portion)	Award	Award)	Percentage	$ Amount	% Salary	$ Amount
Rexroad	70.5%	$394,800	$—	$394,800	$130,284	—	$—	70.5%	$394,800
Gehman	58.8%	$164,500	$—	$164,500	$54,285	—	$—	58.8%	$164,500
Huggins	58.8%	$182,125	$—	$182,125	$60,101	—	$—	58.8%	$182,125
Morrow	58.8%	$263,200	$—	$263,200	$86,856	(9.1%)	$(7,896)	57.0%	$255,304

Crescent Mortgage Company Bonus Plan. Consolidated Carolina Financial Operating EPS achieved “maximum.” However, for Crescent Mortgage Company to participate in any target higher than “target low”, it must have Pre-tax Operating Earnings of $7.5 million or higher. Crescent Mortgage Company did not achieve the required Pre-tax Operating Earnings. Accordingly, Crescent Mortgage Company was limited to “target low.” Based on (1) achievement of “target low” for audit and compliance ratings and strategic projects, and (2) threshold results for Crescent Mortgage Company Pre-Tax Operating Earnings and loan production, the Compensation/Benefits Committee determined that eligible participants, including Mr. Williams, partially met their combined corporate performance goals. The total funded award that would have been earned based solely on financial performance results is shown in the table below.

A portion of the total funded awards can then be adjusted negatively based on individual performance. Based on Mr. Williams’ 2019 individual performance, the Compensation/Benefits Committee did not adjust the funded award. The final annual cash incentive award earned by Mr. Williams for 2019 is shown in the table below.

•	75% of the earned award was paid in the first quarter of 2020.
•	the remaining 25% will be paid in the third quarter of 2020 subject to Crescent Mortgage Company having 2020 Year- To-Date Net Operating Income greater than $1.0 million as of June 30, 2020.

				Personal
	Initial Funded Award			Objectives	Negative	Final Earned Award
Name	% Salary	$ Amount		% Achieved	Adjustment	% Salary	$ Amount
Williams	36.0%	$122,040	(1)	100%	n/a	36.0%	$122,040

1 $30,510 is subject to Crescent Mortgage Company meeting the operating earnings Threshold for the first six months of 2020.

Long-Term Equity-Based Awards. The long-term incentive plan is designed to align the interests of the executives with stockholders by increasing their ownership of the Company, strengthening the link between executive compensation and the long-term performance of the Company, retaining and motivating key executive talent, and providing executives with incentive compensation opportunities that are competitive with the market. The Compensation/Benefits Committee annually reviews and approves our long-term equity plan design.

In 2018 and again in 2019, the Compensation/Benefits Committee determined it was appropriate to slightly revise our approach to our long-term incentive plan awards from our historical practice. In previous years, we utilized performance-vested restricted stock units (“RSUs”), time-vested restricted stock, and time-vested stock options for the annual equity awards to our NEOs. For any given year, the mix of awards that were granted often varied from one NEO to another. Additionally, for each NEO, the award mix often varied from one year to the next. Also, for our performance-vested RSUs, there were only two defined performance levels that could be achieved for the Consolidated Carolina Financial Operating EPS goal on which these awards were based: “Target” where 100% of the RSUs are vested and “Threshold” where 50% of the RSUs are vested.

After receiving input from McLagan, the Compensation/Benefits Committee determined to discontinue the use of stock options and grant only RSU and restricted stock awards to the executives. The Compensation/Benefits Committee also determined to utilize a consistent mix of performance-vested RSUs and time-based restricted stock for all the NEOs and have at least 50% of the total long-term incentive awards vest based on our performance. Finally, for the RSU awards, the Compensation/Benefits Committee added another performance level for the Consolidated Carolina Financial Pre-Tax Operating EPS goal: “Maximum” where 150% of the RSUs are vested.

2019 Long-Term Incentive Awards. For the NEOs, the Compensation/Benefits Committee granted equity awards on January 23, 2019, consisting of 50% performance-vested RSUs and 50% time-vested restricted stock.

•	The performance-vested RSUs are earned based on cumulative Consolidated Carolina Financial Operating EPS for the two-year performance period ending 12/31/2020 assuming the NEO remains employed by the Company through the vesting date.
•	Consolidated Carolina Financial Operating EPS excludes gains or losses from securities, gains or losses from the extinguishment of debt, other than temporary impairment (“OTTI”), fair value adjustments on swaps, bulk servicing sale gain or loss, MSR impairment, and merger-related expenses.
•	The Compensation/Benefits Committee conducted a thorough process in setting the Consolidated Carolina Financial Operating EPS target and deemed it to be rigorous and challenging with a reasonable likelihood of achievement, after taking into consideration macroeconomic conditions, the annual operating plan and historical performance.
•	This measure was selected because this metric focuses management on items that align with our most critical strategic priorities of improving profitability and controlling expenses and gives recipients a clear line of sight into how executing on operating measures drives the achievement of performance and earning awards.
24

•	The performance-vested RSU awards are granted at the target level and the number of RSUs that will vest depends on our attainment of Consolidated Carolina Financial Operating EPS during the performance period on a pro-rata basis at the Threshold, Target or Maximum level.
•	The time-based restricted stock awards vest ratably subject to the NEO’s continuous employment with the Company through the third anniversary of the grant date.

	Time-Based
	Restricted Stock	Performance-Based RSUs (GDFV $)(1)
Name	(GDFV $)(1)	Threshold	Target	Maximum
Rexroad	$168,000	$84,000	$168,000	$252,000
Gehman	$57,000	$28,500	$57,000	$85,500
Huggins	$40,000	$20,000	$40,000	$60,000
Morrow	$50,000	$—	$—	$—
Williams	$75,000	$37,500	$75,000	$112,500

	Time-Based
	Restricted Stock	Performance-Based RSUs (# Units)
Name	(# Shares)	Threshold	Target	Maximum
Rexroad	4,960	2,480	4,960	7,440
Gehman	1,683	842	1,683	2,525
Huggins	1,181	591	1,181	1,772
Morrow	1,476	—	—	—
Williams	2,214	1,107	2,214	3,321

(1) Grant date fair value.

Vesting of 2018 Performance-Based Restricted Stock Unit Awards. On January 24, 2018, the Compensation/Benefits Committee granted performance-vested RSUs to each of our NEOs. The vesting of these RSUs was dependent on achieving pre-determined levels of cumulative Carolina Financial Pre-tax Operating EPS measured over the two-year performance period from January 1, 2018 through December 31, 2019. The Compensation/Benefits Committee believes a two-year performance period is appropriate for these awards. This approach maintains multi-year goals, while reducing the impact of non-controllable events on the goal setting process.

Target performance over the two-year period represented Consolidated Carolina Financial Operating EPS of $6.99, Threshold performance represented Consolidated Carolina Financial Operating EPS of $6.29, and Maximum performance represented Consolidated Carolina Financial Operating EPS of $7.26. Actual performance represented Consolidated Carolina Financial Operating EPS of $7.50 which was above the Maximum performance guidelines established by the Compensation/Benefits Committee. As a result, the performance RSUs granted in January 2018 with a two-year performance period ended December 31, 2019 vested 15,051 shares at $38.23 per share on January 30, 2020.

	2018-2019 Performance Goals
	Threshold	Target	Maximum	Actual Results
Consolidated Carolina Financial Operating Earnings Per Share	$6.29	$6.99	$7.26	$7.50

Additional Compensation Policies and Practices

401(k) Plan. Other compensation to our NEOs consists primarily of the broad-based benefits that we provide to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Our 401(k) plan is a tax-qualified retirement savings plan pursuant to which all eligible employees, including executive officers, are able to contribute up the limit prescribed by the Internal Revenue Service on a before-tax or after-tax basis. We match 4.5% of the first 6% of the employee’s contribution, subject to such IRS limitations. We may also provide an annual discretionary contribution to all employees equal to a certain percentage of eligible pay. Company contributions are deposited into investment funds based on participants’ directions.

Elite LifeComp Agreement. CresCom Bank entered into a split dollar life insurance agreement with Mr. Huggins in order to provide Mr. Huggins with target retirement and death benefits following termination of employment. Under this agreement, referred to as the LifeComp Agreement, Mr. Huggins is named as the policy owner, but CresCom Bank , until 2019 as explained below, paid the premiums on his policy and was entitled to recover a death benefit of $1.8 million under the policy as key man insurance. While the agreement was in place, CresCom Bank annually paid Mr. Huggins an amount that was deemed to be, initially, a partial premium payment, and later, an incremental increase in Mr. Huggins’ interest in the policy’s cash surrender value. Also, while the agreement was in place and during the term of Mr. Huggins employment, CresCom Bank paid to Mr. Huggins an amount sufficient to cover the interest payments owed by Mr. Huggins to CresCom Bank on the loans, and also additional amounts to cover federal income taxes to which Mr. Huggins becomes subject upon payment of bonuses.

In February 2019, CresCom Bank terminated the split dollar life insurance agreement with Mr. Huggins. As a result, CresCom Bank no longer makes premium payments on Mr. Huggins’ behalf for the split dollar life insurance policy.

Clawback Policy. We adopted the Incentive Compensation Clawback Policy effective January 23, 2019. In the event that both (a) the Company is required to prepare an accounting restatement for periods that end on or after the effective date of this policy due to material noncompliance of the Company with any financial reporting requirement under the U.S. federal securities laws, and (b) the Board of Directors, in its sole discretion, determines that an act or omission of a current or former executive officer of the Company contributed to the circumstances requiring the restatement and that such act or omission involved fraud or intentional misconduct, then the Company will use reasonable efforts to recover from such person up to 100% of any incentive-based compensation from the Company during the three-year period preceding the date on which the Company is required to make such restatement.

Insider Trading Policy. Our insider trading policy applies to all of our officers and Directors and expressly prohibits the unauthorized disclosure of material nonpublic information regarding the Company and the use of such material nonpublic information to trade in our securities. The policy also provides guidelines for blackout periods for trading in the Company’s securities related to earnings and other specific events and requires all executive officers and Directors to obtain pre-clearance at least two days prior to commencing any transactions related to the Company’s securities.

Tax and Accounting Considerations. Section 162(m) of the Code limits our ability to deduct certain compensation in excess of $1,000,000 paid to our chief executive officer and to certain other executives. Prior to 2018, this limitation generally did not apply to compensation that qualified under applicable regulations as "performance-based." In line with this, we historically aimed to design and approve the performance-based compensation paid to our named executive officers so that such compensation would satisfy the requirements for deductibility under Section 162(m). Prior to 2018, the Compensation/Benefits Committee considered Section 162(m) when making compensation decisions. However, other considerations, such as providing our named executive officers with competitive and adequate incentives to remain with us and increase our business operations, financial performance and prospects, as well as rewarding extraordinary contributions, also significantly factored into the Compensation/Benefits Committee's decisions.

In December 2017, the Tax Cuts and Jobs Act was enacted. Under the Tax Cuts and Jobs Act, the qualified performance-based compensation exception to Section 162(m) that generally provided for the continued deductibility of performance-based compensation was repealed, effective for tax years commencing on or after January 1, 2018. Accordingly, commencing with our fiscal year ended December 31, 2018, compensation to our named executive officers in excess of $1,000,000 will not be deductible unless it is paid pursuant to a written binding contract that was in effect on November 2, 2017, and not modified in any material respect on or after such date. Performance-based compensation awarded to our named executive officers for periods prior to November 2, 2017, may potentially continue to qualify for the performance-based compensation exemption under Section 162(m). The United States Treasury has not yet issued comprehensive final guidance on limitations on the continued deductibility of these awards. Accordingly, the future deductibility of these grandfathered awards is uncertain and cannot be guaranteed.

Compensation/Benefits Committee Report. The members of our Compensation/Benefits Committee have reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management. Based upon such review and discussions, our Compensation/Benefits Committee approved such section be included in this Amendment No. 1 on Form 10-K for the year ended December 31, 2019.

By the Compensation/Benefits Committee of the board of directors of Carolina Financial Corporation,

Thompson E. Penney
Frederick N. Holscher
Robert G. Clawson, Jr.
Daniel H. Isaac, Jr.

Summary Compensation Table

The following table shows the compensation we paid for the years ended December 31, 2019, 2018, and 2017 to our Chief Executive Officer, Chief Financial Officer, and the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer during such periods.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Jerold L. Rexroad	2019	$560,000	$—	$336,000	$—	$394,800	$48,112	$1,338,912
Director, President and Chief	2018	$540,000	$—	$346,784	$—	$407,300	$48,871	$1,342,955
Executive Officer	2017	$495,000	$35,000	$194,747	$85,001	$437,766	$49,213	$1,296,727

David L. Morrow	2019	$448,000	$—	$50,000	$—	$255,304	$48,112	$801,416
Director, Executive Vice	2018	$435,000	$—	$150,108	$—	$201,998	$44,785	$831,891
President; Chief Executive Officer of CresCom Bank	2017	$404,000	$25,000	$76,684	$56,503	$271,925	$44,802	$878,914

M. J. Huggins, III [5]	2019	$337,000	$—	$80,000	$—	$182,125	$97,896	$697,021
Executive Vice President and	2018	$293,000	$—	$79,786	$—	$141,134	$84,798	$598,718
Secretary; President of CresCom Bank	2017	$272,500	$7,500	$38,606	$25,004	$186,492	$84,640	$614,742

William A. Gehman III	2019	$280,000	$—	$114,000	$—	$164,500	$22,202	$580,702
Executive Vice President and	2018	$270,000	$10,000	$120,120	$—	$137,072	$23,758	$560,950
Chief Financial Officer	2017	$240,000	$20,000	$72,027	$39,998	$164,250	$17,935	$554,210

Fowler Williams	2019	$339,000	$—	$150,000	$—	$122,040	$29,543	$640,583
President and Chief Executive	2018	$329,000	$—	$148,028	$—	$57,575	$28,907	$563,510
Officer of Crescent Mortgage Company	2017	$319,000	$—	$115,010	$25,004	$98,855	$29,212	$587,081

(1) All 2019, 2018 and 2017 stock awards were issued from our 2013 Equity Incentive Plan. In 2019, 4,960 shares of restricted stock and 4,960 restricted stock units were awarded to Mr. Rexroad; 1,476 shares of restricted stock were awarded to Mr. Morrow, 1,181 shares of restricted stock and 1,181 restricted stock units were awarded to Mr. Huggins, 1,683 shares of restricted stock and 1,683 restricted stock units were awarded to Mr. Gehman, and 2,214 shares of restricted stock and 2,214 restricted stock units were awarded to Mr. Williams.

In 2018, 4,178 shares of restricted stock and 4,178 restricted stock units were awarded to Mr. Rexroad; 1,677 shares of restricted stock and 1,677 restricted stock units were awarded to Mr. Morrow, 851 shares of restricted stock and 851 restricted stock units were awarded to Mr. Huggins, 1,393 shares of restricted stock and 1,393 restricted stock units were awarded to Mr. Gehman, and 1,934 shares of restricted stock and 1,934 restricted stock units were awarded to Mr. Williams. In addition, Mr. Rexroad, Mr. Morrow and Mr. Huggins, and Mr. Gehman, were awarded 747, 602, and 405, and 373 shares of common stock, respectively, for meeting certain performance thresholds related to their 2018 incentive compensation plans.

In 2017, 2,751 shares of restricted stock and 2,751 restricted stock units were awarded to Mr. Rexroad, 1,828 restricted stock units were awarded to Mr. Morrow, 809 restricted stock units were awarded to Mr. Huggins, 971 shares of restricted stock and 971 restricted stock units were awarded to Mr. Gehman, and 2,104 shares of restricted stock and 1,618 restricted stock units were awarded to Mr. Williams. In addition, Mr. Rexroad, Mr. Morrow, Mr. Huggins, and Mr. Gehman were awarded 638, 521, 351, and 310 shares of common stock, respectively, for meeting certain performance thresholds related to their 2017 incentive compensation plans

The value for each of these awards is its grant date fair value calculated by multiplying the number of shares subject to the award by the closing market price per share for the day prior to the date such award was granted, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2) All 2017 options awards were issued from the 2013 Equity Incentive Plan. No options have been issued in 2018 or 2019.

In 2017, Mr. Rexroad was awarded 8,441 options, Mr. Morrow was awarded 5,611 options, Mr. Huggins was awarded 2,483 options, Mr. Gehman was awarded 3,972 options, and Mr. Williams was awarded 2,483 options. Options granted to Mr. Rexroad, Mr. Morrow, Mr. Huggins, Mr. Gehman, and Mr. Williams in 2017 vest over three years ratably.

The value for each of these awards is its grant date fair value calculated by multiplying the number of shares subject to the award by the Black Scholes fair value per share, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3) Amounts awarded for each year under one or more of our cash incentive plans and related bonuses were paid in the subsequent fiscal year. Bonus compensation for Messrs. Rexroad, Morrow, Huggins, Gehman and Williams was determined by the Compensation/Benefits Committee of the Board for meeting certain performance thresholds related to their 2019 incentive compensation plans.

(4) All other compensation includes the Company’s contributions under the 401(k) Plan, dividends on unvested restricted stock, car allowances and amounts paid by the Company for health and dental insurance for the named executives. In 2019 Mr. Huggins received $52,572 in relocation payments. In addition, payments in connection with the LifeComp split dollar life insurance agreement were paid for Mr. Huggins in 2018 and 2017. Under the agreement, CresCom paid, among other things, the premiums on each policy and additional amounts to the executive to cover federal income taxes owed with respect to his deemed bonuses under the LifeComp Agreement. In 2018 and 2017, we allocated $24,000 in life insurance premiums to Mr. Huggins. In 2018 and 2017, we also paid $16,000 in other compensation to Mr. Huggins to cover federal income taxes owed with respect to the deemed bonuses. In February 2019, CresCom Bank terminated the split dollar life agreement with Mr. Huggins. As a result, beginning in 2019, CresCom Bank no longer made premium payments on Mr. Huggins’ behalf for the split dollar life insurance policy.

(5) Mr. Huggins’ annual salary reflects an increase during 2019 related to a promotion, including the assumption of additional duties.

GRANTS OF PLAN-BASED AWARDS

			Estimated future payouts under nonequity			Estimated future payouts under equity
			incentive plan awards			incentive plan awards
									All other	All other
									stock	option
									awards:	awards:	Exercise or	Grant date
									Number	Number	base price	fair value
									of shares	of securities	of option	of stock
									of stock	underlying	awards	and option
Name	Plan Description(4)	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or units (#)	options (#)	($/sh)	awards
Rexroad	Long-Term Equity Incentives-Variable Pay-Restricted Stock Grant	1/23/2019	$—	$—	$—	—	—	—	4,960	—	$—	$168,000
	Long-Term Equity Incentives-Variable Pay-Restricted Stock Units(1)	1/23/2019	$—	$—	$—	2,480	4,960	7,440	—	—	$—	$168,000
	Banking Segment Annual Supermax Bonus-Variable Pay(2)	1/23/2019	$—	$—	$84,000	—	827	—	—	—	$—	$28,000
	Banking Segment Annual Cash Bonus Plan-Variable Pay(3)	1/23/2019	$168,000	$336,000	$504,000	—	—	—	—	—	$—	$—
Gehman	Long-Term Equity Incentives-Variable Pay-Restricted Stock Grant	1/23/2019	$—	$—	$—	—	—	—	1,683	—	$—	$57,000
	Long-Term Equity Incentives-Variable Pay-Restricted Stock Units(1)	1/23/2019	$—	$—	$—	842	1,683	2,525	—	—	$—	$57,000
	Banking Segment Annual Supermax Bonus-Variable Pay(2)	1/23/2019	$—	$—	$—	—	413	—	—	—	$—	$14,000
	Banking Segment Annual Cash Bonus Plan-Variable Pay(3)	1/23/2019	$70,000	$140,000	$210,000	—	—	—	—	—	$—	$—
Morrow	Long-Term Equity Incentives-Variable Pay-Restricted Stock Grant	1/23/2019	$—	$—	$—	—	—	—	1,476	—	$—	$50,000
	Long-Term Equity Incentives-Variable Pay-Restricted Stock Units(1)	1/23/2019	$—	$—	$—	—	—	—	—	—	$—	$—
	Banking Segment Annual Supermax Bonus-Variable Pay(2)	1/23/2019	$—	$—	$—	—	661	—	—	—	$—	$22,400
	Banking Segment Annual Cash Bonus Plan-Variable Pay(3)	1/23/2019	$112,000	$224,000	$336,000	—	—	—	—	—	$—	$—
Huggins	Long-Term Equity Incentives-Variable Pay-Restricted Stock Grant	1/23/2019	$—	$—	$—	—	—	—	1,181	—	$—	$40,000
	Long-Term Equity Incentives-Variable Pay-Restricted Stock Units(1)	1/23/2019	$—	$—	$—	591	1,181	1,772	—	—	$—	$40,000
	Banking Segment Annual Supermax Bonus-Variable Pay(2)	1/23/2019	$—	$—	$—	—	458	—	—	—	$—	$15,500
	Banking Segment Annual Cash Bonus Plan-Variable Pay(3)	1/23/2019	$77,500	$155,000	$232,500	—	—	—	—	—	$—	$—
Williams	Long-Term Equity Incentives-Variable Pay-Restricted Stock Grant	1/23/2019	$—	$—	$—	—	—	—	2,214	—	$—	$75,000
	Long-Term Equity Incentives-Variable Pay-Restricted Stock Units(1)	1/23/2019	$—	$—	$—	1,107	2,214	3,321	—	—	$—	$75,000
	Crescent Mortgage Company Annual Cash Bonus Plan(3)	1/23/2019	$101,700	$169,500	$339,000	—	—	—	—	—	$—	$—
30

(1) RSUs are earned on a pro-rata basis only upon the attainment of specified Consolidated Carolina Financial Operating EPS measured over a two-year performance period. There is no award if the attainment of Consolidated Carolina Financial Operating EPS is less than Threshold. If performance is at least greater than Threshold, but less than Target, the award is 50% of the Target number of RSUs. If performance is at least Target but less than Maximum, the award is 100% of the Target number of RSUs. If Operating EPS equals or exceeds Maximum, the award is 150% of Target number of RSUs. We do not disclose forward-looking goals for our incentive programs because we consider the information competitively sensitive and we do not provide forward-looking guidance to our investors.

(2) The Banking Segment Annual Supermax Bonus is earned only if the Banking Segment achieves specified Banking Segment Operating Earnings, as defined. Upon attainment of this Operating Earnings threshold, the CEO earns 15% of base salary in cash and 5% of base salary in common stock. All other NEOs, except Williams, earn 5% of base salary in common stock. Stock payouts consist of common stock that is fully vested and free of restrictions when earned. The table above reflects the amounts to be earned and paid/granted in early 2020 if the defined level of performance were achieved in 2019.

(3) The annual bonus is based on achieving certain stated Company and Banking Segment (Messrs. Rexroad, Gehman, Morrow, Huggins) or Crescent Mortgage Company (Mr. Williams) goals. Each of these goals is weighted based on importance. The NEO can achieve a Threshold, Target and Maximum level. The goals primarily focus on Company and specified Banking Segment Operating EPS (Messrs. Rexroad, Gehman, Morrow, Huggins) or Crescent Mortgage Company Pretax Operating Earnings (Mr. Williams), as defined. In addition, there are goals for asset growth, asset quality and deposit growth metrics. The calculation of the achievement related to these goals is the annual incentive amount before application of achievement of personal objectives. Up to one third of the annual incentive amount can be reduced if the NEO does not achieve the stated personal objectives.

(4) Refer to the Summary Compensation Table and the Compensation, Discussion and Analysis for detail of awards earned for 2019.

Outstanding Equity Awards at Fiscal Year-End

The following table summarized outstanding equity awards to our named executive officers at December 31, 2019:

	Equity Incentive Plan Awards
	Stock Options								Restricted Stock Awards		Restricted Stock Units
										Market		Market
									Number of	Value of	Number of	Value of
									Restricted	Restricted	Restricted	Restricted
			Number of				Original	Remaining	Stock	Stock Awards	Stock	Stock Units
	Number of Vested Stock		Unvested	Option	Option		Vesting	Vesting	Awards	That Have	Units That	That Have
	Options(1)		Stock	Exercise	Expiration	Vesting	Period in	Period in	That Have	Not Vested	Have Not	Not Vested
Name	Exercisable	Unexercisable	Options	Price	Date	Method	Years	Years	Not Vested	(2)	Vested	(2)
Rexroad	78,902	—	—	$4.17	4/25/2023				9,662	$417,688	9,138	$395,036
	24,590	—	—	$11.58	1/21/2025
	16,613	—	—	$16.56	1/20/2026
	3,000	—	1,000	$16.83	3/16/2026	Ratable	4	1
	5,627	—	2,814	$30.90	2/15/2027	Ratable	3	1

Gehman	—	—	1,000	$16.83	3/16/2026	Ratable	4	1	2,935	$126,880	3,076	$132,975
	—	—	1,324	$30.90	2/15/2027	Ratable	3	1

Morrow	26,299	—	—	$4.17	4/25/2023				2,594	$112,139	1,677	$72,497
	14,052	—	—	$11.58	1/21/2025
	9,229	—	—	$16.56	1/20/2026
	3,741	—	1,870	$30.90	2/15/2027	Ratable	3	1

Huggins	6,576	—	—	$4.17	4/25/2023				1,748	$75,566	2,032	$87,843
	6,576	—	—	$8.54	4/23/2024
	5,621	—	—	$11.58	1/21/2025
	3,584	—	—	$16.56	1/20/2026
	1,655	—	828	$30.90	2/15/2027	Ratable	3	1

Williams	—	—	828	$30.90	2/15/2027	Ratable	3	1	4,205	$181,782	4,148	$179,318

(1) Represents vested stock options that have vested that are exercisable, or unexercisable due to some additional restriction.

(2) Market value is based on the December 31, 2019 closing price of $43.23 per share.

OPTIONS EXERCISED AND STOCK VESTED

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#) (1)	Value realized on exercise ($) (2)	Number of shares acquired on vesting (#) (3)	Value realized on vesting ($) (4)
Rexroad	—	—	8,673	$305,906
Gehman	37,210	$1,128,261	2,635	$92,955
Morrow	—	—	1,497	$53,471
Huggins	—	—	2,989	$106,778
Williams	7,031	$154,303	4,473	$156,501

(1) Reflects the number of shares of stock exercised pursuant to the stock-based benefit plan by each NEO.

(2) Value realized is based on the market value of the underlying shares on the exercise date, less the cost to exercise.

(3) Reflects the number of shares of stock that have vested pursuant to the stock-based benefit plan by each NEO.

(4) Value realized is based on the market value of the underlying shares on the vesting date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Company has entered into an employment agreement with Mr. Rexroad, its President and Chief Executive Officer. CresCom Bank has entered into employment agreements with Mr. Morrow, its Chief Executive Officer, Mr. Huggins, its President and Mr. Gehman, its Chief Financial Officer. Crescent Mortgage Company has entered into an employment agreement with Mr. Williams, its Chief Executive Officer.

The employment agreements for Messrs. Rexroad, Morrow and Huggins provide that upon the occurrence of an “Event of Termination”, as defined in the agreements, the Company or Bank, as applicable, will pay the executive, beneficiary, or estate three times the average over the past three years of the executive’s annualized base salary, all other cash compensation and contributions made on the executive’s behalf to Company-sponsored employee benefit plans.

The employment agreement for Mr. Gehman provides that upon the occurrence of an “Event of Termination”, as defined in the agreement, the Bank will pay Mr. Gehman one and one-half times the executive’s base salary at the rate in effect on the date of termination. The employment agreement for Mr. Williams provides that upon the occurrence of an “Event of Termination”, as defined in the agreement, Crescent Mortgage Company will pay Mr. Williams one times the executive’s base salary at the rate in effect on the date of termination.

If the executive’s employment is terminated without cause as an “Event of Termination”, the executive agrees that for a period of one year the executive will not compete with the Company or Bank within 30 miles of the Company’s main office, except for Mr. Williams where the non- compete is the Atlanta metropolitan statistical area.

The employment agreements for Messrs. Rexroad, Morrow and Huggins also provide that upon the occurrence of a “Change in Control”, as defined in the agreements, the Company or Bank as applicable, will pay the executive, beneficiary, or estate 2.99 times the average over the past five years of the sum of the executive’s “annual compensation”, as defined in the agreements, and contributions made on behalf of the executive for Company-sponsored employee benefit plans. The employment agreements for Messrs. Gehman and Williams provide that upon the occurrence of a “Change in Control”, as defined in the agreements, the Bank or Crescent Mortgage Company, as applicable, will pay the executive, beneficiary, or estate two times the average over the preceding five calendar years of the executive’s “annual compensation”, as defined in the agreements.

The disclosure under the heading “The Merger — Interests of Certain Carolina Financial Directors and Executive Officers in the Merger” in the prospectus and joint proxy statement filed by United Bankshares, Inc. and the Company on February 13, 2020, is incorporated by herein by reference.

Elite LifeComp Program

CresCom Bank entered into a split dollar life insurance agreement with Mr. Huggins in order to provide Mr. Huggins with target retirement and death benefits following termination of employment. Under this agreement, referred to as the LifeComp Agreement, Mr. Huggins is named as the policy owner, but CresCom Bank, until 2019 as explained below, paid the premiums on his policy for a period of years and was entitled to recover a death benefit of $1.8 million under the policy as key man insurance. While the agreement was in place, CresCom Bank annually paid Mr. Huggins an amount that was deemed to be, initially, a partial premium payment, and later, an incremental increase in Mr. Huggins’ interest in the policy’s cash surrender value. Also, while the agreement was in place during the term of Mr. Huggins employment, CresCom Bank paid to Mr. Huggins an amount sufficient to cover the interest payments owed by Mr. Huggins to CresCom Bank on the loans, and also additional amounts to cover federal income taxes to which Mr. Huggins becomes subject upon payment of bonuses.

In February 2019, CresCom Bank terminated the split dollar life insurance agreement with Mr. Huggins. As a result, CresCom Bank no longer makes premium payments on Mr. Huggins’ behalf for the split dollar life insurance policy.

The amounts of total compensation payable to each officer upon termination in accordance with the employment agreements are shown in the table below. The amounts assume that such termination was effective as of December 31, 2019 (the last day of the fiscal year), and thus include amounts earned through such time and are estimates of the amounts that would have been paid out to the executives upon their termination as of such date. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

		Voluntary	Death	Disability(3)	Non-CIC Severance	Change in Control(4)(5)	Termination Subsequent to CIC(4)(5)
Rexroad	Stock Options	$—	$—	$—	$—	$61,097	$—
	Restricted Stock Units	$—	$—	$—	$—	$417,688	$—
	Performance Stock Units(1)	$378,133	$378,133	$378,133	$378,133	$485,343	$—
	Salary Continuation/Cash Severance	$—	$560,000	$1,306,667	$3,026,000	$—	$2,712,682
	Pro-Rata Bonus(2)	$394,800	$394,800	$394,800	$394,800	$—	$394,800
	Welfare Benefits	$—	$6,866	$—	$16,278	$—	$20,958
	Excise Tax Gross-Up	$—	$—	$—	$—	$—	$—
Total		$772,933	$1,339,799	$2,079,599	$3,815,210	$964,128	$3,128,440

Morrow	Stock Options	$—	$—	$—	$—	$23,057	$—
	Restricted Stock Units	$—	$—	$—	$—	$112,139	$—
	Performance Stock Units(1)	$108,745	$108,745	$108,745	$108,745	$108,745	$—
	Salary Continuation/Cash Severance	$—	$448,000	$1,335,413	$2,187,877	$—	$1,958,812
	Pro-Rata Bonus(2)	$255,304	$255,304	$255,304	$255,304	$—	$255,304
	Welfare Benefits	$—	$6,866	$—	$20,819	$—	$20,958
	Excise Tax Gross-Up	$—	$—	$—	$—	$—	$—
Total		$364,049	$818,915	$1,699,462	$2,572,744	$243,941	$2,235,074

Huggins	Stock Options	$—	$—	$—	$—	$10,209	$—
	Restricted Stock Units	$—	$—	$—	$—	$75,566	$—
	Performance Stock Units(1)	$80,710	$80,710	$80,710	$80,710	$106,238	$—
	Salary Continuation/Cash Severance	$—	$310,000	$924,058	$1,660,726	$—	$1,469,890
	Pro-Rata Bonus(2)	$182,125	$182,125	$182,125	$182,125	$—	$182,125
	Welfare Benefits	$—	$9,548	$—	$28,810	$—	$29,004
	Excise Tax Gross-Up	$—	$—	$—	$—	$—	$—
Total		$262,835	$582,383	$1,186,894	$1,952,372	$192,013	$1,681,019

Gehman	Stock Options	$—	$—	$—	$—	$42,725	$—
	Restricted Stock Units	$—	$—	$—	$—	$126,880	$—
	Performance Stock Units(1)	$126,707	$126,707	$126,707	$126,707	$163,085	$—
	Salary Continuation/Cash Severance	$—	$280,000	$—	$420,000	$—	$835,906
	Pro-Rata Bonus(2)	$164,500	$164,500	$164,500	$164,500	$—	$164,500
	Welfare Benefits	$—	$9,548	$—	$11,795	$—	$14,502
	Cut-Back to prevent application of Section 280G	$—	$—	$—	$—	$—	$—
Total		$291,207	$580,755	$291,207	$723,002	$332,690	$1,014,908

Williams	Stock Options	$—	$—	$—	$—	$10,209	$—
	Restricted Stock Units	$—	$—	$—	$—	$181,782	$—
	Performance Stock Units(1)	$173,266	$173,266	$173,266	$173,266	$221,121	$—
	Salary Continuation/Cash Severance	$—	$339,000	$—	$339,000	$—	$1,365,186
	Pro-Rata Bonus(2)	$122,040	$122,040	$122,040	$122,040	$—	$122,040
	Welfare Benefits	$—	$6,031	$—	$9,046	$—	$9,046
	Cut-Back to prevent application of Section 280G	$—	$—	$—	$—	$—	$—
Total		$295,306	$640,337	$295,306	$643,352	$413,113	$1,496,272

Note: The values reflected for equity awards above are based on an end of year stock price of $43.23 which was the closing price on December 31, 2019.

(1) Upon all terminations (other than for termination for Cause or following a Change in Control), the executive is entitled to a pro rata portion of any incentives actually earned for the year. The amounts reported above include the full amounts earned for the 2018 grant and 50% of the amounts for the 2019 grant (assuming target performance).

(2) Upon all terminations (other than for termination for Cause), the executive is entitled to a pro rata amount of any incentives actually earned for the year. The amounts reported above are the full amount earned for 2019 and reported in the Summary Compensation Table.

(3) Salary continuation amounts shown in this column are reduced by payments from our disability plan for all employees and any disability payments from Social Security.

(4) Upon a Change in Control, all equity awards vest in full.

(5) Upon a Change in Control and termination of the executive, the executive is entitled to the sum of the amounts in the “Change in Control” and “Termination Subsequent to CIC” columns.

CEO Pay Ratio

Item 402(u) of Regulation S-K, implementing a requirement of the Dodd-Frank Wall Street Reform and Consumer Protection Act, requires that we disclose a ratio that compares the annual total compensation of our median employee to that of our CEO.

In order to determine the median employee, we prepared a list of all employees, other than our CEO, as of December 31, 2019, along with their gross income as reported on IRS form W-2 for 2019. The gross income as reported on IRS form W-2 for 2019 was annualized for those employees that were not employed for the full year.

After identifying the median employee, we calculated that employee’s annual total compensation using the same methodology we use for our NEOs as set forth in the 2019 Summary Compensation Table in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K. The annual total compensation for 2019 for the CEO was $1,338,912 and for the median employee was $41,495. The resulting ratio of our CEO’s pay to that of our median employee for 2019 was 32 to 1.

Compensation/Benefits Committee Interlocks and Insider Participation

The members of the Compensation/Benefits Committee during 2019 were Messrs. Penney, Clawson, Holscher, and Isaac. No member of the Compensation/Benefits Committee was at any time during 2019 or at any other time an officer or employee of the Company or any of its subsidiaries, and no member of the Compensation/Benefits Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. No executive officer of the Company has served on the board of directors or Compensation/Benefits Committee of any other entity that has or has had one or more executive officers who served as a member of the Compensation/Benefits Committee during 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Management and Directors

The following table shows how many shares of common stock are owned by the directors , the named executive officers, and all directors and executive officers as a group as of April 9, 2020. Unless otherwise indicated, the mailing address for each beneficial owner is care of Carolina Financial Corporation, 288 Meeting Street, Charleston, South Carolina 29401.

Directors and Named Executive Officers	Age	Number of Shares Beneficially Owned (1)(2)(3)(4)(5)	Percent of Beneficial Ownership(6)(7)
W. Scott Brandon	56	156,613	0.63%
Robert G. Clawson, Jr.(1)	77	152,687	0.61%
Lindsey A. Crisp	48	7,711	0.03%
Jeffery L. Deal, M.D.	65	16,709	0.07%
William Gehman	59	46,233	0.19%
Gary M. Griffin	65	22,262	0.09%
Frederick N. Holscher	72	64,914	0.26%
M. J. Huggins, III	57	80,496	0.32%
Daniel Isaac	68	79,649	0.32%
Beverly Ladley	53	1,306	0.01%
Robert M. Moïse, CPA	71	118,270	0.48%
David L. Morrow	69	165,510	0.66%
Thompson E. Penney	69	32,197	0.13%
Jerold L. Rexroad	59	388,165	1.55%
Johnathan L Rhyne Jr	64	47,561	0.19%
Claudius E. Watts, IV	58	71,143	0.29%
Fowler Williams	45	36,342	0.15%
All Directors and Named Executive Officers as a Group (17 persons)		1,487,768	5.94%

(1) Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse, holds in an IRA or SEP, or holds in a trust as trustee for the benefit of himself or herself, unless otherwise indicated in these footnotes.

(2) Includes unvested shares of restricted stock, as to which the directors and executive officers have full voting privileges. The shares are as follows: Mr. Gehman, 3,122 shares, Mr. Huggins, 2,149 shares; Mr. Morrow, 1,906 shares; Mr. Rexroad, 9,225 shares; Mr. Williams 4,142 shares.

(3) There were no shares included that may be acquired within 60 days of April 9, 2020 by exercising vested stock options or unvested stock options that will vest within 60 days of April 9, 2020.

(4) Excludes shares of common stock owned by or for the benefit of family members of the following director, who disclaims beneficial ownership of such shares: Mr. Clawson, 13,272 shares.

(5) Includes shares that have been pledged as security on loans: Mr. Brandon, 10,000 shares; Mr. Isaac, 74,787 shares; and Mr. Rexroad, 100,000 shares.

(6) For each individual, this percentage is determined by assuming the named person exercises all options which he or she has the right to acquire within 60 days, but that no other person exercises any options. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options which he or she has the right to acquire within 60 days but that no other persons exercise any options.

(7) Based on the Company’s shares outstanding as of April 9, 2020, which includes the shares issued to Carolina Trust’s shareholders.

Security Ownership of Certain Beneficial Owners

The following table sets forth the number and percentage of shares of common stock that exceed 5% beneficial ownership (determined in accordance with Rule 13d-3 under the Exchange Act) by any single person or group, as known by Carolina Financial:

Name and Address of Beneficial	Number of	Percentage of
Owner	Shares	Class(3)
BlackRock, Inc.(1)	1,750,152	7.05%
55 East 52nd Street
New York, NY 10055

Janus Henderson Group PLC(2)	1,324,525	5.33%
201 Bishopsgate EC2M 3AE
United Kingdom

(1) Beneficial ownership of BlackRock, Inc. is based on its Schedule 13G/A filed with the U.S. Securities and Exchange Commission on February 5, 2020. BlackRock, Inc. reported that it has sole voting power or to direct to vote 1,696,853 shares of common stock and sole power to dispose or direct the disposition of 1,750,152 shares of common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(2) Beneficial ownership of Janus Henderson Group PLC is based on its Schedule 13G filed with the U.S. Securities and Exchange Commission on February 13, 2020. Janus Henderson Group PLC reported that it has shared voting power to vote or to direct to vote 1,324,525 shares of common stock and shared power to dispose or direct the disposition of 1,324,525 shares of common stock. The address of Janus Henderson Group PLC is 201 Bishopsgate EC2M 3AE, United Kingdom, Citizenship: Jersey, Channel Islands.

(3) Based on the Company’s shares outstanding as of February 5, 2020, which includes the shares issued to Carolina Trust’s shareholders.

Equity Compensation Plans

Number of securities
	Number of securities	Weighted-average	remaining available
	to be issued upon	exercise price	for future issuance
	exercise of	of outstanding	under equity
	outstanding options,	options, warrants	compensation
	warrants and rights	and rights	plans
Equity compensation plans approved by security holders	260,213	$10.75	173,637
Equity compensation plans not approved by security holders	—	$—	—
	260,213	$10.75	173,637

The equity compensation plans included in the table above are the Carolina Financial Corporation 2013 Equity Incentive Plan and the First South Bancorp Inc. 2008 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The Bank has followed a policy of granting commercial and consumer loans, and loans secured by one-to-four family real estate to officers, directors and employees. Loans to directors and executive officers are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with the general public prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features.

All loans by the Bank to its directors and executive officers are subject to federal regulations restricting loan and other transactions with affiliated persons of the Bank. Federal law generally requires that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates, subject to limited exceptions. Loans to all directors, executive officers, and their associates totaled $19.1 million at December 31, 2019, which was 2.6% of the Company’s stockholders’ equity at that date. There were no loans outstanding to any director, executive officer or their affiliates at preferential rates or terms, which in the aggregate exceeded $100,000 during the year ended December 31, 2019. All loans to directors and officers were performing in accordance with their terms at December 31, 2019.

In addition, Brandon Advertising, Inc. is the marketing agency of record for the Bank. Mr. Brandon, one of the Company’s directors, is the sole owner and chief executive officer of Brandon Advertising, Inc. During the year ended December 31, 2019, the total payments made to Brandon Advertising, Inc. were $1.4 million, which included media buys paid by Brandon Advertising, Inc. on behalf of the Company. Brandon Advertising, Inc. received revenues of approximately $573,000 from the Company as a result of these payments.

We have a written policy that governs the identification, approval, ratification, and monitoring of transactions with related parties. The Board of Directors of the Company must approve all such transactions under the policy. No member of the Board of Directors may participate in any review or approval of a transaction with respect to which such member or any of his family members is a related person. Transactions with related parties are reviewed annually by the Corporate Governance/Nominating Committee.

The Board of Directors annually evaluates the independence of its members based on Item 407(a) of Regulation S-K and NASDAQ Rule 5605(a)(2). In addition, the Board of Directors annually evaluates the independence of its Audit Committee and Compensation/Benefits Committee members based on NASDAQ Rules 5605(c)(2) and (d)(2), respectively. The Company’s corporate governance guidelines and principles require that a majority of the Board of Directors be composed of directors who meet the requirements for independence established by these standards. The Board of Directors has concluded that the Company has a majority of independent directors and that the Board of Directors meets the standards of NASDAQ Rule 5605(a)(2). The Board of Directors has also concluded that the members of the Audit Committee meet the standards of NASDAQ Rule 5605(c) and that the members of the Compensation/Benefits Committee meet the standards of NASDAQ Rule 5605(d)(2).

The Board of Directors has determined that directors Clawson, Crisp, Deal, Griffin, Holscher, Isaac, Ladley, Moïse, Penney, Rhyne, and Watts are independent taking into account the matters discussed under “Certain Relationships and Related Transactions.” Mr. Rexroad, the Company’s President and Chief Executive Officer, and Mr. Morrow, the Company’s Executive Vice President, are not considered to be independent as they are also executive officers of the Company. Mr. Brandon is not considered independent due to the extent of the Company’s vendor relationship with companies that he owns.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm. Elliott Davis, LLC was our independent registered public accounting firm during the fiscal years ended December 31, 2019 and 2018 and provided Audit and Audit-related services. The following table shows the fees that the Company paid for services performed in the fiscal year ended December 31, 2019 and 2018:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Audit Fees	$403,615	$360,435
Audit-Related Fees	34,315	41,470
All Other Fees	—	—
Total	$437,930	$401,905

Audit Fees. This category includes the aggregate fees billed for professional services rendered by our independent registered public accounting firm during the 2019 and 2018 fiscal years for the audit of our annual financial statements, internal financial reporting controls, HUD audits, review of annual reports on Form 10-K, and review of quarterly reports on Form 10-Q.

Audit-Related Fees. For 2019, audit-related fees consisted of services rendered in connection with the filing of our Registration Statement on Form S-4 in connection with our merger with United Bankshares, Inc. and the audit procedures performed in connection with our acquisition of Carolina Trust. For 2018, audit-related fees consisted of services rendered in connection with our 2018 capital raise and our filings related to our acquisitions of Greer and First South. All audit-related fees incurred by us were approved in advance by the Audit Committee as required by its charter.

Tax Fees. This category includes the aggregate fees billed for services related to corporate tax compliance, as well as counsel and advisory services. Elliott Davis, LLC did not bill us for any such services for the fiscal years ended December 31, 2019, and 2018.

All Other Fees. Elliott Davis, LLC did not bill us for any services for the fiscal years ended December 31, 2019 and 2018 other than for the services described above.

Pre-Approval Policy. In general, the Audit Committee is required to pre-approve all audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The independent auditors provide the Audit Committee with an annual engagement letter outlining the scope of the audit and permissible non-audit services proposed for the fiscal year, along with a fee proposal. The scope and fee proposal is reviewed with the internal auditor, the Audit Committee chair, and, when appropriate, our management for their input (but not their approval). Once approved by the Audit Committee, the services outlined in the engagement letter will have specific approval. All other audit and permissible non-audit services that have not been approved in connection with the independent auditor’s engagement letter for the applicable year must be specifically pre-approved by the Audit Committee under the same process as noted above, where practicable. The independent auditors shall not perform any prohibited non-audit services described in Section 10A(g) of the Exchange Act. The Audit Committee must specifically pre-approve any proposed services that exceed pre-approved cost levels. All services provided by Elliott Davis, LLC, and all fees related thereto, were approved pursuant to the pre-approval policy.

The Audit Committee believes that the independent auditor can provide tax services to us, such as tax compliance, tax planning and tax advice, without impairing the auditor’s independence. The Audit Committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A list of financial statements filed herewith is contained in Part II, Item 8, “Financial Statements and Supplementary Data,” of the Original Filing and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements. The exhibits required by this Item are contained in the Exhibit Index of this Amendment and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Merger by and between Carolina Financial Corporation and Greer Bancshares Incorporated, dated November 7, 2016 (1) †
2.2	Agreement and Plan of Merger by and between Carolina Financial Corporation, CBAC, Inc., and Congaree Bancshares, Inc., dated January 5, 2016 (12) †
2.3	Agreement and Plan of Merger and Reorganization by and between Carolina Financial Corporation and First South Bancorp, Inc., dated June 9, 2017 (13) †
2.4	Agreement and Plan of Merger by and between United Bankshares, Inc. and Carolina Financial Corporation, dated as of November 17, 2019(15) †
3.1	Restated Certificate of Incorporation filed on August 31, 2015 (2)
3.2	Amendment to the Restated Certificate of Incorporation (3)
3.3	Amendment to Restated Certificate of Incorporation (14)
3.4	Amended and Restated Bylaws (4)
4.1	Description of the Company’s Common Stock *
4.2	Form of certificate of common stock (6)
10.1	Amended and Restated Employment Agreement by and between Crescent Bank and M.J. Huggins, III dated as of December 24, 2008 (6)(7) **
10.2	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and M.J. Huggins, III dated September 21, 2012 (6)(7) **
10.3	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and M.J. Huggins, III dated as of December 24, 2008 (6)(7) **
10.4	Amended and Restated Employment Agreement by and between Crescent Bank and David Morrow dated as of December 24, 2008 (6)(7) **
10.5	First Amendment to the Amended and Restated Employment Agreement between CresCom Bank and David Morrow dated as of September 19, 2012 (6)(7) **
10.6	Amended and Restated Supplemental Executive Agreement by and between Carolina Financial Corporation and David Morrow dated as of December 24, 2008 (6)(7)
10.7	Employment Agreement by and between Carolina Financial Corporation and Jerold L. Rexroad dated as of May 1, 2008 (6)(7) **
10.8	First Amendment to the Employment Agreement between Carolina Financial Corporation and Jerold L. Rexroad dated as of September 19, 2012 (6)(7) **
10.9	Carolina Financial Corporation 2002 Stock Option Plan (6)(7) **
10.10	Carolina Financial Corporation 2006 Recognition and Retention Plan (6)(7) **
10.11	Carolina Financial Corporation 2013 Equity Incentive Plan (6)(7) **
10.12	Form of Carolina Financial Corporation Elite LifeComp Agreement (6)(7) **
10.13	Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated January 1, 2004 (6)
10.14	First Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 19, 2004 (6)
10.15	Second Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of February 1, 2006 (6)
10.16	Third Amendment to Subservicing Agreement by and between Cenlar FSB and Crescent Mortgage Company dated as of January 1, 2011 (6)
10.17	Employment Agreement, dated January 21, 2015, by and between Crescent Mortgage Company and Fowler Williams (7)(8) **
10.18	Amendment No. 1 to the Carolina Financial Corporation 2013 Equity Incentive Plan (7)(9) **
10.19	First South Bancorp, Inc. 2008 Equity Incentive Plan, as assumed by the Company (7)(10) **
10.20	First South Bancorp, Inc. 1997 Stock Option Plan, as amended, as assumed by the Company (7)(11) **

21	Subsidiaries of Carolina Financial Corporation*
23	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC*
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certifications

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

* Previously filed with the Original Filing

** Management contract or compensatory plan or arrangement.

† Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedules or similar attachment to the SEC upon request.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on December 23, 2016.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on August 31, 2015.
(3)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016.
(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2016.
(5)	Reserved.
(6)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed on February 26, 2014.
(7)	Indicates management contracts or compensatory plans or arrangements.
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016 filed on May 9, 2016.
(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 22, 2015.
(10)	Incorporated by reference to First South Bancorp, Inc.’s Registration Statement on Form S-8, filed on June 2, 2008 (Registration No. 333-151337).
(11)	Incorporated by reference to First South Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 1999, filed on December 27, 1999 (File No. 0-22219).
(12)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 11, 2016.
(13)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2017.
(14)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2018.
(15)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA FINANCIAL CORPORATION

Date: April 24, 2020	By:	/s/ Jerold L. Rexroad
Jerold L. Rexroad
Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2020	By:	/s/ William A. Gehman III
William A. Gehman III
Chief Financial Officer
(Principal Accounting Officer)
45